Form 10-Q
period 2017-08-31
Max-1 Acquisition Corp
filed 2017-09-12
CIK 1698530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	1,250,000
(Class)	Outstanding at September 11, 2017

MAX-1 ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

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

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX-1 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2017	2017
	(Unaudited)
ASSETS

Current assets
Cash	$1,545	$6,025
Prepaid expenses	-	4,000
Total current assets	1,545	10,025
Total assets	$1,545	$10,025

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$3,102	$10
Note payable - stockholder	24,600	12,100
Total current liabilities	27,702	12,110
Total liabilities	27,702	12,110

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 1,250,000 shares issued and outstanding as of August 31, 2017 and 1,000,000 shares issued and outstanding as of February 28, 2017	125	100
Additional paid-in capital	31,125	24,900
Accumulated deficit	(57,407)	(27,085)
Total stockholders' deficit	(26,157)	(2,085)
Total liabilities and stockholders' deficit	$1,545	$10,025

See accompanying notes to the condensed financial statements.

MAX-1 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	August 31, 2017	August 31, 2017

Revenue	$-	$-

General and administrative expenses	11,898	29,730

Loss from operations	(11,898)	(29,730)

Interest expense	377	592

Net loss	$(12,275)	$(30,322)

Loss per common share - basic and dilutive	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and dilutive	1,209,239	1,104,620

See accompanying notes to the condensed financial statements.

MAX-1 ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended
August 31, 2017

Cash flows from operating activities:
Net loss	$(30,322)

Adjustments to reconcile net loss to net cash (used in) operating activties:
Decrease in prepaid expenses	4,000
Increase in accounts payable and accrued expenses	3,092

Net cash (used in) operating activities	(23,230)

Cash flows from financing activities:
Proceeds from the sale of common stock	6,250
Proceeds from related party advances	12,500

Net cash provided by financing activities	18,750

Net decrease in cash	(4,480)

Cash, beginning of period	6,025

Cash, end of period	$1,545

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of August 31, 2017 and February 28, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3 - Income Taxes

As of August 31, 2017, the Company has net operating loss carryforwards of approximately $57,000, to reduce future federal and state taxable income through 2037.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

Six Months Ended
August 31, 2017
Current Expense:
Federal	$-
Deferred tax benefit
Federal	(10,000)
Valuation allowance	10,000
Total	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

Six Months Ended
August 31, 2017
Statutory federal income tax rate	34%
Valuation allowance	-34%
Effective income tax rate	0%

Note 4 - Common Stock

As of August 31, 2017, the Company is authorized to issue fifty million (50,000,000) shares of $.0001 par value common stock, of which one million two-hundred-fifty thousand (1,250,000) shares have been issued.

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

Note 6 - Commitments and Related Party Transactions

Office Space

As of August 31, 2017, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

Note Payable - Stockholder

On March 10, 2017, the Company issued a promissory note to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Although there is no obligation to advance funds to the Company under the terms of the note, it is anticipated that the stockholder may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum.

During the six months ended August 31, 2017, the Company received advances of $12,500 under this promissory note.

As of August 31, 2017, the amount due was $25,202 including accrued interest of $602, which is reported as accounts payable and accrued expenses.

Note 7 - Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $57,000 and has negative working capital of approximately $26,000 as of August 31, 2017, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock and receive additional borrowings from the existing promissory note. The accompanying condensed interim financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 8 - Proposed Merger Agreement

A proposed merger is expected to be completed by and among the Company, a wholly-owned subsidiary of the Company (“Merger-Sub”), and Exicure, Inc., a Delaware corporation. Merger Sub will merge with and into Exicure. Exicure will continue as the surviving entity and as our wholly-owned subsidiary. The merger will occur pursuant to an agreement and plan of merger and reorganization expected to be entered into by and among the Company, Exicure and Merger Sub. In connection with the proposed merger, the current directors of the Company will resign and new board members will be appointed.

As of September 11, 2017, this merger has yet to be completed.

Note 9 - Subsequent Events

On September 6, 2017, the Company received an advance of $5,000 under the existing promissory note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of August 31, 2017, the Company had $1,545 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

As of the date of this Form 10-Q, our management has had discussions with Exicure, Inc., a Delaware corporation (“Exicure”), regarding a merger, whereby we will create a wholly-owned subsidiary and then merge such subsidiary with and into Exicure, with Exicure continuing as the surviving entity; however, at this time we are not a party to any binding agreements with respect to such a business combination and there are no assurances that we will be able to complete a business combination.

Liquidity and Capital Resources

As of August 31, 2017, the Company had total assets equal to $1,545 comprised exclusively of cash.  This compares with total assets of $10,025, comprised of cash and prepaid expenses, as of February 28, 2017.  The Company’s current liabilities as of August 31, 2017 totaled $27,702, comprised of accounts payable, accrued expenses and amounts due to related parties. This compares to the Company’s total current liabilities of $12,110, comprised of accounts payable, accrued expenses and amounts due to related parties, as of February 28, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the six months ended as of August 31, 2017:

Six Months Ended August 31, 2017
Net Cash Provided by (Used In) Operating Activities	$(23,230)
Net Cash Provided by Financing Activities	$18,750
Net Decrease in Cash	$(4,480)

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

Issuance of Promissory Note to a Shareholder and Director

On March 10, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable , and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of August 31, 2017, the amount due under the note was $25,202 including accrued interest of $602. The funds have been used to cover expenses incurred by the Company. The note is filed hereto as Exhibit 4.1.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 6, 2017 (Inception), through August 31, 2017.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended August 31, 2017, the Company had a net loss of $12,275 and $30,322, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 12, 2017	MAX-1 ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
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

