Form 10-Q
period 2018-03-31
EXICURE, INC.
filed 2018-05-15
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2018, there were 39,454,821 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as mended (the “Exchange Act”) that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•	our reliance on third parties to conduct our preclinical studies and clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our financial performance;

•	In Part I., Item 4. Controls and Procedures, the statements regarding internal controls;

•	the impact of government regulation and developments relating to our competitors or our industry; and

•	other risks and uncertainties, including those listed in Part II, Item 1A—“Risk Factors.”
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
Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Exicure,” the “Company,” “we,” “our,” “us,” or similar terms refer to Exicure, Inc. and our wholly-owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of the Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,124	$25,764
Unbilled revenue receivable	5	13
Receivable from related party	21	17
Prepaid expenses and other assets	1,897	1,844
Total current assets	23,047	27,638
Property and equipment, net	1,275	1,317
Other noncurrent assets	32	32
Total assets	$24,354	$28,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$776	$—
Accounts payable	974	1,049
Accrued expenses and other current liabilities	1,265	1,273
Current portion of deferred revenue	—	1,034
Total current liabilities	3,015	3,356
Long-term debt, net	4,103	4,855
Common stock warrant liability	651	523
Other noncurrent liabilities	277	278
Total liabilities	$8,046	$9,012

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 39,454,821 issued and outstanding, March 31, 2018; 39,300,823 shares issued and outstanding, December 31, 2017	4	4
Additional paid-in capital	54,394	53,586
Accumulated deficit	(38,090)	(33,615)
Total stockholders' equity	16,308	19,975
Total liabilities and stockholders’ equity	$24,354	$28,987
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended, March 31,
	2018	2017
Revenue:
Collaboration revenue	$36	$2,432
Total revenue	36	2,432
Operating expenses:
Research and development expense	3,275	3,488
General and administrative expense	2,045	1,426
Total operating expenses	5,320	4,914
Operating loss	(5,284)	(2,482)
Other income (expense), net:
Interest expense	(161)	(204)
Other income (loss), net	(64)	34
Total other income (loss), net	(225)	(170)
Net loss	$(5,509)	$(2,652)

Basic and diluted loss per common share	$(0.14)	$(15.62)
Basic and diluted weighted-average common shares outstanding	39,357,289	169,794
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	39,300,823	$4	$53,586	$(33,615)	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	1,034	1,034
Balance at January 1, 2018	39,300,823	$4	$53,586	$(32,581)	$21,009
Exercise of options	8,532	—	7	—	7
Equity-based compensation	—	—	365	—	365
Issuance of common stock, net	145,466	—	436	—	436
Net loss	—	—	—	(5,509)	(5,509)
Balance at March 31, 2018	39,454,821	$4	$54,394	$(38,090)	$16,308
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,509)	$(2,652)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	86	38
Equity-based compensation	365	380
Amortization of long-term debt issuance costs and fees	24	50
Other	73	—
Change in fair value of warrant liabilities	128	(38)
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	8	(449)
Receivable from related party	(4)	(5)
Prepaid expenses and other current assets	311	(556)
Deferred offering costs	—	(241)
Other noncurrent assets	—	(19)
Accounts payable	(120)	58
Accrued expenses and other current liabilities	(8)	(1,581)
Deferred revenue	—	(1,982)
Other noncurrent liabilities	(1)	—
Net cash used in operating activities	(4,647)	(6,997)
Cash flows from investing activities:
Capital expenditures	—	(245)
Net cash used in investing activities	—	(245)
Cash flows from financing activities:
Proceeds from exercise of common stock options	7	43
Net cash provided by financing activities	7	43
Net increase decrease in cash and cash equivalents	(4,640)	(7,199)
Cash and cash equivalents - beginning of period	25,764	19,623
Cash and cash equivalents - end of period	$21,124	$12,424

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$436	$—
Deferred offering costs (accounts payable and accrued expenses)	—	733
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	45	268
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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
References to the “Merger” refer to the September 26, 2017 transaction whereby Max-1 Acquisition Sub, Inc., a wholly-owned subsidiary of Max-1 Acquisition Corporation, or Max-1, merged with and into Exicure Operating Company (f/k/a Exicure, Inc.), a privately-held Delaware Corporation referred to herein as Exicure OpCo, with Exicure OpCo remaining as the surviving entity and a wholly-owned operating subsidiary of Max-1 (which then changed its name to Exicure, Inc.). References to the “Private Placement” refers to the transactions following the Merger that occurred in several closings on September 26, 2017, October 27, 2017 and November 2, 2017 in which we sold to accredited investors approximately $31,513 worth of shares of common stock (before deducting placement agent fees and expenses which are approximately $3,966), or 10,504,196 shares, at a price of $3.00 per share.
On July 9, 2015, AuraSense Therapeutics, LLC was converted into AuraSense Therapeutics, Inc., a privately-held Delaware corporation, and on the same date changed its name to Exicure, Inc., which actions together are referred to in these notes to unaudited condensed consolidated financial statements as the corporate conversion. In connection with the corporate conversion, the accumulated deficit of AuraSense Therapeutics, LLC of $18,837 was reclassified to Additional paid in capital.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Parent and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Going Concern
As of March 31, 2018, the Company has generated an accumulated deficit of $56,927 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, existing working capital at March 31, 2018 is not sufficient to sustain operations beyond March 31, 2019. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
The accompanying unaudited condensed consolidated interim financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of March 31, 2018, the interim consolidated statements of operations for the three months ended March 31, 2018 and 2017, the interim consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2018, and the interim consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and the results of its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2017 are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.
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
Revision of Prior Period Financial Statements
In connection with preparing our condensed consolidated interim financial information for the three months ended March 31, 2018, we identified errors that affected prior interim and annual periods related to the timing of recognition of research and development expense related to a contract for the clinical trial of one of our therapeutic candidates. We evaluated whether our previously issued consolidated financial statements were materially misstated and concluded that the errors individually and in the aggregate were not material to any of our previously issued financial statements. We have revised the accompanying comparative financial statements to correct the immaterial errors. The correction of the errors increased prepaid expense and other current assets by $933, decreased accrued expenses by $96, and decreased accumulated deficit by $1,028 at December 31, 2017.
2. Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as required by recently adopted accounting pronouncements, as discussed below.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Revenue Recognition
Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605).
Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps:

1.
Identify the contract with the customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.

2.
Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3.
Determine the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment.

4.
Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices.

5.
Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, or settle liabilities, and holding or selling the asset.
Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
 Milestone payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.
 Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its collaboration agreements.
As of March 31, 2018, the Company’s only revenue recognized is related to the Purdue Collaboration (see Note 3).
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (ASC 606), Revenue from Contracts with Customers. This ASU, as amended by ASU 2015-14, affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for Exicure in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. The

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Company adopted ASC 606 on a modified retrospective basis. See above “Revenue Recognition” for a discussion of the Company’s updated policies related to revenue recognition effective January 1, 2018.
Impact of adoption of ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new guidance, the Company recorded reductions to both accumulated deficit and deferred revenue, current of $1,034 as of the date of adoption.
As a result of the adoption of ASC 606: (i) there were no impacts to the totals of our cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018; (ii) there were no impacts to the balances of the accompanying unaudited condensed consolidated balance sheet as of March 31, 2018, and (iii) total revenue, operating loss, and net loss were lower by $1,034 each in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for the Company in the first quarter of 2018 and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted this guidance on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact to the Company’s statement of cash flows.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact to the Company’s financial statements.
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
3. Purdue Collaboration
On December 2, 2016, the Company entered into a research collaboration, option and license agreement with Purdue Pharma, L.P. (“Purdue”) and referred to herein as the “Purdue Collaboration.” Purdue has the option to obtain from us the full worldwide development and commercial rights to AST-005 (the Company’s lead therapeutic candidate that targets tumor necrosis factor), an option to obtain three additional collaboration targets and a further option to obtain from us the full worldwide development and commercial rights to any therapeutic candidates developed targeting the three additional collaboration targets. Additionally, Purdue has rights of first offer to some potential collaboration targets. These rights of first offer are subject to limitations in time and scope. In connection with the Purdue Collaboration, the Company received a non-refundable development fee of $10,000. In addition, the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Company is eligible to receive up to $776,500 upon successful completion of certain research, regulatory and commercial sales milestones. The research milestones are payable upon target identification and IND-enabling pre-clinical development, per program, with an aggregate total of up to $16,500. The regulatory milestones are payable upon the initiation or completion of clinical trials, and regulatory approval in the United States and outside the United States, per program, with an aggregate total of up to $410,000. The commercial sales milestones are payable upon achievement of specified aggregate product sales thresholds and total up to $350,000. In the event a therapeutic candidate subject to the collaboration results in commercial sales, the Company is eligible to receive royalties ranging from the low single digits to a maximum of 10% on future net sales of such commercialized therapeutic candidates. Additionally, Purdue had an obligation to invest in a qualified equity financing of the Company if such financing was completed before June 2, 2017. The Company did not complete such qualified equity financing before June 2, 2017.
See Note 13, Subsequent Events, for recent developments related to the Purdue Collaboration.
Prior to the adoption of ASC 606, the upfront payment of $10,000 was accounted for pursuant to ASC 605 and was recorded as deferred revenue and recognized on a ratable basis over the estimated performance period of the relevant research and development activities. On January 1, 2018, in connection with the adoption of ASC 606, the Company recorded the unamortized deferred revenue of $1,034 as an adjustment to the beginning balance of retained deficit at January 1, 2018. See Note 2, Significant Accounting Policies, for more information related to the adoption of ASC 606.
The Company identified multiple performance obligations as part of the Purdue Collaboration agreement, including the upfront payment of $10,000, discussed above, and the research and development services. The Company determined that the performance obligations should not be combined, the license should be recognized at the time the license is granted and the research and development services at the time the service is performed. The Purdue Collaboration agreement includes contingent promises related to specified research, development and regulatory milestones and sale-based milestones. Each contingent promise related to contingent and milestone payment is evaluated to determine whether it represents a material right. The Company recognizes any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which it is determined that the revenue is not subject to a significant reversal. To date, the Company has not recognized any contingent payments in connection with the Purdue Collaboration agreement as revenue.
During the three months ended March 31, 2018, the Company recognized collaboration revenue of $36, which consisted entirely of research and development activities that will be reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations. During the three months ended March 31, 2017, the Company recognized collaboration revenue of $2,432, which included $363 of research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. Supplemental Balance Sheet Information
Property and equipment, net

	March 31, 2018	December 31, 2017
Scientific equipment	$1,906	$1,797
Leasehold improvements	192	192
Furniture and fixtures	31	31
Computers and software	26	26
Construction in process	38	120
Property and equipment, gross	2,193	2,166
Less: accumulated depreciation	(918)	(849)
Property and equipment, net	$1,275	$1,317
Depreciation and amortization expense was $86 and $38 for the three months ended March 31, 2018 and 2017, respectively.
Accrued expenses and other current liabilities

	March 31, 2018	December 31, 2017
Accrued legal expenses	514	251
Accrued payroll-related expenses	329	718
Other accrued expenses	422	304
Accrued expenses and other current liabilities	$1,265	$1,273
5. Debt
On January 15, 2018, the Company and Hercules Technology Growth Capital Limited (“Hercules”) amended its loan agreement so that amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, shall begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date on September 1, 2019.
At March 31, 2018 and December 31, 2017, the carrying value of the current and non-current portion of long-term debt is $4,879 and $4,855, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At March 31, 2018, the principal maturities of the long-term debt were as follows:

March 31, 2018
2018	—
2019	4,999
Principal balance outstanding	4,999
less: unamortized discount	(108)
less: unamortized debt issuance costs	(12)
Long-term debt	4,879
Current portion	776
Noncurrent portion	4,103
The Company paid interest on debt of $136 and $153 during the three months ended March 31, 2018 and 2017, respectively.
6. Stockholders’ Equity
Common Stock
As of March 31, 2018 and December 31, 2017, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of March 31, 2018, the Company had 39,454,821 shares issued and outstanding. As of December 31, 2017, the Company had 39,300,823 shares issued and outstanding.
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
Preferred Stock
As of March 31, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
7. Equity-Based Compensation
As of March 31, 2018, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 1,498,264.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Research and development expense	$96	$44
General and administrative expense	269	336
	$365	$380
Unamortized equity-based compensation expense at March 31, 2018 was $2,997, which is expected to be amortized over a weighted-average period of 2.8 years.
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

	Three Months Ended March 31,
	2018	2017
Expected term	5.9 to 6.0 years	5.3 to 6.5 years
Risk-free interest rate	2.72%	1.97% to 2.17%; weighted avg. 2.07%
Expected volatility	82.4%	80.8% to 83.1%; weighted avg. 81.0%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the three months ended March 31, 2018 and 2017 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Three months ended March 31, 2018	$3.00	$3.00
Three months ended March 31, 2017	$4.21	$4.21

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s common stock has not yet been publicly traded, therefore the Company estimates the fair value of its common stock underlying its common stock options. At March 31, 2018, for financial reporting purposes and principally to aid Exicure in the revaluation of certain common stock option awards to non-employees and certain warrant liabilities, Exicure estimated the per share fair value of its common stock to be $3.00, which is the per share price paid by outside investors in the Private Placement.
The weighted-average grant date fair value of common stock options granted in the three months ended March 31, 2018 and 2017 was $2.13 and $2.92 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2017	3,672,620	$1.79	7.5	$5,221
Granted	674,279	3.00
Exercised	(8,532)	0.86
Forfeited	(2,638)	1.03
Outstanding - March 31, 2018	4,335,729	$1.98	7.5	$5,221
Exercisable - March 31, 2018	2,597,078	$1.51	7.0	$4,245
Vested and Expected to Vest - March 31, 2018	3,916,640	$2.11	7.5	$5,190
The aggregate intrinsic value of common stock options exercised during the three months ended March 31, 2018 and 2017 was $18 and $202, respectively.
8. Income Taxes
The Company incurred a pretax loss in each of the three months ended March 31, 2018 and 2017, which consists entirely of loss in the U.S. and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three months ended March 31, 2018 and 2017 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three months ended March 31, 2018 and 2017.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is the computation of loss per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net loss	$(5,509)	$(2,652)
Weighted-average basic and diluted common shares outstanding	39,357,289	169,794
Loss per share - basic and diluted	$(0.14)	$(15.62)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

	March 31,
	2018	2017
Options to purchase common stock	4,335,729	3,683,826
Warrants to purchase common stock	413,320	—
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
The Company’s common stock warrant liability is classified within Level 3 of the fair value hierarchy. The fair value of the common stock warrant liability was determined using the Black-Scholes option-pricing model.
The following assumptions were used to estimate the fair value of the common stock warrant liability at March 31, 2018:

March 31, 2018
Expected term	3.0 years
Risk-free interest rate	2.38%
Expected volatility	78.1%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at March 31, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $50. A 10% change in the estimate of fair value of the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

common stock at March 31, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $94.
The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at January 1, 2018	$523
Loss included in other income (expense), net	128
Balance at March 31, 2018	$651
11. Commitments and Contingencies
Leases
The Company conducts all operations in a facility under an operating lease which commenced in March 2012 and was originally scheduled to end in February 2015. During the first quarter of 2014, the lease was extended for an additional six years through February 2021, and includes a renewal option. During the second quarter of 2016, the Company amended the lease agreement to include additional space to be used primarily for administrative functions effective in May 2016. Lease payments include a fixed payment amount as well as contingent payments related to a proportionate share of operating and real estate expenses. At the inception of the lease, the lessor paid for leasehold improvements totaling $52 which has been capitalized and is being amortized over the lease term. The fixed payment amounts, including those in connection with the amended lease agreement in the second quarter of 2016, increase over the term of the lease but rent expense is recognized on a straight-line basis resulting in the recognition of deferred rent liability of $46 and $48 as of March 31, 2018 and December 31, 2017, respectively, calculated on the basis of the extended lease agreement.
Rent expense consisted of the following:

	Three Months Ended March 31,
	2018	2017
Straight-line rent expense	$83	$83
Contingent rent expense	89	77
Total rent expense	$172	$160

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Future minimum lease payments as of March 31, 2018 are as follows:

Years ending December 31,	Operating Leases
2018	256
2019	347
2020	353
2021	59
Thereafter	—
Total	$1,015
Northwestern University license agreements
On December 12, 2011, (1) AuraSense, LLC assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, and (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product. In August 2015, we entered into a restated license agreement with NU (the “restated license agreement”). In February 2016, we obtained exclusive license as to NU’s rights in certain SNA technology we jointly own with NU (the “February 2016 license agreement”). Our license to NU’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “June 2016 license agreement”). Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of March 31, 2018, the Company has paid to NU an aggregate of $3,419 in consideration of each of the obligations described above.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The amounts due from AuraSense, LLC in connection with the above mentioned activities were $21 and $17 at March 31, 2018 and December 31, 2017, respectively.
The following is a summary of amounts billed to AuraSense, LLC and recognized in the accompanying unaudited statement of operations in connection with the above mentioned activities:

	For the Three Months Ended March 31,
	2018	2017
Quarterly fee for indirect costs	$3	$3
Direct costs of AuraSense LLC paid by the Company	1	2
	$4	$5
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $25 in each of the three months ended March 31, 2018 and 2017 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited consolidated statement of operations.
13. Subsequent Events
In April 2018, Purdue notified the Company it has declined to exercise its option to develop AST-005 at this time, but that it also intends to retain rights relating to the TNF target, and Purdue reserves its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005.
The Company has evaluated subsequent events which may require adjustment to or disclosure in the accompanying unaudited condensed consolidated financial statements and has concluded that, other than the recent developments related to the Purdue Collaboration disclosed above, there are no subsequent events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated interim financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Operating Overview
We are a clinical-stage biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Since our SNAs have shown in a Phase 1 clinical trial and in preclinical studies that they can cross certain biological barriers when administered locally, we believe that they have the therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. We have demonstrated the ability to cross certain biological barriers in a Phase 1 clinical trial of our therapeutic candidate, AST-005, and in preclinical studies of our two other therapeutic candidates, XCUR17 and AST-008, both of which are currently in Phase 1 clinical trials.
We currently have three clinical programs: AST-008, XCUR17, and AST-005.
AST-008
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. AST-008 has exhibited anti-tumor activity as both a monotherapy and in combination with certain checkpoint inhibitors across a range of preclinical models of solid and hematological cancers. In the third quarter of 2017, we received an authorization from the MHRA, the competent health authority of the United Kingdom, to conduct a Phase 1 clinical trial with AST-008. We began subject dosing in our Phase 1 clinical trial for AST-008 in the fourth quarter of 2017. We expect this trial to be completed in the third quarter of 2018. Our current plan anticipates preparing and commencing a Phase 1b/2 clinical trial for AST-008 late this year. We ultimately plan to clinically advance AST-008 in combination with checkpoint inhibitors.
XCUR17
XCUR17 is an SNA targeted to IL-17RA for the treatment of mild to moderate psoriasis. We filed a CTA for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017. Our CTA was approved in February 2018 and we began dosing patients in our Phase 1 clinical trial in April 2018. We expect this clinical trial to be completed in the third quarter of 2018.
AST-005
AST-005 is an SNA targeting tumor necrosis factor, or TNF, for the treatment of mild to moderate psoriasis that is intended to be administered locally in a gel to psoriatic lesions. In a completed Phase 1 clinical trial, AST-005, when topically administered to the skin of patients with mild to moderate psoriasis, resulted in no drug associated adverse events, and demonstrated a reduction of tumor necrosis factor messenger RNA, or TNF mRNA. As part of Exicure’s collaboration with Purdue, a Phase 1b clinical trial was conducted in Germany to evaluate the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial evaluated the safety, tolerability, and plaque thickness following topical application of different strengths of AST-005 formulated as a topical gel. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than were previously studied. Seventy-five areas of skin were treated with AST-005 gel across twenty-five patients. One mild and one moderate adverse event in a single patient was reported in a placebo treated area. No serious adverse events were observed in any patient. As designed, however, the study did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy in patients with psoriasis.
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
In April 2018, Purdue has notified the Company it has declined to exercise its option to develop AST-005 at this time, but that it also intends to retain rights relating to the TNF target, and Purdue reserves its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005.
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $15.5 million in revenue since inception through March 31, 2018 has been earned through our research collaboration, license, and option agreement with Purdue or as a primary contractor or as a subcontractor on government grants. In addition to our revenue, from inception through March 31, 2018, we have funded our operations through private placements of preferred stock with gross proceeds totaling $42.8 million, sales of common stock in the Private Placement with gross proceeds totaling $31.5 million, and debt financing totaling $6.0 million. As of March 31, 2018, our cash and cash equivalents were $21.1 million.
Since our inception, we have incurred significant operating losses. Our net loss was $5.5 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, our accumulated deficit was $56.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•conduct further preclinical studies and clinical trials of AST-008 and XCUR17;
•increase research and development for the discovery and development of additional therapeutic candidates;
•advance other therapeutic candidates into preclinical and clinical development;
•increase our research and development to enhance our technology;
•procure clinical trial materials;
•seek regulatory approval for our therapeutic candidates that successfully complete clinical trials;
•maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•operate as a public company.
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
Recent Developments
Registration Statement
We filed and caused to become effective a registration statement with the SEC on February 6, 2018 registering the resale of 39,714,143 shares of our common stock issued in 2017 in connection with the Private Placement. We have been informed by our sponsoring market maker that FINRA has cleared our Form 211. We are now addressing final administrative items in order to begin trading on the OTCQB tier of the OTC.
Appointment of Chief Operating Officer
On April 20, 2018, we announced that Matthias G. Schroff, Ph.D, was appointed to serve as Chief Operating Officer (“COO”) of the Company, effective April 16, 2018. Dr. Schroff is a biotechnology industry veteran who brings more than 15 years of senior leadership experience within global biopharmaceutical companies where he gained deep scientific and clinical experience in immuno-oncology, TLR9 biology and broad clinical program management. For more information on the appointment of Dr. Schroff, please see the Current Report on Form 8-K filed with the SEC on April 20, 2018.
Purdue Collaboration
As part of Exicure’s collaboration with Purdue, a Phase 1b clinical trial was conducted in Germany to evaluate the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial evaluated the safety, tolerability, and plaque thickness following topical application of different strengths of AST-005 formulated as a topical gel. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than were previously studied. Seventy-five areas of skin were treated with AST-005 gel across twenty-five patients. One mild and one moderate adverse event in a single patient was reported in a placebo treated area. No serious adverse events were observed in any patient. As designed, however, the study did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy in patients with psoriasis.
In April 2018, Purdue has notified the Company it has declined to exercise its option to develop AST-005 at this time, but that it also intends to retain rights relating to the TNF target, and Purdue reserves its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005.
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
Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of our policy relating to revenue recognition.
As discussed in Note 2 of the accompanying unaudited condensed consolidated financial statements, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) effective January 1, 2018. Refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for a description of policy related to revenue recognition.
Recently adopted accounting pronouncements
Refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for a description of recently adopted accounting pronouncements.
Recent accounting pronouncements not yet adopted
Refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements not yet adopted.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$36	$2,432	$(2,396)	n/m
Total revenue	36	2,432	(2,396)	n/m
Operating expenses:
Research and development expense	3,275	3,488	(213)	(6)%
General and administrative expense	2,045	1,426	619	43%
Total operating expenses	5,320	4,914	406	8%
Operating loss	(5,284)	(2,482)	(2,802)	113%
Other income (expense), net:
Interest expense	(161)	(204)	43	(21)%
Other income (loss), net	(64)	34	(98)	n/m
Total other income (loss), net	(225)	(170)	(55)	32%
Net loss	$(5,509)	$(2,652)	$(2,857)	108%
Revenue

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	Change
Collaboration revenue	$36	$2,432	$(2,396)	n/m
Total revenue	$36	$2,432	$(2,396)	n/m
Revenue in both the three months March 31, 2018 and 2017 related to the Purdue Collaboration. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million in December 2016. Prior to the adoption of ASC 606, the upfront payment of $10.0 million was accounted for pursuant to ASC 605 and was recorded as deferred revenue and recognized on a ratable basis over the estimated performance period of the relevant research and development activities. On January 1, 2018, in connection with the adoption of ASC 606, we recorded the unamortized deferred revenue of $1.0 million as an adjustment to the beginning balance of accumulated deficit at January 1, 2018.
The collaboration revenue of $36 thousand during the three months ended March 31, 2018 related to research and development activities that is reimbursable by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations. We recognized $2.4 million of collaboration revenue in the three months ended March 31, 2017, which consisted of three months of amortization of deferred revenue mentioned above and $0.4 million related to research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations.
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
Refer to Recent Developments above for more information on the Purdue Collaboration.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	Change
Clinical development programs expense	$1,276	$1,900	$(624)	(33)%
Platform and discovery-related expense	915	764	151	20%
Employee-related expense	831	620	211	34%
Facilities, depreciation, and other expenses	253	204	49	24%
Total research and development expense	$3,275	$3,488	$(213)	(6)%

Full time employees	17	18	(1)
Research and development expense was $3.3 million for the three months ended March 31, 2018 and $3.5 million for the three months ended March 31, 2017, a decrease of $0.2 million, or 6%. The decrease in research and development expense of $0.2 million was primarily due to a net decrease in costs related to our clinical development programs of $0.6 million, partially offset by higher employee-related expenses of $0.2 million and higher platform and discovery-related expense of $0.2 million.
The net decrease in clinical development programs expense was mostly due to lower costs associated with AST-005 (for which the Phase 1b clinical trial, subject of the Purdue Collaboration, ended during the first quarter of 2018) and lower costs for preparation for the Phase 1 clinical trial of XCUR17, partially offset by increased costs for Phase 1 clinical trial activities of AST-008. Included in clinical development expense for the three months ended March 31, 2018 and 2017 was approximately $36 thousand and $0.4 million, respectively, of expense that is reimbursed by Purdue (included in revenue) related to the Phase 1b trial of AST-005. Higher employee-related expense of $0.2 million was mostly the result of salary increases and a change in mix of scientific staff as well as higher non-cash stock-based compensation expense. The increase in platform and discovery-related expense of $0.2 million is mostly due to higher costs to maintain our intellectual property portfolio, partially offset by lower costs related to contract research organizations.
We expect our research and development expenses to increase in 2018 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based candidates.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	Change
General and administrative expense	$2,045	$1,426	$619	43%
Full time employees	8	7	1
General and administrative expense was $2.0 million for the three months ended March 31, 2018 and $1.4 million for the three months ended March 31, 2017, an increase of $0.6 million, or 43%. This increase is due to higher legal costs of $0.2 million associated with the preparation of Form S-1 to register the shares of common stock in connection with the Merger and the Private Placement as well as other activities to obtain regulatory approval for the trading of our common stock on the over-the-counter market and higher compensation and related expenses of $0.2 million associated with salary increases. Also contributing to the increase in general and administrative expense of $2.0 million were higher costs of $0.2 million associated with being a public company, including higher expense for director and officer insurance and investor and public relations.
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
Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions.
Liquidity and Capital Resources
Overview
To date we have primarily funded our operations through private placements of equity securities, the Purdue Collaboration, a debt financing, and grants from governmental agencies. Since inception and through March 31, 2018, we have received approximately $95.3 million in aggregate gross proceeds from these transactions, including $42.8 million in aggregate gross proceeds from private placement offerings of preferred stock, $31.5 million in gross proceeds from sales of common stock in the Private Placement with gross proceeds totaling $31.5 million, an upfront payment of $10.0 million in connection with the Purdue Collaboration, $6.0 million in debt financing, and an aggregate of $5.0 million from grants awarded by governmental agencies.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of March 31, 2018, we have an accumulated deficit of $56.9 million. Based on our current operating plans, existing working capital at March 31, 2018 is not sufficient to sustain operations beyond March 31, 2019. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
See “—Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
	(unaudited)	(unaudited)
Net cash used in operating activities	$(4,647)	$(6,997)
Net cash used in investing activities	—	(245)
Net cash provided by financing activities	7	43
Net increase decrease in cash and cash equivalents	$(4,640)	$(7,199)
Operating activities
Net cash used in operating activities was $4.6 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in operating activities of $2.4 million was primarily due to the absence of the first quarter 2017 payment of $1.5 million in connection with the Northwestern University license agreements and lower cash used for working capital.
Investing activities
Net cash used in investing activities was $0 and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in investing activities for the 2017 period was primarily due to the purchase of scientific equipment.
Hercules Loan and Security Agreement
On February 17, 2016, we entered into a loan and security agreement with Hercules. The loan agreement provided for funding in an aggregate principal amount of up to $10.0 million in two separate tranches. The first tranche was funded on February 17, 2016 in the amount of $6.0 million. A second tranche of $4.0 million was available provided that we met certain milestones on or before December 31, 2016. We did not meet these milestones and, therefore, we did not draw the second tranche, the availability of which expired on December 31, 2016. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest-only payments through June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, shall begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. In addition, if we prepaid the term loan on or prior to February 1, 2017, we would be required to pay a prepayment charge equal to 3% of the amount being prepaid, if we prepaid the term loan after February 1, 2017 but on or prior to February 1, 2018, we would be required to pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepay the term loan after February 1, 2018, we must pay a prepayment charge of 1% of the amount being prepaid. As of the date of this report, we have not prepaid the Hercules term loan. The loan agreement was amended on October 10, 2016 to revise the language granting Hercules a contingent security interest in certain of our assets.

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
Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on our current operating plans, existing working capital at March 31, 2018 is not sufficient to sustain operations beyond March 31, 2019. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the terms and timing of any other collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential therapeutic candidates;
•the number and characteristics of therapeutic candidates that we pursue;
•the progress, costs and results of our preclinical studies and clinical trials;
•the outcome, timing and cost of regulatory approvals;
•delays that may be caused by changing regulatory requirements;
•the cost and timing of hiring new employees to support our continued growth;

•	unknown legal, administrative, regulatory, accounting, and information technology costs as well as additional costs associated with operating as a public company;
•the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;
•the costs and timing of procuring clinical and commercial supplies of our therapeutic candidates;
•the extent to which we acquire or in-license other therapeutic candidates and technologies; and
•the extent to which we acquire or invest in other businesses, therapeutic candidates or technologies.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business during the period covered by this Quarterly Report on Form 10-Q from the contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2017
Off-balance Sheet Arrangements
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash equivalents of $21.1 million and $25.8 million, respectively, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As we are an emerging growth company and a newly public company, we have not prepared a formal management’s report on internal control over financial reporting, as would otherwise be required by Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date in our condensed consolidated interim financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2018, and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status, which may not be until the 2022 Annual Report on Form 10-K.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that all information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to a material weakness in internal control over financial reporting. The material weakness related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Specifically these ineffectively designed controls, which arose in a prior period and were identified in the quarter ended March 31, 2018, resulted in an immaterial error, which was corrected in this Quarterly Report on Form 10-Q in previously issued financial statements as disclosed in Note 1 to the unaudited condensed consolidated interim financial statements for the period ended March 31, 2018.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We are working towards remediating the deficiencies that led to the material weakness by enhancing the information used for periodic assessment of contract progress and increasing the frequency of communication in the process for accounting for certain research and development contracts with contract research organizations to ensure expenses are recognized as incurred.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2018.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts related to the material weakness discussed above, no changes occurred in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of March 31, 2018, we have generated an accumulated deficit of $56.9 million. For the three months ended March 31, 2018 and 2017, our net loss was $5.5 million and $2.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Further, the U.S. Food and Drug Administration (the “FDA”) has limited experience with SNA-based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using SNAs, which may increase the complexity, uncertainty and length of the regulatory approval process for our therapeutic candidates. We and any current or future collaborators may never receive approval to market and commercialize any therapeutic candidate. Even if we or a future collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our SNA technology proves to be ineffective, unsafe or commercially unviable, our technology and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our therapeutic candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.
We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including an institutional review board (“IRB”), approval to conduct clinical trials at particular sites for, and successfully commercializing, our therapeutic candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or a future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
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

•
conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency (“EMA”) or European Union national competent authorities, regarding the scope or design of our clinical trials;

•delays in enrolling research subjects in clinical trials;
•high drop-out rates of research subjects;

•	inadequate supply or quality of therapeutic candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•greater than anticipated clinical trial costs;
•poor effectiveness of our therapeutic candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

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

•varying interpretations of data by the FDA and similar foreign regulatory agencies; or

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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2018 and December 31, 2017, we had $21.1 million and $25.8 million in cash and cash equivalents, respectively. Based on our current operating plans, existing working capital at March 31, 2018 is not sufficient to sustain operations beyond March 31, 2019. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

•	to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture and market our therapeutic candidates;

•	to build and maintain a strong intellectual property portfolio and avoid infringing the intellectual property of third parties;
•to establish and maintain successful licenses, collaborations and alliances;
•to satisfy the requirements of clinical trial protocols, including patient enrollment;
•to establish and demonstrate the clinical efficacy and safety of our therapeutic candidates;
•to obtain regulatory approvals;

•	to manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, and commercialization;
•to obtain additional capital to support and expand our operations; and
•to market our products to achieve acceptance and use by the medical community in general.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to our therapeutic candidates or future development programs;

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
•additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	whether or not any of our therapeutic candidates receives regulatory approval, market acceptance and demand for such therapeutic candidates;
•regulatory developments affecting our therapeutic candidates or those of our competitors; and
•changes in general market and economic conditions.
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
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue. As part of the agreement, Purdue has the option to obtain from us the full worldwide development and commercial rights to AST-005, an option to obtain three additional collaboration targets and a further option to obtain from us the full worldwide development and commercial rights to any therapeutic candidates developed targeting the three additional collaboration targets. In April 2018, Purdue notified the Company it has declined to exercise its option to develop AST-005 at this time, but that it also intends to retain rights relating to the TNF target, and Purdue reserves its right to continue joint development with Exicure of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Additionally, Purdue has rights of first offer to some potential collaboration targets. These rights of first offer are subject to limitations in time and scope. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million. In addition, we are eligible to receive up to $776.5 million upon successful completion of certain research, regulatory and commercial sales milestones. There can be no assurance these milestones will be achieved as they are subject to highly significant risks and uncertainties, many of which are outside of our control. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive royalties ranging from the low single digits to a maximum of 10% on future net sales of such commercialized therapeutic candidates.
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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with applicable Good Laboratory Practices (“GLPs”) and clinical trials to be conducted in accordance with applicable FDA regulations and Good Clinical Practices (“GCPs”), including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•delay in submitting regulatory applications, or receiving regulatory approvals, for therapeutic candidates;
•loss of the cooperation of a future collaborator;

•	subjecting manufacturing facilities of our therapeutic candidates to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our therapeutic candidates; and

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
Even if approval is obtained for a therapeutic candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The therapeutic candidates that we are developing are based on our SNA technology. Market participants with significant influence over acceptance of new treatments, such as physicians and third party payors, may not adopt a treatment based on SNA technology, and we may not be able to convince the medical community and third party payors to accept and use, or to provide favorable reimbursement for, any therapeutic candidates developed by us or any current or future collaborators. Market acceptance of our therapeutic candidates will depend on, among other factors:
•the timing of our receipt of any marketing and commercialization approvals;
•the terms of any approvals and the countries in which approvals are obtained;
•the safety and efficacy of our therapeutic candidates;
•the prevalence and severity of any adverse side effects associated with our therapeutic candidates;
•limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•relative convenience and ease of administration of our therapeutic candidates;
•the willingness of patients to accept any new methods of administration;
•the success of our physician education programs;
•the availability of adequate government and third party payor reimbursement;

•the pricing of our products, particularly as compared to alternative treatments; and

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
Our success largely depends on the continued service of key management and other specialized personnel, including David A. Giljohann, Ph.D., our Chief Executive Officer, David S. Snyder, our Chief Financial Officer, Ekambar Kandimalla, Ph.D., our Chief Scientific Officer, and Matthias G. Schroff, our Chief Operating Officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and our technology and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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
As of March 31, 2018 and as of December 31, 2017, we had $21.1 million and $25.8 million in cash and cash equivalents, respectively. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Accounting methods and policies for biotechnology companies, including policies governing revenue recognition, research and development and related expenses, and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our historical financial statements, including those contained in this report.
We have identified a material weakness in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be adversely effected, and we may become subject to litigation and regulatory investigation.
We have identified one material weakness in our internal control over financial reporting related to a deficiency in our information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim condensed consolidated financial statements will not be prevented or detected in a timely basis. This deficiency resulted in the overstatement of accumulated deficit by $1.0 million, the understatement of prepaid expense and other current assets by $0.9 million, and the overstatement of accrued expenses by $0.1 million as of December 31, 2017.
As further described above and in Part I, Item 4 “Controls and Procedures,” of this Form 10-Q, management is implementing a remediation plan to implement controls in the near term by enhancing the information used for periodic assessment of contract progress and increasing the frequency of communication in the process for accounting for certain research and development contracts with contract research organizations to ensure expenses are recognized as incurred.
In addition, if we identify new material weaknesses in the future in our internal controls over financial reporting, we may not detect errors in a timely manner and our condensed consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. We may also fail to report our financial results on a timely and accurate basis, which could result in sanctions, lawsuits, or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are eventually listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
We have incurred significant losses since our inception and expect to incur continued losses in the future. We must obtain additional funds to finance our operations and to remain a going concern.
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our consolidated financial statements for the period ended March 31, 2018 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. We believe that our existing working capital will be sufficient to fund our current operating plans through at least the end of March 2019. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2018, our patent portfolio consists of over 55 issued patents and allowed patent applications and over 140 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
•We will develop additional proprietary technologies that are patentable.
•The patents of others will not have an adverse effect on our business.

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
If we or current or future collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our therapeutics successfully and could harm our reputation and lead to reduced acceptance of our therapeutics by the market. These enforcement actions include, among others:
•adverse regulatory inspection findings;

•warning or untitled letters;
•voluntary product recalls or public notification or medical product safety alerts to healthcare professionals;
•restrictions on, or prohibitions against, marketing our therapeutics;
•restrictions on, or prohibitions against, importation or exportation of our therapeutics;
•suspension of review or refusal to approve pending applications or supplements to approved applications;
•exclusion from participation in government-funded healthcare programs;
•exclusion from eligibility for the award of government contracts for our therapeutics;
•FDA debarment;
•suspension or withdrawal of therapeutic approvals;
•seizures or administrative detention of therapeutics;
•injunctions; and
•civil and criminal penalties and fines.
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
•the product is typically furnished incident to a physician’s services;

•	the indication for which the product will be used is included or approved for inclusion in certain Medicare-designated pharmaceutical compendia (when used for an off-label use); and
•the product has been approved by the FDA.
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
If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including the other risks described in this section titled “Risk Factors” in this report and the following:
•the success of competitive therapeutics or technologies;

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
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•announcement and expectation of additional financing efforts;
•speculation in the press or investment community;
•trading volume of our common stock;
•sales of our common stock by us or our stockholders;
•the concentrated ownership of our common stock;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities; and
•general economic, industry and market conditions.
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
•increase our vulnerability to both general and industry-specific adverse economic conditions; and
•limit our ability to obtain additional funds.
The employment agreements with our executive officers may require us to pay severance benefits to officers in connection with termination of employment or upon a change of control of us, which could harm our financial condition.
Each of David A. Giljohann, our Chief Executive Officer, Ekambar Kandimalla, our Chief Scientific Officer, David S. Snyder, our Chief Financial Officer, and Matthias G. Schroff, our Chief Operating Officer, is entitled to receive cash severance equal to twelve months, six months, six months, and six months, respectively, of his base salary if his employment is terminated by us without cause (as such term is defined in his employment offer letter). In addition, our 2015 Plan, which was assumed by us in the Merger, generally provides for accelerated vesting of equity awards upon the involuntary termination of an employee within the twelve month period following a change in control (as defined under the plan) and accelerated vesting of equity awards upon a change of control (as defined under the plan) for each of our executive officers. This vesting acceleration is intended to provide each of our executive officers with the full benefit of their equity awards and reward them for a successful outcome for our stockholders. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
Based on the beneficial ownership of our common stock as of March 31, 2018, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 47.7 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities of Exicure
In February 2018, Exicure issued 98,800 shares and 46,666 shares of common stock at $3.00 per share, restricted in accordance with Rule 144 of the Securities Act, to two consultants for a value of $296,400.00 and $139,998.00, respectively, pursuant to a restricted stock purchase agreement in connection with a consulting agreement entered into by us and each consultant. We deemed these issuances of common stock to be exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act. Each of the consultants represented that (a) it was an “accredited investor” as defined in Rule 501 of Regulation D promulgated by the SEC under the Securities Act and (b) the shares of common stock were being acquired solely for investment for its own account and not with a view to, or for resale in connection with, any distribution thereof in violation of the Securities Act.
None of the securities described in this Item 2 were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None
Item 6. Exhibits.
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

10.1(1)+	Offer Letter dated as of January 18, 2018 by and between Exicure, Inc. and Matthias G. Schroff, Ph.D.

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document
+ Indicates a management contract or compensatory plan.
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Exicure, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2018

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)