Form 10-Q
period 2018-06-30
EXICURE, INC.
filed 2018-08-06
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2018, there were 39,454,821 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,380	$25,764
Accounts receivable	22	—
Unbilled revenue receivable	2	13
Receivable from related party	46	17
Prepaid expenses and other assets	1,623	1,844
Total current assets	18,073	27,638
Property and equipment, net	1,206	1,317
Other noncurrent assets	64	32
Total assets	$19,343	$28,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,570	$—
Accounts payable	1,045	1,049
Accrued expenses and other current liabilities	1,652	1,273
Current portion of deferred revenue	—	1,034
Total current liabilities	4,267	3,356
Long-term debt, net	3,333	4,855
Common stock warrant liability	1,566	523
Other noncurrent liabilities	275	278
Total liabilities	$9,441	$9,012

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 39,454,821 issued and outstanding, June 30, 2018; 39,300,823 shares issued and outstanding, December 31, 2017	4	4
Additional paid-in capital	54,813	53,586
Accumulated deficit	(44,915)	(33,615)
Total stockholders' equity	9,902	19,975
Total liabilities and stockholders’ equity	$19,343	$28,987
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$19	$2,695	$55	$5,127
Total revenue	19	2,695	55	5,127
Operating expenses:
Research and development expense	3,835	3,301	7,110	6,789
General and administrative expense	1,988	2,110	4,033	3,536
Total operating expenses	5,823	5,411	11,143	10,325
Operating loss	(5,804)	(2,716)	(11,088)	(5,198)
Other income (expense), net:
Interest expense	(166)	(211)	(327)	(415)
Other income (loss), net	(855)	(57)	(919)	(23)
Total other income (loss), net	(1,021)	(268)	(1,246)	(438)
Net loss	$(6,825)	$(2,984)	$(12,334)	$(5,636)

Basic and diluted loss per common share	$(0.17)	$(15.70)	$(0.31)	$(31.31)
Basic and diluted weighted-average common shares outstanding	39,454,821	190,084	39,406,324	179,995
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	39,300,823	$4	$53,586	$(33,615)	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	1,034	1,034
Balance at January 1, 2018	39,300,823	$4	$53,586	$(32,581)	$21,009
Exercise of options	8,532	—	7	—	7
Equity-based compensation	—	—	784	—	784
Issuance of common stock, net	145,466	—	436	—	436
Net loss	—	—	—	(12,334)	(12,334)
Balance at June 30, 2018	39,454,821	$4	$54,813	$(44,915)	$9,902
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,334)	$(5,636)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	176	89
Equity-based compensation	784	742
Amortization of long-term debt issuance costs and fees	47	101
Other	182	—
Change in fair value of warrant liabilities	1,042	3
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	(11)	(474)
Receivable from related party	(28)	6
Prepaid expenses and other current assets	476	(996)
Other noncurrent assets	(32)	(31)
Accounts payable	(3)	1,306
Accrued expenses and other current liabilities	374	(1,505)
Deferred revenue	—	(4,051)
Other noncurrent liabilities	(4)	—
Net cash used in operating activities	(9,331)	(10,446)
Cash flows from investing activities:
Capital expenditures	(60)	(394)
Net cash used in investing activities	(60)	(394)
Cash flows from financing activities:
Proceeds from exercise of common stock options	7	43
Net cash provided by financing activities	7	43
Net increase decrease in cash and cash equivalents	(9,384)	(10,797)
Cash and cash equivalents - beginning of period	25,764	19,623
Cash and cash equivalents - end of period	$16,380	$8,826

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$436	$—
Common stock issuance costs (accounts payable and accrued expenses)	—	119
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	5	307
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure is a clinical-stage biotechnology company developing gene regulatory and immuno-oncology therapeutics based on the Company’s proprietary Spherical Nucleic Acid (“SNA”) technology. We believe the design of the Company’s SNAs gives rise to chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company intends to build a leading nucleic acid therapeutics company focused on the discovery and development of therapeutics based on the Company’s proprietary SNA technology, either on its own or in collaboration with pharmaceutical partners.
Throughout this Quarterly Report on Form 10-Q, the terms “the Company” and “Exicure” refer to Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets, and conducts all business activities and operations, of the Company.
References to the “Merger” refer to the September 26, 2017 transaction whereby Max-1 Acquisition Sub, Inc., a wholly-owned subsidiary of Max-1 Acquisition Corporation, or Max-1, merged with and into Exicure Operating Company (f/k/a Exicure, Inc.), a privately-held Delaware corporation, with Exicure Operating Company remaining as the surviving entity and a wholly-owned operating subsidiary of Max-1 (which then changed its name to Exicure, Inc.). References to the “Private Placement” refer to the transactions following the Merger that occurred in several closings on September 26, 2017, October 27, 2017 and November 2, 2017 in which we sold to accredited investors approximately $31,513 worth of shares of common stock (before deducting placement agent fees and expenses which are approximately $3,966), or 10,504,196 shares, at a price of $3.00 per share.
On July 9, 2015, AuraSense Therapeutics, LLC was converted into AuraSense Therapeutics, Inc., a privately-held Delaware corporation, and on the same date changed its name to Exicure, Inc., which actions together are referred to in these notes to unaudited condensed consolidated financial statements as the corporate conversion. In connection with the corporate conversion, the accumulated deficit of AuraSense Therapeutics, LLC of $18,837 was reclassified to additional paid-in capital.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Going Concern
As of June 30, 2018, the Company has generated an accumulated deficit of $63,752 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, existing working capital at June 30, 2018 is not sufficient to sustain operations beyond March 31, 2019. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2018, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the interim condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2018, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and the results of its cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.
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
Revision of Prior Period Financial Statements
In connection with preparing our condensed consolidated interim financial information for the three months ended March 31, 2018, we identified errors that affected prior interim and annual periods related to the timing of recognition of research and development expense related to a contract for the clinical trial of one of our therapeutic candidates. We evaluated whether our previously issued consolidated financial statements were materially misstated and concluded that the errors individually and in the aggregate were not material to any of our previously issued financial statements. We revised the financial statements to correct the immaterial errors, and the accompanying comparative financial statements reflect these corrections. The correction of the errors increased prepaid expense and other current assets by $933, decreased accrued expenses by $96, and decreased accumulated deficit by $1,028 at December 31, 2017; decreased research and development expense, operating loss, and net loss by $686 and loss per share by $3.61 for the three months ended June 30, 2017; and decreased research and development expense, operating loss, and net loss by $988 and loss per share by $5.49 for the six months ended June 30, 2017.
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
As of June 30, 2018, the Company’s only revenue recognized is related to the Purdue Collaboration (see Note 3).
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
As a result of the adoption of ASC 606: (i) there were no impacts to the totals of our cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018; (ii) there were no impacts to the balances of the accompanying unaudited condensed consolidated balance sheet as of June 30, 2018, (iii) there were no impacts to total revenue, operating loss, or net loss in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2018, and (iv) total revenue, operating loss, and net loss were lower by $1,034 each in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2018.
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
3. Purdue Collaboration
On December 2, 2016, the Company entered into a research collaboration, option and license agreement with Purdue Pharma, L.P. (“Purdue”), referred to herein as the “Purdue Collaboration.” Purdue has the option to obtain from us the full worldwide development and commercial rights to AST-005 (the Company’s therapeutic candidate that targets tumor necrosis factor), an option to obtain three additional collaboration targets and a further option to obtain from us the full worldwide development and commercial rights to any therapeutic candidates developed targeting the three additional collaboration targets. Additionally, Purdue has rights of first offer to some potential

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

collaboration targets. These rights of first offer are subject to limitations in time and scope. In connection with the Purdue Collaboration, the Company received a non-refundable development fee of $10,000. In addition, the Company is eligible to receive up to $776,500 upon successful completion of certain research, regulatory and commercial sales milestones. The research milestones are payable upon target identification and IND-enabling pre-clinical development, per program, with an aggregate total of up to $16,500. The regulatory milestones are payable upon the initiation or completion of clinical trials, and regulatory approval in the United States and outside the United States, per program, with an aggregate total of up to $410,000. The commercial sales milestones are payable upon achievement of specified aggregate product sales thresholds and total up to $350,000. In the event a therapeutic candidate subject to the collaboration results in commercial sales, the Company is eligible to receive royalties ranging from the low single digits to a maximum of 10% on future net sales of such commercialized therapeutic candidates. Additionally, Purdue had an obligation to invest in a qualified equity financing of the Company if such financing was completed before June 2, 2017. The Company did not complete such qualified equity financing before June 2, 2017.
In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005.
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
During the three and six months ended June 30, 2018, the Company recognized collaboration revenue of $19 and $55, respectively, which consisted entirely of research and development activities that will be reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations. During the three and six months ended June 30, 2017, the Company recognized collaboration revenue of $2,695 and $5,127, respectively, which included $627 and $989, respectively, of research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. Supplemental Balance Sheet Information
Property and equipment, net

	June 30, 2018	December 31, 2017
Scientific equipment	$1,954	$1,797
Leasehold improvements	192	192
Furniture and fixtures	41	31
Computers and software	26	26
Construction in process	—	120
Property and equipment, gross	2,213	2,166
Less: accumulated depreciation	(1,007)	(849)
Property and equipment, net	$1,206	$1,317
Depreciation and amortization expense was $90 and $51 for the three months ended June 30, 2018 and 2017, respectively, and $176 and $89, for the six months ended June 30, 2018 and 2017, respectively.
Accrued expenses and other current liabilities

	June 30, 2018	December 31, 2017
Accrued legal expenses	$735	$251
Accrued payroll-related expenses	539	718
Other accrued expenses	378	304
Accrued expenses and other current liabilities	$1,652	$1,273
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
At June 30, 2018 and December 31, 2017, the carrying value of the current and noncurrent portion of long-term debt is $4,903 and $4,855, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At June 30, 2018, the principal maturities of the long-term debt were as follows:

June 30, 2018
2018	$—
2019	4,999
Principal balance outstanding	4,999
less: unamortized discount	(86)
less: unamortized debt issuance costs	(10)
Long-term debt	4,903
Current portion	1,570
Noncurrent portion	$3,333
The Company paid interest on debt of $143 and $159 during the three months ended June 30, 2018 and 2017, respectively, and $279 and $312 during the six months ended June 30, 2018 and 2017, respectively.
6. Stockholders’ Equity
Common Stock
As of June 30, 2018 and December 31, 2017, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2018, the Company had 39,454,821 shares issued and outstanding. As of December 31, 2017, the Company had 39,300,823 shares issued and outstanding.
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
Preferred Stock
As of June 30, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
7. Equity-Based Compensation
As of June 30, 2018, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 1,037,261.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expense	$124	$42	$220	$86
General and administrative expense	295	320	564	656
	$419	$362	$784	$742
Unamortized equity-based compensation expense at June 30, 2018 was $3,736, which is expected to be amortized over a weighted-average period of 2.9 years.
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

	Six Months Ended June 30,
	2018	2017
Expected term	5.3 to 6.0 years	5.3 to 6.5 years
Risk-free interest rate	2.72% to 2.86%; weighted avg. 2.76%	1.97% to 2.17%; weighted avg. 2.07%
Expected volatility	78.1% to 82.4%; weighted avg. 80.9%	80.8% to 83.1%; weighted avg. 81.0%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the six months ended June 30, 2018 and 2017 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Six months ended June 30, 2018	$3.00 to $5.82; weighted avg. $3.27	$3.00 to $5.82; weighted avg. $3.27
Six months ended June 30, 2017	$4.21	$4.21

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The weighted-average grant date fair value of common stock options granted in the six months ended June 30, 2018 and 2017 was $2.27 and $2.92 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2017	3,672,620	$1.79	7.5	$5,221
Granted	1,140,244	3.00
Exercised	(8,532)	0.86
Forfeited	(7,600)	1.03
Outstanding - June 30, 2018	4,796,732	$2.15	7.8	$17,056
Exercisable - June 30, 2018	2,810,083	$1.55	7.0	$11,664
Vested and Expected to Vest - June 30, 2018	4,671,485	$2.12	7.7	$16,730
The aggregate intrinsic value of common stock options exercised during the six months ended June 30, 2018 and 2017 was $18 and $202, respectively.
8. Income Taxes
The Company incurred a pretax loss in each of the three and six months ended June 30, 2018 and 2017, which consists entirely of loss in the U.S. and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and six months ended June 30, 2018 and 2017 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and six months ended June 30, 2018 and 2017.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is the computation of loss per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(6,825)	$(2,984)	$(12,334)	$(5,636)
Weighted-average basic and diluted common shares outstanding	39,454,821	190,084	39,406,324	179,995
Loss per share - basic and diluted	$(0.17)	$(15.70)	$(0.31)	$(31.31)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

	June 30,
	2018	2017
Options to purchase common stock	4,796,732	3,683,826
Warrants to purchase common stock	413,320	—
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
The following assumptions were used to estimate the fair value of the common stock warrant liability at June 30, 2018:

June 30, 2018
Expected term	2.8 years
Risk-free interest rate	2.59%
Expected volatility	79.2%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at June 30, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $60. A 10% change in the estimate of fair value of the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

common stock at June 30, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $210.
The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at January 1, 2018	$523
Loss included in other income (expense), net	1,042
Balance at June 30, 2018	$1,565
11. Commitments and Contingencies
Leases
The Company conducts all operations in a facility under an operating lease which commenced in March 2012 and was originally scheduled to end in February 2015. During the first quarter of 2014, the lease was extended for an additional six years through February 2021, and includes a renewal option. During the second quarter of 2016, the Company amended the lease agreement to include additional space to be used primarily for administrative functions effective in May 2016. Lease payments include a fixed payment amount as well as contingent payments related to a proportionate share of operating and real estate expenses. At the inception of the lease, the lessor paid for leasehold improvements totaling $52 which has been capitalized and is being amortized over the lease term. The fixed payment amounts, including those in connection with the amended lease agreement in the second quarter of 2016, increase over the term of the lease but rent expense is recognized on a straight-line basis resulting in the recognition of deferred rent liability of $44 and $48 as of June 30, 2018 and December 31, 2017, respectively, calculated on the basis of the extended lease agreement.
Rent expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Straight-line rent expense	$83	$83	$166	$166
Contingent rent expense	75	78	164	155
Total rent expense	$158	$161	$330	$321

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Future minimum lease payments as of June 30, 2018 are as follows:

Years Ending December 31,	Operating Leases
2018	171
2019	347
2020	353
2021	59
Thereafter	—
Total	$930
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, and (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product. In August 2015, we entered into a restated license agreement with NU (the “restated license agreement”). In February 2016, we obtained exclusive license as to NU’s rights in certain SNA technology we jointly own with NU. Our license to NU’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes. Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of June 30, 2018, the Company has paid to NU an aggregate of $3,635 in consideration of each of the obligations described above.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The amounts due from AuraSense, LLC in connection with the above mentioned activities were $46 and $17 at June 30, 2018 and December 31, 2017, respectively.
The following is a summary of amounts billed to AuraSense, LLC and recognized in the accompanying unaudited condensed consolidated statement of operations in connection with the above mentioned activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Quarterly fee for indirect costs	3	3	$6	$6
Direct costs of AuraSense LLC paid by the Company	21	1	22	3
	$24	$4	$28	$9
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $50 in each of the six months ended June 30, 2018 and 2017 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.
13. Subsequent Events
The Company has evaluated subsequent events which may require adjustment to or disclosure in the accompanying unaudited condensed consolidated financial statements and has concluded that there are no subsequent events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated interim financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Operating Overview
We are a clinical-stage biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Since our SNAs have shown in a Phase 1 clinical trial and in preclinical studies that they can cross certain biological barriers when administered locally, we believe that they have the therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. We have demonstrated the ability to cross certain biological barriers in a Phase 1 clinical trial of one therapeutic candidate, AST-005, and in preclinical studies of our two other therapeutic candidates, XCUR17 and AST-008, both of which are currently in Phase 1 clinical trials.
Clinical development programs
We currently have three clinical programs: AST-008, XCUR17, and AST-005.
AST-008
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. AST-008 has exhibited anti-tumor activity as both a monotherapy and in combination with certain checkpoint inhibitors across a range of preclinical models of solid and hematological cancers. In the third quarter of 2017, we received an authorization from the MHRA, the competent health authority of the United Kingdom, to conduct a Phase 1 clinical trial with AST-008. We began subject dosing in our Phase 1 clinical trial for AST-008 in the fourth quarter of 2017. We expect this trial to be completed in the third quarter of 2018. We currently anticipate preparing and commencing a Phase 1b/2 clinical trial for AST-008 in combination with checkpoint inhibitors in late 2018.
XCUR17
XCUR17 is an SNA targeted to IL-17RA for the treatment of mild to moderate psoriasis. We filed a CTA for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017. Our CTA was approved in February 2018 and we began dosing patients in our Phase 1 clinical trial in April 2018. We have dosed 19 of the prospective 25 patients. Full enrollment and trial completion is expected during the fourth quarter of 2018.
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
In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005.
Preclinical development activities
In June, Exicure and The Ohio State University Wexner Medical Center presented a poster at the Cure SMA Annual Conference titled: “Nusinersen in spherical nucleic acid (SNA) format improves efficacy both in vitro in SMA patient fibroblasts and in Δ7 SMA mice and reduces toxicity in mice.” It was observed in the preclinical study that nusinersen in SNA format prolonged survival by four-fold (maximal survival of 115 days compared to 28 days for nusinersen-treated mice) as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen. Based on the results of this preclinical study, we intend to further pursue our early stage research activities in neurological applications.
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $15.5 million in revenue since inception through June 30, 2018 has been earned through our research collaboration, license, and option agreement with Purdue or as a primary contractor or as a subcontractor on government grants. In addition to our revenue, from inception through June 30, 2018, we have funded our operations through private placements of preferred stock with gross proceeds totaling $42.8 million, sales of common stock in the Private Placement with gross proceeds totaling $31.5 million, and debt financing totaling $6.0 million. As of June 30, 2018, our cash and cash equivalents were $16.4 million.
Since our inception, we have incurred significant operating losses. Our net loss was $6.8 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $12.3 million and $5.6 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, our accumulated deficit was $63.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Recent Developments
Trading of Common Stock
The common stock of Exicure, Inc. commenced trading on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “XCUR” effective at the market open on May 24, 2018.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$19	$2,695	$(2,676)	(99)%
Total revenue	19	2,695	(2,676)	(99)%
Operating expenses:
Research and development expense	3,835	3,301	534	16%
General and administrative expense	1,988	2,110	(122)	(6)%
Total operating expenses	5,823	5,411	412	8%
Operating loss	(5,804)	(2,716)	(3,088)	114%
Other income (expense), net:
Interest expense	(166)	(211)	45	(21)%
Other income (loss), net	(855)	(57)	(798)	n/m
Total other income (loss), net	(1,021)	(268)	(753)	281%
Net loss	$(6,825)	$(2,984)	$(3,841)	129%
Revenue

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	Change
Collaboration revenue	$19	$2,695	$(2,676)	(99)%
Total revenue	$19	$2,695	$(2,676)	(99)%
Revenue in both the three months June 30, 2018 and 2017 related to the Purdue Collaboration, and decreased from $2.7 million for the three months ended June 30, 2017 to $19 thousand for the three months ended June 30, 2018, or approximately 99%, mostly due to the absence of revenue recognized in the prior period related to the amortization of the upfront payment, and certain reimbursable research and development activities, under the Purdue Collaboration. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million in December 2016. Prior to the adoption of ASC 606, the upfront payment of $10.0 million was accounted for pursuant to ASC 605 and was recorded as deferred revenue and recognized on a ratable basis over the estimated performance period of the relevant research and development activities. On January 1, 2018, in connection with the adoption of ASC 606, we recorded the unamortized deferred revenue of $1.0 million as an adjustment to the beginning balance of accumulated deficit at January 1, 2018.
The collaboration revenue of $19 thousand during the three months ended June 30, 2018 related to research and development activities that is reimbursable by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations. We recognized $2.7 million of collaboration revenue in the three months ended June 30, 2017, which consisted of three months of amortization of deferred revenue mentioned above and $0.6 million related to research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations.

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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	Change
Clinical development programs expense	$1,484	$1,495	$(11)	(1)%
Platform and discovery-related expense	1,093	909	184	20%
Employee-related expense	1,008	677	331	49%
Facilities, depreciation, and other expenses	250	220	30	14%
Total research and development expense	$3,835	$3,301	$534	16%

Full time employees	20	18	2
Research and development expense was $3.8 million for the three months ended June 30, 2018 and $3.3 million for the three months ended June 30, 2017, an increase of $0.5 million, or 16%. The increase in research and development expense of $0.5 million was primarily due to higher employee-related expenses of $0.3 million and higher platform and discovery-related expense of $0.2 million.
Higher employee-related expense of $0.3 million was due to higher compensation and related costs, non-cash stock-based compensation, and relocation costs all mostly in connection with the hire of our Chief Operating Officer as well as in connection with salary increases for existing employees. The increase in platform and discovery-related expense of $0.2 million is mostly due to higher costs to maintain our intellectual property portfolio and higher costs related to contract research organizations.
The net decrease in clinical development programs expense of $11 thousand was mostly due to lower costs associated with AST-005 (for which the Phase 1b clinical trial, subject of the Purdue Collaboration, ended during the first quarter of 2018) and lower costs for Phase 1 clinical trial activities of AST-008, mostly offset by higher costs for the preparation of a Phase 2 trial of XCUR17 as well as higher costs for the Phase 1 trial of XCUR17. Included in clinical development expense for the three months ended June 30, 2018 and 2017 was approximately $19 thousand and $0.6 million, respectively, of expense that is reimbursed by Purdue (included in revenue) related to the Phase 1b trial of AST-005.
We expect our research and development expenses to increase in 2018 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based candidates.
General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	Change
General and administrative expense	$1,988	$2,110	$(122)	(6)%
Full time employees	8	7	1

General and administrative expense was $2.0 million for the three months ended June 30, 2018 and $2.1 million for the three months ended June 30, 2017, a decrease of $0.1 million, or 6%. This decrease is due to a net decrease in legal and accounting costs of $0.7 million mostly due to the absence of prior year expense of approximately $1.0 million for the preparation of an abandoned IPO, net of higher costs in the 2018 period associated with the preparation of Form S-1 to register the shares of common stock in connection with the Merger and the Private Placement as well as other activities to obtain regulatory approval for the trading of our common stock on the over-the-counter market. The net decrease in legal and accounting cost was mostly offset by higher costs associated with being a public company of $0.4 million, including higher expense for investor and public relations, director and officer insurance, and transfer agent, stock exchange and other regulatory compliance related matters, as well as higher compensation and related expense of $0.1 million associated with salary increases.
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
Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The increase in other income (loss), net of $0.8 million is mostly due to a non-cash loss of $0.9 million recognized in the three month ended June 30, 2018 in connection with the fair value adjustment of our common stock warrant liability.

Comparison of the Six Months Ended June 30, 2018 and 2017
The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$55	$5,127	$(5,072)	(99)%
Total revenue	55	5,127	(5,072)	(99)%
Operating expenses:
Research and development expense	7,110	6,789	321	5%
General and administrative expense	4,033	3,536	497	14%
Total operating expenses	11,143	10,325	818	8%
Operating loss	(11,088)	(5,198)	(5,890)	113%
Other income (expense), net:
Interest expense	(327)	(415)	88	(21)%
Other income (loss), net	(919)	(23)	(896)	n/m
Total other income (loss), net	(1,246)	(438)	(808)	184%
Net loss	$(12,334)	$(5,636)	$(6,698)	119%
Revenue

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	Change
Collaboration revenue	$55	$5,127	$(5,072)	(99)%
Total revenue	$55	$5,127	$(5,072)	(99)%
Revenue in both the six months June 30, 2018 and 2017 related to the Purdue Collaboration, and decreased from $5.1 million for the six months ended June 30, 2018 to $55 thousand for the six months ended June 30, 2017, or approximately 99%, mostly due to the absence of revenue recognized in the prior period related to the amortization of the upfront payment, and certain reimbursable research and development activities, under the Purdue Collaboration. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million in December 2016. Prior to the adoption of ASC 606, the upfront payment of $10.0 million was accounted for pursuant to ASC 605 and was recorded as deferred revenue and recognized on a ratable basis over the estimated performance period of the relevant research and development activities. On January 1, 2018, in connection with the adoption of ASC 606, we recorded the unamortized deferred revenue of $1.0 million as an adjustment to the beginning balance of accumulated deficit at January 1, 2018.
The collaboration revenue of $55 thousand during the six months ended June 30, 2018 related to research and development activities that is reimbursable by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations. We recognized $5.1 million of collaboration revenue in the six months ended June 30, 2017, which consisted of six months of amortization of deferred revenue mentioned above and $1.0 million related to research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	Change
Clinical development programs expense	$2,760	$3,395	$(635)	(19)%
Platform and discovery-related expense	2,008	1,673	335	20%
Employee-related expense	1,840	1,297	543	42%
Facilities, depreciation, and other expenses	502	424	78	18%
Total research and development expense	$7,110	$6,789	$321	5%

Full time employees	20	18	2
Research and development expense was $7.1 million for the six months ended June 30, 2018 and $6.8 million for the six months ended June 30, 2017, an increase of $0.3 million, or 5%. The increase in research and development expense of $0.3 million was primarily due to higher employee-related expenses of $0.5 million and higher platform and discovery-related expense of $0.3 million, partially offset by a net decrease in costs related to our clinical development programs of $0.6 million.
Higher employee-related expense of $0.5 million was due to higher compensation and related costs, non-cash stock-based compensation, and relocation costs all mostly in connection with the hire of our Chief Operating Officer as well as in connection with salary increases for existing employees. The increase in platform and discovery-related expense of $0.3 million is mostly due to higher costs to maintain our intellectual property portfolio.
The net decrease in clinical development programs expense of $0.6 million was mostly due to lower costs associated with AST-005 (for which the Phase 1b clinical trial, subject of the Purdue Collaboration, ended during the first quarter of 2018), partially offset by costs for the preparation of a Phase 2 trial of XCUR17 as well as higher costs for the Phase 1 trial of XCUR17. Included in clinical development expense for the three months ended June 30, 2018 and 2017 was approximately $55 thousand and $1.0 million, respectively, of expense that is reimbursed by Purdue (included in revenue) related to the Phase 1b trial of AST-005.
We expect our research and development expenses to increase in 2018 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based therapeutic candidates.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	Change
General and administrative expense	$4,033	$3,536	$497	14%
Full time employees	8	7	1
General and administrative expense was $4.0 million for the six months ended June 30, 2018 and $3.5 million for the six months ended June 30, 2017, an increase of $0.5 million, or 14%. This increase is due to higher costs associated with being a public company of $0.7 million, including higher expense for investor and public relations, director and officer insurance, and transfer agent, stock exchange and other regulatory compliance related matters, as well as higher compensation and related expense of $0.3 million associated with salary increases. These increases were partially offset by a net decrease in legal and accounting costs of $0.5 million mostly due to the absence of prior year expense of approximately $1.0 million for the preparation of an abandoned IPO, net of higher costs in the 2018 period associated with the preparation of Form S-1 to register the shares of common stock in connection with the Merger and the Private Placement as well as other activities to obtain regulatory approval for the trading of our common stock on the over-the-counter market.
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
Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The increase in other income (loss), net of $0.8 million is mostly due to a non-cash loss of $1.0 million recognized in the six month ended June 30, 2018 in connection with the fair value adjustment of our common stock warrant liability.
Liquidity and Capital Resources
Overview
To date we have primarily funded our operations through private placements of equity securities, the Purdue Collaboration, a debt financing, and grants from governmental agencies. Since inception and through June 30, 2018, we have received approximately $95.3 million in aggregate gross proceeds from these transactions, including $42.8 million in aggregate gross proceeds from private placement offerings of preferred stock, $31.5 million in gross proceeds from sales of common stock in the Private Placement with gross proceeds totaling $31.5 million, an upfront payment of $10.0 million in connection with the Purdue Collaboration, $6.0 million in debt financing, and an aggregate of $5.0 million from grants awarded by governmental agencies.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of June 30, 2018, we have an accumulated deficit of $63.8 million. Based on our current operating plans, existing working capital at June 30, 2018 is not sufficient to sustain operations beyond March 31, 2019. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
See “—Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017
	(unaudited)	(unaudited)
Net cash used in operating activities	$(9,331)	$(10,446)
Net cash used in investing activities	(60)	(394)
Net cash provided by financing activities	7	43
Net decrease in cash and cash equivalents	$(9,384)	$(10,797)
Operating activities
Net cash used in operating activities was $9.3 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used in operating activities of $1.1 million was primarily due to the absence of the first quarter 2017 payment of $1.5 million in connection with the Northwestern University License Agreements, partially offset by higher cash used for working capital.
Investing activities
Net cash used in investing activities was $60 thousand and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in investing activities for each of the six months ended June 30, 2018 and 2017 was primarily due to the purchase of scientific equipment.
Hercules Loan and Security Agreement
On February 17, 2016, we entered into a loan and security agreement with Hercules. The loan agreement provided for funding in an aggregate principal amount of up to $10.0 million in two separate tranches. The first tranche was funded on February 17, 2016 in the amount of $6.0 million. A second tranche of $4.0 million was available provided that we met certain milestones on or before December 31, 2016. We did not meet these milestones and, therefore, we did not draw the second tranche, the availability of which expired on December 31, 2016. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest-only payments through June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, shall begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. In addition, if we prepaid the term loan on or prior to February 1, 2017, we would have been required to pay a prepayment charge equal to 3% of the amount being prepaid, if we prepaid the term loan after February 1, 2017 but on or prior to February 1, 2018, we would have been required to pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepay the term loan after February 1, 2018, we must pay a prepayment charge of 1% of the amount being prepaid. As of the date of this report, we have not prepaid the Hercules term loan. The loan agreement was amended on October 10, 2016 to revise the language granting Hercules a contingent security interest in certain of our assets.

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
Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on our current operating plans, existing working capital at June 30, 2018 is not sufficient to sustain operations beyond March 31, 2019. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business during the period covered by this Quarterly Report on Form 10-Q from the contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash equivalents of $16.4 million and $25.8 million, respectively, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.
We are subject to interest rate risk in connection with our borrowings under the $6.0 million term loan with Hercules. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50% which bears interest at a variable per annum rate calculated for any day as the greater of (i) the prime rate plus 6.80%, and (ii) 10.55%. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan with Hercules and the scheduled payments thereunder, we believe a 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that all information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to a material weakness in internal control over financial reporting. The material weakness related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Specifically these ineffectively designed controls, which arose in a prior period and were identified in the quarter ended March 31, 2018, resulted in an immaterial error, which was corrected in this Quarterly Report on Form 10-Q in previously issued financial statements as disclosed in Note 1 to the unaudited condensed consolidated interim financial statements for the period ended March 31, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2018, we worked towards remediating the deficiencies that led to the material weakness by enhancing the information used for periodic assessment of contract progress and increasing the frequency of communication in the process for accounting for certain research and development contracts with contract research organizations to ensure expenses are recognized as incurred. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2018.
Other than the remediation efforts related to the material weakness discussed above, no changes occurred in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of June 30, 2018, we have generated an accumulated deficit of $63.8 million. For the six months ended June 30, 2018 and 2017, our net loss was $12.3 million and $5.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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

Therapeutic candidates based on SNA technology have not been extensively tested in humans, and a number of clinical trials conducted by other companies using oligonucleotide technologies have not been successful. We may discover that the SNAs do not possess certain properties required for therapeutic treatment to be effective, such as the ability to remain stable in the human body for the period of time required for the therapeutic candidate to reach the target tissue or the ability to cross the cell membrane and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into SNAs. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, therapeutic candidates based on SNAs may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if therapeutic candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable and the value of our common stock would decline.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2018 and December 31, 2017, we had $16.4 million and $25.8 million in cash and cash equivalents, respectively. Based on our current operating plans, existing working capital at June 30, 2018 is not sufficient to sustain operations beyond March 31, 2019. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue. As part of the agreement, Purdue has the option to obtain from us the full worldwide development and commercial rights to AST-005, an option to obtain three additional collaboration targets and a further option to obtain from us the full worldwide development and commercial rights to any therapeutic candidates developed targeting the three additional collaboration targets. In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development with Exicure of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Additionally, Purdue has rights of first offer to some potential collaboration targets. These rights of first offer are subject to limitations in time and scope. In December 2016, in connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million. In addition, we are eligible to receive up to $776.5 million upon successful completion of certain research, regulatory and commercial sales milestones. There can be no assurance these milestones will be achieved as they are subject to highly significant risks and uncertainties, many of which are outside of our control. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive royalties ranging from the low single digits to a maximum of 10% on future net sales of such commercialized therapeutic candidates.

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
If our therapeutic candidates are approved for the indications we are currently pursuing, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A number of therapeutics for treating psoriasis and cancers are on the market or in clinical development. For the treatment of psoriasis, marketed therapies range from small molecules like topical steroids to biologics, such as AbbVie Inc.’s adalimumab. In addition, numerous compounds are in clinical development for psoriasis treatment. With respect to immunogenic cancers such as melanoma, the most common treatments are chemotherapeutic compounds, radiation therapy and now immunotherapeutic antibodies such as ipilimumab, atezolizumab and pembrolizumab.
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
We are subject to European data protection laws, including the new EU General Data Protection Regulation 2016/679, or GDPR. If we fail to comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
By virtue of our clinical trial activities in the United Kingdom and Germany, we are subject to European data protection laws, including GDPR. The GDPR which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious breaches of up to 4% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR will likely impose additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects.
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
As of June 30, 2018 and as of December 31, 2017, we had $16.4 million and $25.8 million in cash and cash equivalents, respectively. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
We previously identified a material weakness in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be adversely effected, and we may become subject to litigation and regulatory investigation.
During the quarter ended March 31, 2018, we identified a material weakness in internal control over financial reporting related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Those ineffectively designed controls arose in a prior period and resulted in an immaterial error, which was corrected in our Quarterly Report on Form 10-Q for the period ended March 31, 2018 in previously issued financial statements as disclosed in Note 1 to the unaudited condensed consolidated interim financial statements for the period ended March 31, 2018.
As further described above and in Part I, Item 4 “Controls and Procedures,” of this Form 10-Q, management is implementing a remediation plan to implement controls in the near term by enhancing the information used for periodic assessment of contract progress and increasing the frequency of communication in the process for accounting for certain research and development contracts with contract research organizations to ensure expenses are recognized as incurred. If the additional controls and procedures we are implementing in order to remediate the material weakness are not effective, or if we identify new material weaknesses in the future in our internal controls over financial reporting, we may not detect errors in a timely manner and our condensed consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. We may also fail to report our financial results on a timely and accurate basis, which could result in sanctions, lawsuits, or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the national stock exchange on which our securities are eventually listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
We have incurred significant losses since our inception and expect to incur continued losses in the future. We must obtain additional funds to finance our operations and to remain a going concern.
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our consolidated financial statements for the period ended June 30, 2018 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. We believe that our existing working capital will be sufficient to fund our current operating plans through at least the end of March 2019. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2018, our patent portfolio consists of over 55 issued patents and allowed patent applications and over 120 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our therapeutic candidates.
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
Certain of our therapeutic candidates may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our therapeutic candidates.
Certain of our therapeutic candidates may require companion diagnostics to identify appropriate patients for those therapeutic candidates in certain indications. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. We may rely on third parties for the design, development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory authorization, and the commercial supply of these companion diagnostics. If these parties are unable to successfully develop companion diagnostics for these therapeutic candidates, or experience delays in doing so, the development of our therapeutic candidates may be adversely affected and we may not be able to obtain marketing authorization for these therapeutic candidates. Furthermore, our ability to market and sell, as well as the commercial success, of any of our therapeutic candidates that require a companion diagnostic will be tied to, and dependent upon, the receipt of required regulatory authorization and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies. Any failure to develop, validate, obtain and maintain marketing authorization for a companion diagnostic and supply such companion diagnostic will harm our business, results of operations and financial condition.
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
We have entered into a loan and security agreement with Hercules pursuant to which we may borrow in an aggregate principal amount of up to $10.0 million from Hercules at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest only payments on the amounts borrowed until June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, shall begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents (other than the warrant) are due and payable on the maturity date. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. To the extent we desire to prepay the indebtedness prior to maturity, and after the date hereof, we would be obligated to pay a prepayment penalty to Hercules of 1% of the amounts being prepaid. The loan agreement was amended on October 10, 2016 to revise the language granting Hercules a contingent security interest in certain of our assets. Under the loan agreement, Hercules or its affiliates have a right to participate in a single subsequent unregistered financing by us in an amount of up $1.0 million on the same terms, conditions and pricing afforded to others participating in such financing. Hercules has not yet exercised this right to participate.
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
Our common stock recently commenced trading on the OTCQB instead of a national exchange or quotation system, so you may be unable to sell your shares to raise money or otherwise desire to liquidate your shares.
Our common stock is currently quoted on the OTC Market Group’s OTCQB Market quotation system under the ticker symbol “XCUR.” The OTCQB are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCQB is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTCQB is not a stock exchange, and trading of securities on them is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.
Our common stock may not be eligible for listing or quotation on any securities exchange.
We do not currently meet the initial quantitative listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTCQB. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by securities and industry analysts is currently limited. In addition, because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we are not listed on a national securities exchange, security analysts of brokerage firms may not provide wider coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive wider research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock and the trading price for our stock would be negatively impacted.
In the event we obtain wider securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of June 30, 2018, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 47.7 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

None

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None
Item 6. Exhibits.
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1(1)	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.

3.2(1)	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.

3.3(1)	Amended and Restated Bylaws, as currently in effect.

31.1(2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2(2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document
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
(1) Incorporated by reference to the indicated exhibit in our Current Report on Form 8-K filed on October 2, 2017 and as amended by our Current Report on Form 8-K/A filed on November 7, 2017.
(2) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2018

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)