Form 10-Q
period 2018-09-30
EXICURE, INC.
filed 2018-11-06
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2018, there were 44,358,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and Investigational New Drug application, or IND, Investigational Medicinal Product Dossier, Clinical Trial Application, or CTA, New Drug Application, or NDA, or other regulatory submissions;

•	our receipt and timing of any milestone payments or royalties under any current or future research collaboration and license agreements or arrangements;

•	our ability to identify and develop therapeutic candidates for treatment of additional disease indications;

•	our or a current or future collaborator’s ability to obtain and maintain regulatory approval of any of our therapeutic candidates;

•	the rate and degree of market acceptance of any approved therapeutic candidates;

•	the commercialization of any approved therapeutic candidates;

•	our ability to establish and maintain collaborations and retain commercial rights for our therapeutic candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and therapeutic candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our expectations relating to our need for additional financing;

•	our ability to obtain additional funds for our operations;

•
our ability to obtain and maintain intellectual property protection for our technologies and therapeutic candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	the ability of third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	statements regarding internal controls under the section titled “Controls and Procedures” Part I Item 4;

•	our financial performance; and

•	the impact of government regulation and developments relating to our competitors or our industry.
These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” Part II - Item 1A and elsewhere in this Quarterly Report on Form 10-Q.
Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$32,446	$25,764
Accounts receivable	52	—
Unbilled revenue receivable	7	13
Receivable from related party	4	17
Prepaid expenses and other assets	1,855	1,844
Total current assets	34,364	27,638
Property and equipment, net	1,130	1,317
Other noncurrent assets	32	32
Total assets	$35,526	$28,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,926	$—
Accounts payable	1,341	1,049
Accrued expenses and other current liabilities	3,035	1,273
Current portion of deferred revenue	—	1,034
Total current liabilities	9,302	3,356
Long-term debt, net	—	4,855
Common stock warrant liability	984	523
Other noncurrent liabilities	42	278
Total liabilities	$10,328	$9,012

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 44,358,000 issued and outstanding, September 30, 2018; 39,300,823 shares issued and outstanding, December 31, 2017	4	4
Additional paid-in capital	75,433	53,586
Accumulated deficit	(50,239)	(33,615)
Total stockholders' equity	25,198	19,975
Total liabilities and stockholders’ equity	$35,526	$28,987
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$57	$2,497	$112	$7,624
Total revenue	57	2,497	112	7,624
Operating expenses:
Research and development expense	4,001	3,121	11,111	9,910
General and administrative expense	1,919	1,270	5,952	4,806
Total operating expenses	5,920	4,391	17,063	14,716
Operating loss	(5,863)	(1,894)	(16,951)	(7,092)
Other income (expense), net:
Interest expense	(170)	(201)	(497)	(616)
Other income (loss), net	709	163	(210)	140
Total other income (loss), net	539	(38)	(707)	(476)
Net loss	$(5,324)	$(1,932)	$(17,658)	$(7,568)

Basic and diluted loss per common share	$(0.13)	$(1.12)	$(0.44)	$(41.27)
Basic and diluted weighted-average common shares outstanding	41,527,922	1,725,906	40,121,295	183,395
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	39,300,823	$4	$53,586	$(33,615)	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	1,034	1,034
Balance at January 1, 2018	39,300,823	$4	$53,586	$(32,581)	$21,009
Exercise of options	22,494	—	41	—	41
Equity-based compensation	—	—	1,300	—	1,300
Issuance of common stock to consultants, net	145,466	—	436	—	436
Issuance of common stock in private placement, net	4,889,217	—	20,070		20,070
Net loss	—	—	—	(17,658)	(17,658)
Balance at September 30, 2018	44,358,000	$4	$75,433	$(50,239)	$25,198
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,658)	$(7,568)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	266	159
Equity-based compensation	1,300	1,104
Amortization of long-term debt issuance costs and fees	71	150
Other	291	—
Change in fair value of warrant liabilities	461	(201)
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	(46)	(201)
Receivable from related party	13	2
Prepaid expenses and other current assets	135	(1,835)
Accounts payable	278	1,361
Accrued expenses and other current liabilities	1,602	(1,209)
Deferred revenue	—	(6,207)
Other noncurrent liabilities	(237)	(2)
Net cash used in operating activities	(13,524)	(14,447)
Cash flows from investing activities:
Capital expenditures	(65)	(726)
Net cash used in investing activities	(65)	(726)
Cash flows from financing activities:
Proceeds from common stock offering	22,001	20,302
Proceeds from exercise of common stock options	41	43
Repayment of long-term debt	—	(595)
Payment of common stock financing costs	(1,771)	(1,264)
Net cash provided by financing activities	20,271	18,486
Net increase in cash and cash equivalents	6,682	3,313
Cash and cash equivalents - beginning of period	25,764	19,623
Cash and cash equivalents - end of period	$32,446	$22,936

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$436	$—
Issuance of common stock warrants	—	211
Common stock issuance costs (accounts payable and accrued expenses)	160	1,773
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	14	—
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
References to the “Merger” refer to the September 26, 2017 transaction whereby Max-1 Acquisition Sub, Inc., a wholly-owned subsidiary of Max-1 Acquisition Corporation, or Max-1, merged with and into Exicure Operating Company (f/k/a Exicure, Inc.), a privately-held Delaware corporation, with Exicure Operating Company remaining as the surviving entity and a wholly-owned operating subsidiary of Max-1 (which then changed its name to Exicure, Inc.). References to the “2017 Private Placement” refer to the transactions following the Merger that occurred in several closings on September 26, 2017, October 27, 2017 and November 2, 2017 in which we sold to accredited investors approximately $31,513 worth of shares of common stock (before deducting placement agent fees and expenses which are approximately $3,966), or 10,504,196 shares, at a price of $3.00 per share.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Going Concern
As of September 30, 2018, the Company has generated an accumulated deficit of $69,076 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at September 30, 2018 is sufficient to fund its current operating plans into the first quarter of 2020. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2018, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the interim condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and the results of its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.
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
Revision of Prior Period Financial Statements
In connection with preparing our condensed consolidated interim financial information for the three months ended March 31, 2018, we identified errors that affected prior interim and annual periods related to the timing of recognition of research and development expense related to a contract for the clinical trial of one of our therapeutic candidates. We evaluated whether our previously issued consolidated financial statements were materially misstated and concluded that the errors individually and in the aggregate were not material to any of our previously issued financial statements. We revised the financial statements to correct the immaterial errors, and the accompanying comparative financial statements reflect these corrections. The correction of the errors increased prepaid expense and other current assets by $933, decreased accrued expenses by $96, and decreased accumulated deficit by $1,028 at December 31, 2017; decreased research and development expense, operating loss, and net loss by $381 and loss per share by $0.22 for the three months ended September 30, 2017; and decreased research and development expense, operating loss, and net loss by $1,369 and loss per share by $7.46 for the nine months ended September 30, 2017.
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
As of September 30, 2018, the Company’s only revenue recognized is related to the Purdue Collaboration (see Note 3).
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
As a result of the adoption of ASC 606: (i) there were no impacts to the totals of our cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018; (ii) there were no impacts to the balances of the accompanying unaudited condensed consolidated balance sheet as of September 30, 2018, (iii) there were no impacts to total revenue, operating loss, or net loss in the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2018, and (iv) total revenue, operating loss, and net loss were lower by $1,034 each in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018.
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
In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Purdue has not indicated that it has any plans to pursue AST-005 at this time.
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
The Company identified multiple performance obligations as part of the Purdue Collaboration agreement, including the upfront payment of $10,000, discussed above, and the research and development services. The Company determined that the performance obligations should not be combined, the license should be recognized at the time the license is granted, and the research and development services should be recognized at the time the service is performed. The Purdue Collaboration agreement includes contingent promises related to specified research, development and regulatory milestones and sale-based milestones. Each contingent promise related to contingent and milestone payment is evaluated to determine whether it represents a material right. The Company recognizes any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which it is determined that the revenue is not subject to a significant reversal. To date, the Company has not recognized any contingent payments in connection with the Purdue Collaboration agreement as revenue.
During the three and nine months ended September 30, 2018, the Company recognized collaboration revenue of $57 and $112, respectively, which consisted entirely of research and development activities that will be reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations. During the three and nine months ended September 30, 2017, the Company recognized collaboration revenue of $2,497 and $7,624, respectively, which included $428 and $1,417, respectively, of research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. Supplemental Balance Sheet Information
Property and equipment, net

	September 30, 2018	December 31, 2017
Scientific equipment	$1,954	$1,797
Leasehold improvements	192	192
Furniture and fixtures	41	31
Computers and software	26	26
Construction in process	14	120
Property and equipment, gross	2,227	2,166
Less: accumulated depreciation	(1,097)	(849)
Property and equipment, net	$1,130	$1,317
Depreciation and amortization expense was $90 and $70 for the three months ended September 30, 2018 and 2017, respectively, and $266 and $159, for the nine months ended September 30, 2018 and 2017, respectively.
Accrued expenses and other current liabilities

	September 30, 2018	December 31, 2017
Accrued legal expenses	$1,068	$251
Accrued payroll-related expenses	732	718
Accrued clinical, contract research and manufacturing costs	651	205
Other accrued expenses	584	99
Accrued expenses and other current liabilities	$3,035	$1,273
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
At September 30, 2018 and December 31, 2017, the carrying value of the current and noncurrent portion of long-term debt is $4,926 and $4,855, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At September 30, 2018, the principal maturities of the long-term debt were as follows:

September 30, 2018
2018	$—
2019	4,999
Principal balance outstanding	4,999
less: unamortized discount	(65)
less: unamortized debt issuance costs	(8)
Long-term debt	4,926
Current portion	4,926
Noncurrent portion	$—
The Company paid interest on debt of $146 and $158 during the three months ended September 30, 2018 and 2017, respectively, and $425 and $470 during the nine months ended September 30, 2018 and 2017, respectively.
6. Stockholders’ Equity
Preferred Stock
As of September 30, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of September 30, 2018 and December 31, 2017, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of September 30, 2018, the Company had 44,358,000 shares issued and outstanding. As of December 31, 2017, the Company had 39,300,823 shares issued and outstanding.
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
August 2018 Private Placement
On August 22, 2018, we entered into subscription agreements with several accredited investors, pursuant to which we agreed to issue and sell a total of 4,889,217 shares of the Company’s common stock, at a purchase price of $4.50 per share, resulting in approximately $22,001 in gross proceeds to the Company (the “August 2018 Private Placement”). The aggregate net proceeds from the August 2018 Private Placement (after deducting placement agent fees and expenses of the offering of $1,931) were $20,070.
The Company also entered into a registration rights agreement with the investors in the August 2018 Private Placement, which required us to file a “resale” registration statement with the SEC covering the Shares issued in the August 2018 Private Placement within 30 calendar days from the final closing of the August 2018 Private Placement Offering. The Company filed and caused to become effective a registration statement with the SEC on October 5,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2018 registering the resale of 5,034,683 shares of our common stock, consisting of (i) 4,889,217 shares that were privately issued through the August 2018 Private Placement and (ii) 145,466 shares that were privately issued on February 1, 2018 in connection with consulting services.
In connection with the closing of the August 2018 Private Placement, the placement agents received an aggregate of $1,680 in cash placement fees, and the Company reimbursed up to $87 of expenses incurred by the placement agents in connection with this closing of the August 2018 Private Placement.
Common Stock Warrants
In connection with the 2017 Private Placement, placement agents received warrants to purchase an aggregate of 413,320 shares of Exicure common stock (the “Warrants”) in connection with all closings of the 2017 Private Placement. The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and have been issued on the same terms in all closings of the 2017 Private Placement. The Warrants are classified as a liability. The common stock warrant liability is remeasured each period at fair value. As of September 30, 2018, Warrants to purchase 413,320 shares of common stock remain outstanding. See Note 10, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
7. Equity-Based Compensation
As of September 30, 2018, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 928,443.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expense	$133	$43	$353	$129
General and administrative expense	383	319	947	975
	$516	$362	$1,300	$1,104
Unamortized equity-based compensation expense at September 30, 2018 was $3,635, which is expected to be amortized over a weighted-average period of 2.8 years.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Nine Months Ended September 30,
	2018	2017
Expected term	5.3 to 6.0 years	5.3 to 6.5 years
Risk-free interest rate	2.72% to 2.87%; weighted avg. 2.78%	1.97% to 2.17%; weighted avg. 2.07%
Expected volatility	78.1% to 82.4%; weighted avg. 80.6%	80.8% to 83.1%; weighted avg. 81.0%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the nine months ended September 30, 2018 and 2017 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Nine months ended September 30, 2018	$3.00 to $5.82; weighted avg. $3.45	$3.00 to $5.82; weighted avg. $3.45
Nine months ended September 30, 2017	$4.21	$4.21
The weighted-average grant date fair value of common stock options granted in the nine months ended September 30, 2018 and 2017 was $2.40 and $2.92 per common stock option, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2017	3,672,620	$1.79	7.5	$5,221
Granted	1,277,744	3.45
Exercised	(22,494)	1.81
Forfeited	(36,282)	2.29
Outstanding - September 30, 2018	4,891,588	$2.22	7.6	$9,523
Exercisable - September 30, 2018	3,021,753	$1.62	6.8	$7,541
Vested and Expected to Vest - September 30, 2018	4,778,505	$2.20	7.5	$9,421
The aggregate intrinsic value of common stock options exercised during the nine months ended September 30, 2018 and 2017 was $51 and $202, respectively.
8. Income Taxes
The Company incurred a pretax loss in each of the three and nine months ended September 30, 2018 and 2017, which consists entirely of loss in the U.S. and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and nine months ended September 30, 2018 and 2017 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and nine months ended September 30, 2018 and 2017.
The following is the computation of loss per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(5,324)	$(1,932)	$(17,658)	$(7,568)
Weighted-average basic and diluted common shares outstanding	41,527,922	1,725,906	40,121,295	183,395
Loss per share - basic and diluted	$(0.13)	$(1.12)	$(0.44)	$(41.27)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	September 30,
	2018	2017
Options to purchase common stock	4,891,588	3,678,359
Warrants to purchase common stock	413,320	163,174
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
The Company’s common stock warrant liability (refer to Note 6, Stockholders’ Equity for more information) is classified within Level 3 of the fair value hierarchy. The fair value of the common stock warrant liability was determined using the Black-Scholes option-pricing model.
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at September 30, 2018:

September 30, 2018
Expected term	2.5 years
Risk-free interest rate	2.83%
Expected volatility	81.78%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at September 30, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $55. A 10% change in the estimate of fair value of the common stock at September 30, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $141.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at January 1, 2018	$523
Loss included in other income (expense), net	461
Balance at September 30, 2018	$984
11. Commitments and Contingencies
Leases
The Company conducts all operations in a facility under an operating lease which commenced in March 2012 and was originally scheduled to end in February 2015. The lease was extended for an additional six years through February 2021 during the first quarter of 2014 and includes a renewal option. During the second quarter of 2016, the Company amended the lease agreement to include additional space to be used primarily for administrative functions effective in May 2016. Lease payments include a fixed payment amount as well as contingent payments related to a proportionate share of operating and real estate expenses. At the inception of the lease, the lessor paid for leasehold improvements totaling $52 which has been capitalized and is being amortized over the lease term. The fixed payment amounts, including those in connection with the amended lease agreement in the second quarter of 2016, increase over the term of the lease but rent expense is recognized on a straight-line basis resulting in the recognition of deferred rent liability of $41 and $48 as of September 30, 2018 and December 31, 2017, respectively, calculated on the basis of the extended lease agreement.
Rent expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Straight-line rent expense	$83	$83	$249	$249
Contingent rent expense	67	77	231	232
Total rent expense	$150	$160	$480	$481

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Future minimum lease payments as of September 30, 2018 are as follows:

Years Ending December 31,	Operating Leases
2018	85
2019	347
2020	353
2021	59
Thereafter	—
Total	$844
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, and (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product. In August 2015, we entered into a restated license agreement with NU (the “restated license agreement”). In February 2016, we obtained exclusive license as to NU’s rights in certain SNA technology we jointly own with NU. Our license to NU’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes. Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of September 30, 2018, the Company has paid to NU an aggregate of $3,844 in consideration of each of the obligations described above.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The amounts due from AuraSense, LLC in connection with the above mentioned activities were $4 and $17 at September 30, 2018 and December 31, 2017, respectively.
The following is a summary of amounts billed to AuraSense, LLC and recognized in the accompanying unaudited condensed consolidated statement of operations in connection with the above mentioned activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Quarterly fee for indirect costs	3	3	$9	$9
Direct costs of AuraSense LLC paid by the Company	2	1	24	4
	$5	$4	$33	$13
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $75 in each of the nine months ended September 30, 2018 and 2017 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.
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
Operating Overview
We are a clinical-stage biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Since our SNAs have shown in a Phase 1 clinical trial and in preclinical studies that they can cross certain biological barriers when administered locally, we believe that they have the therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. We have demonstrated the ability to cross certain biological barriers in a Phase 1 clinical trial of two therapeutic candidates, AST-008 and AST-005, and in preclinical studies of one other therapeutic candidate, XCUR17.
Clinical development programs
We currently have three clinical programs: AST-008, XCUR17, and AST-005.
AST-008
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9 receptors. We believe AST-008 may be used for immuno-oncology applications as a monotherapy or in combination with checkpoint inhibitors. We conducted a Phase 1 clinical trial of AST-008 in the United Kingdom. The Phase 1 clinical trial was a first-in-human clinical trial of AST-008 evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of AST-008 in healthy volunteers. The trial was a randomized, single ascending dose, or SAD, trial. Sixteen healthy subjects were recruited and organized into four SAD cohorts. Based on our analyses of the Phase 1 clinical trial results, AST-008 was shown to be safe and tolerable in all subjects, with no serious adverse events and no dose limiting toxicity. All AST-008-related adverse events were of short duration, reversible and consistent with TLR9 activation. In addition, AST-008 was shown to elicit high levels of certain cytokines as well as to activate important effector cells of the immune system, including T cells and natural killer cells, which are the main drivers of an anti-tumor response.
The Company’s IND for AST-008 has been opened by the FDA and we have been informed by the FDA that our proposed Phase 1b/2 clinical trial may proceed. We expect to dose the first patient late this year. The Phase 1b/2 trial is an open-label trial of intra-tumorally dosed AST-008 in combination with pembrolizumab. The trial will begin with an AST-008 dose finding Phase 1b stage, followed by a Phase 2 expansion stage. In the Phase 1b, we plan to enroll patients with superficial injectable tumors, but will prioritize those with Merkel cell carcinoma, cutaneous squamous cell carcinoma, melanoma, and squamous cell carcinoma of the head and neck. We expect to report the preliminary data from the Phase 1b stage in late 2019.

XCUR17
XCUR17 is an SNA that targets the mRNA which encodes interleukin 17 receptor alpha, or IL-17RA, a protein that is considered essential in the initiation and maintenance of psoriasis. Although the availability of inhibitors of TNF revolutionized the systemic treatment of severe psoriasis, studies of disease pathogenesis have shifted attention to the IL-17 pathway, in which IL-17RA is a key driver of psoriasis. Our strategy is to reduce the levels of IL-17RA in the skin by topically applying XCUR17. In preclinical studies, XCUR17 inhibited IL-17RA in the keratinocytes of the skin. In the third quarter of 2018, we completed the dosing of the 21 mild to moderate psoriasis patients enrolled in our Phase 1 clinical trial. No additional patients will be enrolled and we expect to report the topline results from this Phase 1 trial by the end of 2018. The endpoints of the clinical trial include safety and tolerability, the measurement of IL-17RA mRNA from skin biopsies, skin biopsy histology, and optionally other assessments of mRNA targets in the psoriasis network.
AST-005
AST-005 is an SNA targeting TNF for the treatment of mild to moderate psoriasis and is intended to be administered locally in a gel to psoriatic lesions. In a completed Phase 1 clinical trial, AST-005, when topically administered to the skin of patients with mild to moderate psoriasis, resulted in no drug associated adverse events, and demonstrated a reduction of TNF mRNA. The TNF mRNA reduction elicited by the highest strength of AST-005 gel was statistically significant when compared to the effects of the vehicle.
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue, referred to as the Purdue Collaboration. As part of our collaboration with Purdue, a Phase 1b clinical trial was conducted in Germany to evaluate the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial evaluated the safety, tolerability, and plaque thickness following topical application of different strengths of AST-005 formulated as a topical gel. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than were previously studied, however, the study did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy in patients with psoriasis. In April 2018, Purdue notified the Company that it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Purdue has not indicated that it has any plans to pursue AST-005 at this time.
Preclinical development activities
We believe that one of the key strengths of our proprietary SNAs is that they have the potential to enter a number of different cells and organs. As a consequence, we are also conducting early stage research activities in neurology, ophthalmology, pulmonology, and gastroenterology.
In June 2018, Exicure and The Ohio State University Wexner Medical Center presented a poster at the Cure SMA Annual Conference titled: “Nusinersen in spherical nucleic acid (SNA) format improves efficacy both in vitro in SMA patient fibroblasts and in Δ7 SMA mice and reduces toxicity in mice.” It was observed in the preclinical study that nusinersen in SNA format prolonged survival by four-fold (maximal survival of 115 days compared to 28 days for nusinersen-treated mice) as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen. Based on the results of this preclinical study, we intend to further pursue our early stage research activities in neurological applications.
We presented pre-clinical data in a poster session at the 14th Annual Meeting of the Oligonucleotide Therapeutics Society(OTS) in Seattle, Washington from September 30-October 3, 2018. The first poster, authored and presented by Exicure scientists, titled “Spherical Nucleic Acids: Oral delivery and efficacy in TNBS-induced IBD model,” highlighted the local delivery benefits of our proprietary platform technology. The imaging data presented in the poster showed bio-distribution of SNAs following oral delivery in the GI tract of mice, including tissue penetration and cellular internalization. In addition, in a mouse model of inflammatory bowel disease, oral administration of SNAs showed improved clinical symptoms, colon gross pathology, body weight, and survival. A second poster showcased data generated as part of a scientific collaboration between the Company and Regulus Therapeutics. The second poster, titled “Spherical Nucleic Acid (SNA) construct improves functional delivery of

anti-microRNA oligonucleotide in pre-clinical studies in vitro and in vivo,” highlighted improved delivery to the liver following systemic administration in mice and indicated the potential to broaden the application of our proprietary SNA technology to miRNA targeting.
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $15.6 million in revenue since inception through September 30, 2018 has been earned through our research collaboration, license, and option agreement with Purdue or as a primary contractor or as a subcontractor on government grants. In addition to our revenue, from inception through September 30, 2018, we have funded our operations through private placements of preferred stock with gross proceeds totaling $42.8 million, sales of common stock in the 2017 Private Placement with gross proceeds totaling $31.5 million, sales of common stock in the August 2018 Private Placement with gross proceeds totaling $22.0 million and debt financing totaling $6.0 million. As of September 30, 2018, our cash and cash equivalents were $32.4 million.
Since our inception, we have incurred significant operating losses. Our net loss was $5.3 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and $17.7 million and $7.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, our accumulated deficit was $69.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Recent Developments
August 2018 Private Placement
On August 22, 2018, we entered into subscription agreements with several accredited investors, pursuant to which we issued and sold a total of 4,889,217 shares of the Company’s common stock, at a purchase price of $4.50 per share, resulting in approximately $22.0 million in gross proceeds to the Company (the “August 2018 Private Placement”). The aggregate net proceeds from the August 2018 Private Placement (after deducting accrued or paid placement agent fees and expenses of the offering of $1.9 million) were $20.1 million.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$57	$2,497	$(2,440)	(98)%
Total revenue	57	2,497	(2,440)	(98)%
Operating expenses:
Research and development expense	4,001	3,121	880	28%
General and administrative expense	1,919	1,270	649	51%
Total operating expenses	5,920	4,391	1,529	35%
Operating loss	(5,863)	(1,894)	(3,969)	210%
Other income (expense), net:
Interest expense	(170)	(201)	31	(15)%
Other income (loss), net	709	163	546	335%
Total other income (loss), net	539	(38)	577	n/m
Net loss	$(5,324)	$(1,932)	$(3,392)	176%
Revenue

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Collaboration revenue	$57	$2,497	$(2,440)	(98)%
Total revenue	$57	$2,497	$(2,440)	(98)%
Revenue in both the three months September 30, 2018 and 2017 related to the Purdue Collaboration, and decreased from $2.5 million for the three months ended September 30, 2017 to $0.1 million for the three months ended September 30, 2018, or approximately 98%, mostly due to the absence of revenue recognized in the prior period related to the amortization of the upfront payment, and certain reimbursable research and development activities, under the Purdue Collaboration. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million in December 2016. Prior to the adoption of ASC 606, the upfront payment of $10.0 million was accounted for pursuant to ASC 605 and was recorded as deferred revenue and recognized on a ratable basis over the estimated performance period of the relevant research and development activities. On January 1, 2018, in connection with the adoption of ASC 606, we recorded the unamortized deferred revenue of $1.0 million as an adjustment to the beginning balance of accumulated deficit at January 1, 2018.
The collaboration revenue of $0.1 million during the three months ended September 30, 2018 related to research and development activities that is reimbursable by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations. We recognized $2.5 million of collaboration revenue in the three months ended September 30, 2017, which consisted of three months of amortization of deferred revenue mentioned above and $0.4 million related to research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations.

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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Clinical development programs expense	$1,799	$1,458	$341	23%
Platform and discovery-related expense	972	821	151	18%
Employee-related expense	982	618	364	59%
Facilities, depreciation, and other expenses	248	224	24	11%
Total research and development expense	$4,001	$3,121	$880	28%

Full time employees	20	17	3
Research and development expense was $4.0 million for the three months ended September 30, 2018 and $3.1 million for the three months ended September 30, 2017, an increase of $0.9 million, or 28%. The increase in research and development expense of $0.9 million was primarily due to higher employee-related expenses of $0.4 million, higher clinical development programs expense of $0.3 million, and higher platform and discovery-related expense of $0.2 million.
Higher employee-related expense of $0.4 million was due to higher compensation and related costs, non-cash stock-based compensation, and relocation costs all mostly in connection with the hire of our Chief Operating Officer as well as in connection with salary increases for existing employees.
The net increase in clinical development programs expense of $0.3 million was mostly due to higher costs for the preparation of a Phase 2 trial of XCUR17 as well as higher costs for the Phase 1 trial of XCUR17 and higher costs for the preparation of a Phase 1b/2 trial of AST-008. These increases were partially offset by lower costs associated with AST-005 (for which the Phase 1b clinical trial, subject of the Purdue Collaboration, ended during the first quarter of 2018). Included in clinical development expense for the three months ended September 30, 2018 and 2017 was approximately $0.1 million and $0.4 million, respectively, of expense that is reimbursed by Purdue (included in revenue) related to the Phase 1b trial of AST-005.
We expect our research and development expenses to increase in the fourth quarter of 2018 and in 2019 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based candidates.
General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change
General and administrative expense	$1,919	$1,270	$649	51%
Full time employees	7	7	—
General and administrative expense was $1.9 million for the three months ended September 30, 2018 and $1.3 million for the three months ended September 30, 2017, an increase of $0.6 million, or 51%. This increase is due to higher costs associated with being a public company of $0.3 million, including higher expense for investor and public relations, director and officer insurance, and transfer agent, stock exchange and other regulatory compliance related matters, as well as higher legal costs of $0.2 million mostly related to 2018 financing activities, and higher compensation and related expense of $0.1 million associated with salary increases.
Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million.
Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The increase in other income (loss), net of $0.5 million is mostly due to a non-cash gain of $0.6 million recognized in the three month ended September 30, 2018 in connection with the fair value adjustment of our common stock warrant liability.

Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$112	$7,624	$(7,512)	(99)%
Total revenue	112	7,624	(7,512)	(99)%
Operating expenses:
Research and development expense	11,111	9,910	1,201	12%
General and administrative expense	5,952	4,806	1,146	24%
Total operating expenses	17,063	14,716	2,347	16%
Operating loss	(16,951)	(7,092)	(9,859)	139%
Other income (expense), net:
Interest expense	(497)	(616)	119	(19)%
Other income (loss), net	(210)	140	(350)	n/m
Total other income (loss), net	(707)	(476)	(231)	49%
Net loss	$(17,658)	$(7,568)	$(10,090)	133%
Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Collaboration revenue	$112	$7,624	$(7,512)	(99)%
Total revenue	$112	$7,624	$(7,512)	(99)%
Revenue in both the nine months September 30, 2018 and 2017 related to the Purdue Collaboration, and decreased from $7.6 million for the nine months ended September 30, 2017 to $112 thousand for the nine months ended September 30, 2018, or approximately 99%, mostly due to the absence of revenue recognized in the prior period related to the amortization of the upfront payment, and certain reimbursable research and development activities, under the Purdue Collaboration. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million in December 2016. Prior to the adoption of ASC 606, the upfront payment of $10.0 million was accounted for pursuant to ASC 605 and was recorded as deferred revenue and recognized on a ratable basis over the estimated performance period of the relevant research and development activities. On January 1, 2018, in connection with the adoption of ASC 606, we recorded the unamortized deferred revenue of $1.0 million as an adjustment to the beginning balance of accumulated deficit at January 1, 2018.
The collaboration revenue of $0.1 million during the nine months ended September 30, 2018 related to research and development activities that is reimbursable by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations. We recognized $7.6 million of collaboration revenue in the nine months ended September 30, 2017, which consisted of nine months of amortization of deferred revenue mentioned above and $1.4 million related to research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Clinical development programs expense	$4,559	$4,852	$(293)	(6)%
Platform and discovery-related expense	2,980	2,494	486	19%
Employee-related expense	2,822	1,916	906	47%
Facilities, depreciation, and other expenses	750	648	102	16%
Total research and development expense	$11,111	$9,910	$1,201	12%

Full time employees	20	17	3
Research and development expense was $11.1 million for the nine months ended September 30, 2018 and $9.9 million for the nine months ended September 30, 2017, an increase of $1.2 million, or 12%. The increase in research and development expense of $1.2 million was primarily due to higher employee-related expenses of $0.9 million and higher platform and discovery-related expense of $0.5 million, partially offset by a net decrease in costs related to our clinical development programs of $0.3 million.
Higher employee-related expense of $0.9 million was due to higher compensation and related costs, non-cash stock-based compensation, and relocation costs all mostly in connection with the hire of our Chief Operating Officer as well as in connection with salary increases for existing employees. The increase in platform and discovery-related expense of $0.5 million is mostly due to higher costs to maintain our intellectual property portfolio.
The net decrease in clinical development programs expense of $0.3 million was mostly due to lower costs associated with AST-005 (for which the Phase 1b clinical trial, subject of the Purdue Collaboration, ended during the first quarter of 2018), partially offset by costs for the preparation of a Phase 2 trial of XCUR17. Included in clinical development expense for the nine months ended September 30, 2018 and 2017 was approximately $0.1 million and $1.4 million, respectively, of expense that is reimbursed by Purdue (included in revenue) related to the Phase 1b trial of AST-005.
We expect our research and development expenses to increase in the fourth quarter of 2018 and in 2019 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based therapeutic candidates.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change
General and administrative expense	$5,952	$4,806	$1,146	24%
Full time employees	7	7	—
General and administrative expense was $6.0 million for the nine months ended September 30, 2018 and $4.8 million for the nine months ended September 30, 2017, an increase of $1.1 million, or 24%. This increase is due to higher costs associated with being a public company of $0.8 million, including higher expense for investor and public relations, director and officer insurance, and transfer agent, stock exchange and other regulatory compliance related matters, as well as higher compensation and related expense of $0.4 million associated with salary increases.

Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million.
Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The increase in other income (loss), net of $0.4 million is mostly due to a non-cash loss of $0.5 million recognized in the nine month ended September 30, 2018 in connection with the fair value adjustment of our common stock warrant liability.
Liquidity and Capital Resources
Overview
To date we have primarily funded our operations through private placements of equity securities, the Purdue Collaboration, a debt financing, and grants from governmental agencies. Since inception and through September 30, 2018, we have received approximately $117.3 million in aggregate gross proceeds from these transactions, including: $42.8 million in aggregate gross proceeds from private placement offerings of preferred stock; $31.5 million in gross proceeds from sales of common stock in the 2017 Private Placement; $22.0 million in gross proceeds from the sales of common stock in the August 2018 Private Placement; an upfront payment of $10.0 million in connection with the Purdue Collaboration; $6.0 million in debt financing; and an aggregate of $5.0 million from grants awarded by governmental agencies.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of September 30, 2018, we have an accumulated deficit of $69.1 million. Based on our current operating plans, existing working capital at September 30, 2018 is sufficient to sustain operations into the first quarter of 2020. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
	(unaudited)	(unaudited)
Net cash used in operating activities	$(13,524)	$(14,447)
Net cash used in investing activities	(65)	(726)
Net cash provided by financing activities	20,271	18,486
Net increase in cash and cash equivalents	$6,682	$3,313

Operating activities
Net cash used in operating activities was $13.5 million and $14.4 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash used in operating activities of $0.9 million was primarily due to the absence of the first quarter 2017 payment of $1.5 million in connection with the Northwestern University License Agreements, partially offset by higher cash used for working capital.
Investing activities
Net cash used in investing activities was $65 thousand and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in investing activities for each of the nine months ended September 30, 2018 and 2017 was primarily due to the purchase of scientific equipment.
Financing activities
Net cash provided by financing activities of $20.3 million for the nine months ended September 30, 2018 is primarily due to the sale of common stock in the August 2018 Private Placement. On August 22, 2018, we sold 4,889,217 shares of the Company’s common stock at a purchase price of $4.50 per share, resulting in approximately $22.0 million in gross proceeds to the Company. The aggregate net proceeds from the August 2018 Private Placement (after deducting accrued or paid placement agent fees and expenses of the offering of $1.9 million) were $20.1 million.
Net cash provided by financing activities of $18.5 million for the nine months ended September 30, 2017 is primarily due to the sale of common stock in the initial closing of the 2017 Private Placement. On September 26, 2017, we sold 6,767,360 shares of the Company’s common stock at a purchase price of $3.00 per share, resulting in approximately $20.3 million in gross proceeds to the Company. The aggregate net proceeds from the initial closing of the 2017 Private Placement on September 26, 2017 (after deducting accrued or paid placement agent fees and expenses of $3.0 million) were $17.2 million. The increase in cash provided by financing activities in the nine months ended September 30, 2017 due to the initial closing of the 2017 Private Placement was partially offset by the repayment of debt of $0.6 million
Hercules Loan and Security Agreement
On February 17, 2016, we entered into a loan and security agreement with Hercules. The loan agreement provided for funding in an aggregate principal amount of up to $10.0 million in two separate tranches. The first tranche was funded on February 17, 2016 in the amount of $6.0 million. A second tranche of $4.0 million was available provided that we met certain milestones on or before December 31, 2016. We did not meet these milestones and, therefore, we did not draw the second tranche, the availability of which expired on December 31, 2016. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest-only payments through June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, shall begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. In addition, if we prepaid the term loan on or prior to February 1, 2017, we would have been required to pay a prepayment charge equal to 3% of the amount being prepaid, if we prepaid the term loan after February 1, 2017 but on or prior to February 1, 2018, we would have been required to pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepay the term loan after February 1, 2018, we must pay a prepayment charge of 1% of the amount being prepaid. As of the date of this Quarterly Report on Form 10-Q, we have not prepaid the Hercules term loan. The loan agreement was amended on October 10, 2016 to revise the language granting Hercules a contingent security interest in certain of our assets.
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
Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on our current operating plans, existing working capital at September 30, 2018 is sufficient to sustain operations into the first quarter of 2020. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash equivalents of $32.4 million and $25.8 million, respectively, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that all information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to a material weakness in internal control over financial reporting. The material weakness related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Specifically these ineffectively designed controls, which arose in a prior period and were identified in the quarter ended March 31, 2018, resulted in an immaterial error, which was corrected in this Quarterly Report on Form 10-Q in previously issued financial statements as disclosed in Note 1 to the unaudited condensed consolidated interim financial statements for the period ended March 31, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2018, we worked towards remediating the deficiencies that led to the material weakness by enhancing the information used for periodic assessment of contract progress and increasing the frequency of communication in the process for accounting for certain research and development contracts with contract research organizations to ensure expenses are recognized as incurred. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2018.
Other than the remediation efforts related to the material weakness discussed above, no changes occurred in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of September 30, 2018, we have generated an accumulated deficit of $69.1 million. For the nine months ended September 30, 2018 and 2017, our net loss was $17.7 million and $7.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Further, the U.S. Food and Drug Administration (the “FDA”), has limited experience with SNA-based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using SNAs, which may increase the complexity, uncertainty and length of the regulatory approval process for our therapeutic candidates. We and any current or future collaborators may never receive approval to market and commercialize any therapeutic candidate. Even if we or a future collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our SNA technology proves to be ineffective, unsafe or commercially unviable, our technology and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of September 30, 2018 and December 31, 2017, we had $32.4 million and $25.8 million in cash and cash equivalents, respectively. Based on our current operating plans, existing working capital at September 30, 2018 is sufficient to sustain operations into the first quarter of 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue. As part of the agreement, Purdue has the option to obtain from us the full worldwide development and commercial rights to AST-005, an option to obtain three additional collaboration targets and a further option to obtain from us the full worldwide development and commercial rights to any therapeutic candidates developed targeting the three additional collaboration targets. In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development with Exicure of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Additionally, Purdue has rights of first offer to some potential collaboration targets. These rights of first offer are subject to limitations in time and scope. Purdue has not indicated that it has any plans to pursue AST-005 at this time. In December 2016, in connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million. In addition, we are eligible to receive up to $776.5 million upon successful completion of certain research, regulatory and commercial sales milestones. There can be no assurance these milestones will be achieved as they are subject to highly significant risks and uncertainties, many of which are outside of our control. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive royalties ranging from the low single digits to a maximum of 10% on future net sales of such commercialized therapeutic candidates.

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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with applicable Good Laboratory Practices (“GLPs”), and clinical trials to be conducted in accordance with applicable FDA regulations and Good Clinical Practices (“GCPs”), including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We currently have no sales, marketing or distribution capabilities or experience. If any of our therapeutic candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to appropriately commercialize such therapeutics, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our approved therapeutics directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our approved therapeutics or decide to co-promote therapeutics with collaborators, we will need to establish and maintain compliant marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved therapeutic. If we are not successful in commercializing any therapeutic approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA, the Centers for Medicare and Medicaid Services (“CMS”), the Department of Health and Human Services (“HHS”), Office of Inspector General (“OIG”) or other agency regulations, applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, or provide accurate information to any governmental authorities, such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us.
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
Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including, fines, debarment, or disqualification of those employees from participation in certain government-regulated activities, and serious harm to our reputation. This could include violations of the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive.
It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including exclusion from participation in the U.S. federal healthcare programs, the imposition of significant fines or other sanctions.
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
Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. Financial penalties may also apply in some data breaches where noncompliance with the applicable law is identified.
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
As of September 30, 2018 and as of December 31, 2017, we had $32.4 million and $25.8 million in cash and cash equivalents, respectively. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
During the quarter ended March 31, 2018, we identified a material weakness in internal control over financial reporting related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Those ineffectively designed controls arose in a prior period and resulted in an immaterial error. The immaterial error has been corrected in previously issued financial statements as disclosed in Note 1 to the accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2018.
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
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our unaudited condensed consolidated financial statements for the period ended September 30, 2018 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plan, we believe that our available cash and cash equivalents as of September 30, 2018 is sufficient to fund our current operating plans into the first quarter of 2020. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2018, our patent portfolio consists of over 60 issued patents and allowed patent applications and over 120 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Certain of our therapeutic candidates may require companion diagnostics to identify appropriate patients for those therapeutic candidates in certain indications. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. We may rely on third parties for the design, development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory authorization, and the commercial supply of these companion diagnostics. If these parties are unable to successfully develop companion diagnostics for these therapeutic candidates, or experience delays in doing so, the development of our therapeutic candidates may be adversely affected and we may not be able to obtain marketing authorization for these therapeutic candidates. Furthermore, our ability to market and sell, as well as the commercial success, of any of our therapeutic candidates that require a companion diagnostic will be tied to, and dependent upon, the receipt of required regulatory authorization and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies. Any failure to develop, validate, obtain and maintain marketing authorization for a companion diagnostic and supply such companion diagnostic will harm our business, results of operations and financial condition
If we or current or future collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our therapeutics and may harm our reputation.
Although we do not currently have any products on the market, once our therapeutic candidates or clinical trials are covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell or distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid;

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

•
HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program (i.e., not just federal healthcare programs), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•
the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians and U.S. teaching hospitals with limited exceptions; and

•
analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.

Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
We currently expect that some therapeutics we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain therapeutics that are not usually self-administered (including injectable therapeutics) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products that are medically necessary to treat a beneficiary’s health condition. Specifically, Medicare Part B coverage may be available for eligible beneficiaries when the following, among other requirements, have been satisfied:

•	the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which the product is administered according to accepted standards of medical practice;

•	the product is typically furnished incident to a physician’s services;

•	the product has been approved by the FDA.
Under the Medicaid Drug Rebate Statute, a manufacturer must participate in the Medicaid Drug Rebate Program in order to receive payment for its covered outpatient drugs under Medicare Part B (the Medicare program that generally covers physician-administered, outpatient drugs).  42 U.S.C. § 1396r-8(a)(1). In addition, manufacturers who participate in the Medicaid Drug Rebate Program are also required to (1) sign the Pharmaceutical Pricing Agreement and participate in the 340B Drug Pricing Program, and (2) sign the VA Master Agreement for inclusion of the manufacturer’s drugs on the Federal Supply Schedule (“FSS”). Id. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities eligible to participate in the program. Average prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of therapeutics from countries where they may be sold at lower prices than in the U.S. Self-administered therapeutics are typically reimbursed under Medicare Part D, and therapeutics that are administered in an inpatient hospital setting are typically reimbursed under Medicare Part A under a bundled payment. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our therapeutics in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.
Third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage, and adequate reimbursement from both government-funded and private payors for new therapeutics we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.
We believe that the efforts of governments and third party payors to contain or reduce the cost of healthcare, and specifically, therapeutics, and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biotechnology companies. A number of legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed. These developments could, directly or indirectly, affect our ability to sell our therapeutics, if approved, at a favorable price.
For example, in the U.S., in 2010, the U.S. Congress passed the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional policy reforms.
Although the future of the ACA is uncertain, provisions of the ACA addressing coverage and reimbursement of pharmaceutical products that may be of importance to our potential therapeutic candidates include the following:

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

Separately, pursuant to the health reform legislation and related initiatives, the Centers for Medicare and Medicaid Services, or CMS, is working with various healthcare providers to develop, refine, and implement Accountable Care Organizations, or ACOs, and other innovative models of care for Medicare and Medicaid beneficiaries, including the Bundled Payments for Care Improvement Initiative, the Financial Alignment Initiative Demonstration, and other models.

The continued development and expansion of ACOs and other innovative models of care will have an uncertain impact on any future reimbursement we may receive for approved therapeutics administered by such organizations.
From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing coverage, reimbursement, sales, and marketing of products regulated by CMS or other government agencies. In addition to new legislation, CMS, OIG, and other agency rules and policies addressing fraud and abuse, privacy, and coverage and reimbursement, among other things, are often revised or interpreted in ways that may significantly affect our business and our products. In particular, we expect that the Administration and the U.S. Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the U.S. healthcare reform legislation. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA. President Trump has also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and in which he directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. Congress has also enacted legislation that repeals certain portions of the ACA, including the Tax Cuts and Jobs Act, passed in December 2017, which included a provision that eliminates the penalty under the ACA’s individual mandate, effective January 1, 2019, as well as the Bipartisan Budget Act of 2018, passed in February 2018, which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and was intended to reduce the rate of growth in Medicare spending. However, attempts to completely repeal the ACA have been unsuccessful to date. There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. For example, in May 2018, the Trump Administration recently published in the Federal Register a request for information regarding its Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs (the “RFI”). In the RFI, the Administration sought feedback on actions it could take to restrict or reduce the use of rebates, including by prohibiting the use of rebates in contracts between Medicare Part D plan sponsors and drug manufactures and removing federal Anti-Kickback Statute safe harbor protection for such rebates. Subsequent to this, in July 2018, the Administration submitted to the White House Office of Management and Budget (“OMB”) for regulatory review a proposed rule entitled “Removal of Safe Harbor Protection for Rebates to Plans or PBMs Involving Prescription Pharmaceuticals and Creation of New Safe Harbor Protection.” The Administration has not specified the substantive changes it may make to the federal Anti-Kickback Statute safe harbors or subregulatory guidance and the rule is not yet publicly available. The Administration’s Blueprint also suggests that the Administration is looking at options to require drug-pricing transparency, including requiring the inclusion of drug list prices in direct-to-consumer advertising. In August 2018, the Administration sent a proposed rule to OMB titled “Medicare and Medicaid Programs; Regulations to Require Drug Pricing Transparency.” Like the federal Anti-Kickback Statute proposed rule, the substance of this rule is also not currently publicly available, but many speculate that the proposal seeks to implement direct-to-consumer advertising requirements regarding list price noted above. Separately, in a July 2018 speech outlining the Trump Administrations’ healthcare regulatory reform efforts, the HHS Secretary announced that the Administration will soon begin considering changes to federal health privacy regulations. Such reforms, however, could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. The financial impact of U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for therapeutics affected by the legislation.
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or the BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2018 extended sequestration for Medicare through fiscal year 2027.
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
If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including the other risks described in this section titled “Risk Factors” and the following:

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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, we have filed, and the SEC has declared effective, a registration statement to register the resale of up to 39,714,143 shares of our common stock issued in connection with the Merger and the 2017 Private Placement or held by pre-Merger stockholders of us. Additionally, we have filed, and the SEC has declared effective, a registration statement to register the resale of up to 5,034,683 shares of our common stock, consisting of (i) 4,889,217 shares that were privately issued through the August 2018 Private Placement and (ii) 145,466 shares that were privately issued in connection with consulting services on February 1, 2018. Such registration statements will permit the resale of these shares at any time while the registration statements remain effective. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Accordingly, the adverse market and price pressures resulting from an offering pursuant to this registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
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
We do not currently meet the initial quantitative listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTCQB. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital

The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.
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
Based on the beneficial ownership of our common stock as of September 30, 2018, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 42.4 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 22, 2018, in connection with the closing of the August 2018 Private Placement, we issued a total of 4,889,217 shares of the Company’s common stock at a purchase price of $4.50 per share, resulting in approximately $22.0 million in gross proceeds to the Company.
The offer and sale of the Shares in the August 2018 Private Placement were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended or Rule 506 of Regulation D promulgated by the SEC. The closing of the 2018 August Private Placement was conducted on a “reasonable best efforts” basis.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None

Item 6. Exhibits.
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1(1)	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.

3.2(1)	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.

3.3(1)	Amended and Restated Bylaws, as currently in effect.

10.1(2)	Form of Subscription Agreement by and between the Company and each investor in connection with the closing of the August 2018 Private Placement.

31.1(3)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2(3)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document
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
(2) Incorporated by reference to the indicated exhibit in our Current Report on Form 8-K filed on August 28, 2018.
(3) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2018

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)