Form 10-K
period 2018-12-31
EXICURE, INC.
filed 2019-03-08
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2018, the aggregate market value of its shares (based on a closing price of $5.70 per share) held by non-affiliates was approximately $117.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 5, 2019, the registrant had 44,358,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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
Except where the context otherwise requires, in this Annual Report on Form 10-K, the “Company,” “Exicure,” “we,” “us” and “our” refers to Exicure, Inc., a Delaware corporation, and, where appropriate, its subsidiary.

TRADEMARKS
All trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this prospectus is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

PART I
Unless otherwise stated or the context otherwise indicates, references to “Exicure,” the “Company,” “we,” “our,” “us,” or similar terms refer to Exicure, Inc. and our wholly-owned subsidiary, Exicure Operating Company. Exicure Operating Company, which we refer to as “Exicure OpCo,” holds all material assets and conducts all business activities and operations of the Company.
Item 1. Business.
Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, inflammatory diseases and genetic disorders based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Since our SNAs have shown in a Phase 1 clinical trial and in preclinical studies that they can cross certain biological barriers when administered locally, we believe that they have the therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. We have demonstrated the ability to cross certain biological barriers in Phase 1 clinical trials of three therapeutic candidates, AST-008, XCUR17 and AST-005.
Immuno-oncology
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9 receptors. We believe AST-008 may be used for immuno-oncology applications as a monotherapy or in combination with checkpoint inhibitors. Checkpoint inhibitors are therapeutics that prevent tumors from evading destruction by the immune system. We have observed that administration of AST-008 as a monotherapy can have anti-tumor activity in mouse models of colon cancer, breast cancer, lymphoma and melanoma. We have also observed that, in preclinical studies in a variety of tumor models, AST-008, applied in combination with certain checkpoint inhibitors, exhibited anti-tumor responses and survival rates that were greater than those demonstrated by checkpoint inhibitors alone. We have also demonstrated that AST-008 was active when administered subcutaneously, intratumorally or intravenously, in both prevention and established mouse tumor models. The administration of AST-008 also produced localized as well as abscopal anti-tumor activity in mouse cancer models. Additionally, administration of AST-008 in combination with certain checkpoint inhibitors conferred adaptive immunity in breast and colon cancer mouse models.
During the fourth quarter of 2018 the FDA opened the IND for AST-008 and informed the Company that our proposed Phase1b/2 trial may proceed. Early in 2019, we opened four clinical sites and began dosing and recruiting patients in that trial. This is a Phase 1b/2, open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. Conditions under study are planned to include advanced or metastatic: Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1.
During the second quarter of 2017, we filed a CTA for a Phase 1 clinical trial of AST-008 in the United Kingdom. In the third quarter of 2017, we received an authorization from the MHRA, the competent health authority of the United Kingdom, to conduct a Phase 1 clinical trial with AST-008. We began subject dosing in our Phase 1 clinical trial for AST-008 in the fourth quarter of 2017. This trial was completed in the third quarter of 2018. Based on our initial analyses of the Phase 1 clinical trial results, AST-008 was shown to be safe and tolerable in all subjects, with no serious adverse events and no dose limiting toxicity. All AST-008-related adverse events were of short duration, reversible and consistent with TLR9 activation. In addition, AST-008 was shown to elicit high levels of certain cytokines as well as to activate important effector cells of the immune system, including T cells and natural killer cells which are the main drivers of an anti-tumor response.

Inflammatory diseases
XCUR17
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
We filed a CTA for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017. Our CTA was approved in February 2018 and we began dosing patients in our Phase 1 clinical trial in April 2018. The Phase 1 clinical trial, which had final patient visits in the fourth quarter of 2018, was a randomized, double-blinded, placebo-controlled trial in twenty-one patients with mild to moderate chronic plaque psoriasis designed to assess the safety of XCUR17 formulated as a topical gel, and to evaluate early signs of efficacy. All patients received three strengths of XCUR17 gel, a vehicle gel, and a positive comparator (Daivonex® cream), which were all applied on different areas of psoriatic skin within each individual patient.
In the fourth quarter of 2018 we reported results from the Phase 1 trial of XCUR17. In the case of XCUR17, of the twenty-one treated patients, eleven treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, the highest strength XCUR17 gel showed a statistically significant improvement in psoriasis symptoms versus the vehicle gel. By comparison, seventeen of the twenty-one patients treated with the positive comparator showed a clinical response, while four patients treated with the placebo vehicle had a clinical response.
There were no adverse safety events related to treatment with XCUR17 observed. In addition to the safety, tolerability and clinical assessments, the trial measured psoriatic infiltrate thickness over the 26-day treatment period. No relevant changes in mean psoriatic infiltrate thickness were observed for the three XCUR17 gels or the active ingredient-free vehicle gel. At this time, assessments of IL-17RA mRNA levels from skin biopsies collected from the treated areas in patients have not yet been correlated with the clinical or infiltrate thickness assessments.
Dermelix License Agreement
On February 17, 2019 Exicure entered into a License and Development Agreement, or the Dermelix License Agreement, with DERMELIX, LLC, d/b/a Dermelix Biotherapeutics. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome and, at Dermelix’s option, up to five additional rare skin indications.
Dermelix will initially develop a targeted therapy for the treatment of Netherton Syndrome (NS). NS is a rare and severe autosomal recessive disorder caused by loss-of-function mutations in the SPINK5 gene, which encodes the serine protease inhibitor LEKT1 involved in skin barrier function. NS affects approximately 1 in 200,000 children born each year, and is characterized by severely inflamed, red, scaled, itchy skin, and patients are at increased risk of mortality in the first year of life due to recurrent infections and dehydration as a result of the impaired skin barrier. Currently, there are no approved treatments for NS patients and off-label use of standard of care treatments are of limited utility.
Under the terms of the Dermerlix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will undertake subsequent development, commercial activities and financial responsibility. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.

Other Inflammatory Diseases
We believe that one of the key strengths of our proprietary SNAs is that they have the potential to enter a number of different cells and organs. As a consequence, we are also conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
We believe promising therapeutic targets for SNAs include antibody targets with confirmed therapeutic benefit. We envision inhibiting these targets with local application of SNAs in a variety of therapeutic areas. We believe that this approach combines the benefits of specifically inhibiting validated targets without the potential safety issues associated with systemic therapy.
Genetic disorders
We are investigating the utility of our SNA technology for the treatment of neurological conditions. In June 2018, the Company and researchers from The Ohio State University Wexner Medical Center presented a poster at the Cure SMA Annual Conference titled: “Nusinersen in spherical nucleic acid (SNA) format improves efficacy both in vitro in SMA patient fibroblasts and in Δ7 SMA mice and reduces toxicity in mice.” It was observed in a preclinical study that nusinersen in SNA format prolonged survival by four-fold (maximal survival of 115 days compared to 28 days for nusinersen-treated mice) as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen.
Subsequently, in the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours.
We are now formulating our strategy for developing a pipeline of SNA therapeutics targeting neurological diseases. Preclinical research is underway in a number of indications including, spinal muscular atrophy, Huntington’s Disease, spinocerebellar ataxia type 3 (SCA3), SCA2, SCA1, Friedreich’s Ataxia, and Batten disease. We believe this preclinical research may lead to a therapeutic candidate for one of the above neurological indications.
AST-005
AST-005 is an SNA targeting TNF for the treatment of mild to moderate psoriasis. AST-005 is intended to be administered locally in a gel to psoriatic lesions. In a completed Phase 1 clinical trial, AST-005, when topically administered to the skin of patients with mild to moderate psoriasis, resulted in no drug associated adverse events, and demonstrated a reduction of TNF mRNA. The TNF mRNA reduction elicited by the highest strength of AST-005 gel was statistically significant when compared to the effects of the vehicle.
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue Pharma L.P., referred to as the Purdue Collaboration. As part of our collaboration with Purdue, a Phase 1b clinical trial was conducted in Germany to evaluate the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than were previously studied, however, the study did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy in patients with psoriasis. In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Purdue has not indicated that it has any plans to pursue AST-005 at this time and there no active therapeutic candidates in development.
Intellectual property
We believe that we have a strong intellectual property, or IP, position in the field of SNA therapeutics. As of December 31, 2018, our patent portfolio consists of over 60 issued patents and allowed patent applications and over 135 pending patent applications. We have licensed IP from Northwestern University and have also independently filed patents to protect our IP. Our license from Northwestern University is for exclusive worldwide rights to the use of SNA technology for therapeutic applications. Any patents arising from AST-005, XCUR17 or AST-008 applications would expire by 2035, 2037, and 2034 or 2035, respectively.
Our Strategy
We intend to build a leading nucleic acid therapeutics company based on our proprietary SNA technology. The key elements of our strategy are:

•
Advance AST-008 through clinical development for immuno-oncology applications. We have conducted preclinical studies of AST-008 in immuno-oncology applications including bladder, breast and colorectal cancer, lymphoma and melanoma. We believe AST-008 is applicable in two cancer treatment strategies: as a monotherapy or in combination with checkpoint inhibitors. We began our Phase 1 clinical trial for AST-008 in the United Kingdom in the fourth quarter of 2017. This trial was completed in the third quarter of 2018. During the fourth quarter of 2018 the FDA opened the IND for AST-008 and informed the Company that our proposed Phase1b/2 trial may proceed. We have now opened four clinical sites and are recruiting patients. We believe AST-008 may be an attractive partnership candidate and we continue to explore that possibility. We may seek to develop AST-008 through other clinical trial pathways, including investigator-initiated trials.

•
Continue research and development in neurological applications. In June 2018, it was observed in a preclinical study that nusinersen in SNA format prolonged survival by four-fold as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen. Subsequently, in the fall of 2018, we completed a bio-distribution study comparing nusinersen to nusinersen in SNA format in rats. The concentration of nusinersen in the kidneys was significantly increased in comparison to nusinersen in SNA format while more nusinersen in SNA format was retained in the CNS (brain and spinal cord) compared to nusinersen at 24, 72 and 168 hours. We are now formulating our strategy for developing a pipeline of SNA therapeutics targeting neurological diseases. Preclinical research is underway in a number of indications including, spinal muscular atrophy, Huntington’s Disease, spinocerebellar ataxia type 3 (SCA3), SCA2, SCA1, Friedreich’s Ataxia, and Batten disease. We believe this preclinical research may lead to a therapeutic candidate for one of the above neurological indications.

•
Advance SNA platform in dermatological indications. In the fourth quarter of 2018 we reported results from the Phase 1 trial of XCUR17, an SNA for the treatment of mild to moderate psoriasis. Of the twenty-one patients, eleven treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Informed by these results, on February 17, 2019, we entered into a License and Development Agreement with Dermelix. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome and up to five additional rare skin indications.

•
Use our proprietary SNA technology to develop additional therapeutic candidates. We have demonstrated in preclinical studies that in certain application, SNAs exhibit superior biodistribution properties compared to linear oligonucleotides being both more persistent and more stable in the tissue or organ of interest. As a consequence, SNAs may have potential applications in a variety of additional organs including the central nervous system, eye, gastrointestinal tract and lungs. We believe that we have the opportunity to take known oligonucleotides of clinical utility and enhance their therapeutic potential by incorporating them in our SNA platform. In addition, we may be able to develop novel therapeutic candidates targeting validated therapeutic targets.

•
Enter into additional partnerships to accelerate development and commercialization of our SNA therapeutic candidates. We believe our proprietary SNA technology lends itself to license agreements or development partnerships with pharmaceutical companies that have development or commercial expertise in a particular therapeutic area of interest where it would be uneconomical or impractical for us to develop SNA therapeutics independently.

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
The broad tissue penetration and biodistribution properties of SNAs potentially enable three distinct therapeutic approaches. SNAs may be designed to reduce target protein levels by reducing corresponding mRNA levels in cytoplasm. SNAs may also be designed to modulate splicing of pre-mRNA in the nucleus to enhance or alter the product of a target protein and mitigate a genetic defect. Finally, SNAs may be designed to potentially elicit an anti-tumor immune response by agonizing toll like receptors in the endosomes.
Examples of our proprietary SNA constructs
All of our SNAs contain oligonucleotides that are densely packed and radially oriented.
We believe the key advantages of our proprietary SNAs include:

•
SNAs cross certain biological barriers to deliver nucleic acid therapeutics. Local delivery of nucleic acid therapeutics through biological barriers, such as the skin, has been a significant technical challenge. In a Phase 1 clinical trial of XCUR17 in patients with mild to moderate psoriasis, eleven of the twenty-one patients treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, in preclinical studies, we have demonstrated delivery and activity of our SNAs in the central nervous system, eye, lung, and gastrointestinal tract.

•
SNAs potentially exhibit superior biodistribution properties compared to linear oligonucleotides. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours. We believe that we have the opportunity to take known oligonucleotides of clinical utility and enhance their therapeutic potential by incorporating them in our SNA platform. In addition, we may be able to develop novel therapeutic candidates.

•
SNAs are potentially well-tolerated. In each of the Phase 1 clinical trials of AST-005 and XCUR17, we observed no drug associated adverse events when the SNA therapeutic candidate was applied topically to the skin of patients with mild to moderate psoriasis. No serious adverse events were observed in our Phase 1 trial after injecting AST-008 subcutaneously into healthy volunteers. There are three key elements to our safety strategy. First, by administering SNAs locally, we expect to minimize systemic exposure thereby decreasing safety risk. Second, because SNAs enter cells and tissues without lipid or polymer encapsulation or complexation, we expect to avoid the toxicity risks associated with these delivery systems. Finally, due to the nuclease resistance attributable to the architecture of the SNA, we use fewer chemical modifications than are customary in nucleic acid therapeutic development.

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

•
Immuno-oncology SNAs may produce a powerful immune response against tumors. In its Phase 1 trial, AST-008 was shown to elicit high levels of certain cytokines as well as activate important effector cells of the immune system, including T cells and natural killer cells which are the main drivers of an anti-tumor response. In preclinical studies, SNAs localized to endosomes and stimulated the immune system via TLRs. We have also observed in preclinical studies that SNAs can generate a cancer-specific adaptive immune response. In addition, in preclinical studies in a variety of cancer models, SNAs, in combination with certain checkpoint inhibitors, exhibited a greater anti-tumor response and increased survival than did such checkpoint inhibitors alone. Moreover, when administered as a monotherapy, AST-008 exhibited anti-tumor activity in mouse cancer models.

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
Our Clinical Development Programs
Our clinical development programs include the development of one SNA therapeutic candidate to address unmet medical needs in the treatment of solid tumors and one SNA therapeutic candidate to address unmet medical needs in the treatment of mild to moderate psoriasis. We are also conducting early stage research activities in neurology, ophthalmology, respiratory and gastrointestinal applications. These early stage research activities are described in more detail in the sections entitled “—Preclinical research programs.”
The table below sets forth the stage of development of our SNA therapeutic candidates as of March 5, 2019:
TLR9 = Toll-like Receptor 9; IL17RA = Interleukin 17 Receptor Alpha
Regulatory documents are prepared and submitted to the appropriate health authority to enable clinical trials in any given jurisdiction. In the United States, this document is called an IND application, while in other jurisdictions, this document is often called an IMPD, which is submitted as part of a CTA. The content and scope of an IND and a CTA are similar.
SNAs for immuno-oncology
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
AST-008—an SNA for immuno-oncology
AST-008, an SNA consisting of a TLR9 agonist, is being developed for the treatment of cancer. We believe AST-008 may be used for immuno-oncology applications as a monotherapy or in combination with checkpoint inhibitors.
Preclinical data suggest AST-008 delivered in combination with certain checkpoint inhibitors generate a greater anti-tumor activity than such checkpoint inhibitors alone. In mouse tumor models, administration of AST-008 with anti-PD-1 antibodies suppresses regulatory T-cells, or Tregs, and myeloid-derived suppressor cells, or MDSCs, and increases the levels of CD8 effector T-cells. We believe these important results suggest that the combination of immuno-oncology SNAs and checkpoint inhibitors could potentially treat a larger proportion of cancer patients than checkpoint inhibitors alone.
Phase 1b/2 clinical development of AST-008
During the fourth quarter of 2018 the FDA opened the IND for AST-008 and informed the Company that our proposed Phase1b/2 trial may proceed. Early in 2019, we opened four clinical sites and began dosing and recruiting patients in that trial. This is a Phase 1b/2, open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. Conditions under study are planned to include advanced or metastatic: Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1.
Phase 1 clinical development of AST-008
The Phase 1 clinical trial was a first-in-human clinical trial of AST-008 evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of AST-008 in healthy volunteers. The trial was a randomized, single ascending dose, or SAD, trial. Sixteen healthy subjects were recruited and organized into four SAD cohorts. We began subject dosing in the fourth quarter of 2017 and announced our initial analyses of the results of the trial on September 20, 2018.
Based on our initial analyses of the Phase 1 clinical trial results, AST-008 was shown to be safe and tolerable in all subjects, with no serious adverse events and no dose limiting toxicity. AST-008 was well tolerated and all AST-008-related adverse events were of short duration, reversible and consistent with TLR9 activation. Such adverse events included flu-like symptoms, injections site reactions, and non-clinically significant lymphopenia and neutropenia.
In addition to the principal safety and tolerability endpoint, the trial screened for levels of select cytokines and markers of immune cell activation. AST-008 was shown to elicit high levels of certain cytokines as well as activate important effector cells of the immune system including T cells and natural killer cells.
For the four subjects receiving the trial’s top dose of about 20 µg/kg of AST-008, initial analyses suggest that the average fold-increase above baseline for these cytokines is approximately as follows: IFN-gamma: 3 fold; IL-6: 57 fold; IL-12: 2 fold; IP-10: 32 fold; and MCP-1: 4 fold.
We believe that such cytokine induction has clinical importance because these cytokines play an important role in immune system activity. IL-12, is an important T cell-stimulating factor, involved in the differentiation of naive T cells into Th1 cells. IP-10, also known as CXCL10, acts as a chemo-attractant for macrophages, T cells, NK cells, and dendritic cells and in antitumor activity. IL-6 is a key player in the activation, proliferation and survival of lymphocytes during active immune responses and supports shifting the immune system from a suppressive to a responsive state that can effectively act against tumors. MCP-1, or CCL2, is a small cytokine which helps recruiting monocytes, memory T cells, and dendritic cells.
In addition to the cytokine response, AST-008 was shown to activate important effector cells of the immune system, including natural killer cells or NK cells which are cytotoxic lymphocytes critical to the innate immune system, and T cells which are key effector cells of the adaptive immune system. At the trial’s top dose of about 20 µg/kg, AST-008 elicited 9.5 fold and 3.5 fold increases in the fraction of activated T cells and natural killer cells, respectively, compared to baseline. NK cells continually scan the body for abnormal cells to attack. T cells form the basis of a targeted and durable immune response and immunological memory. We believe that activation by AST-008 of the key effectors cells of both the innate and adaptive immune system makes AST-008 suitable for combination with checkpoint inhibitors.
Historical TLR9 Agonist Healthy Volunteer Data
In 2015, Mologen AG published results (European Journal of Cancer, 2015, volume 51, supplement 1, page S12) from a healthy volunteer trial. In a single cohort, 13 subjects each received one 60 mg dose (equivalent to 923 µg/kg for a 65 kg subject) of lefitolimod subcutaneously. On average, across the cohort, there was a 7 fold-increase in IP-10 expression above baseline. No cell activation data were reported. Lefitolimod is currently in a Phase 3 clinical trial.

In 2004, Coley Pharmaceutical Group (now Pfizer, Inc.) published results (Journal of Immunotherapy, 2004, Volume 27, pages 460-471) from a single ascending dose healthy volunteer trial. In that trial, their TLR9 agonist, PF-03512676, was administered subcutaneously to six subjects per dose level. For the 20 µg/kg dose level, the average fold-increase above baseline for these cytokines is as follows: IFN-gamma: no change from baseline; IL-6: 8 fold; IL-12: no change from baseline; IP-10: 9 fold; and MCP-1: 3 fold.
Preclinical data for AST-008
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
SNAs for inflammatory diseases
Overview of gene regulation utilizing oligonucleotides
Gene regulation is the process of modulating target protein levels within cells. This could be a powerful approach for developing targeted therapies for diseases with known genetic origins. This approach may be for therapeutic targets that are identified as “undruggable” with small molecules or antibodies.
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

XCUR17—a topically applied anti-IL-17RA SNA
Overview
XCUR17 targets the mRNA that encodes IL-17RA, a protein that is considered essential in the initiation and maintenance of psoriasis. Although the availability of inhibitors of TNF revolutionized the systemic treatment of severe psoriasis, studies of disease pathogenesis have shifted attention to the IL-17 pathway, in which IL-17RA is a key driver of psoriasis. IL-17 binding to IL-17RA on keratinocytes stimulates and perpetuates the inflammation cascade of psoriasis. IL-17RA-mediated inflammation can be inhibited by disrupting the protein’s function. Brodalumab, an anti-IL-17RA monoclonal antibody, was approved by the FDA as an effective treatment for chronic moderate to severe plaque psoriasis. Our strategy is to reduce the levels of IL-17RA in the skin by topically applying XCUR17. In preclinical studies, XCUR17 showed inhibition of IL-17RA expression in the keratinocytes of the skin.
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
We are developing XCUR17, an SNA containing IL-17RA antisense oligonucleotides, for the treatment of mild to moderate psoriasis, which is often defined as psoriasis that affects less than 10% body surface area and is generally not treated with systemic antibody therapy. XCUR17 is intended to be applied locally as a topically applied gel to psoriatic lesions. We expect XCUR17 to enter into cells of the epidermis, especially keratinocytes, and modulate the production of IL-17RA.

Phase 1 clinical development for XCUR17
We filed a CTA for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017. Our CTA was approved in February 2018 and we began dosing patients in our Phase 1 clinical trial in April 2018. The Phase 1 clinical trial, which had final patient visits in the fourth quarter of 2018, was a randomized, double-blinded, placebo-controlled trial in twenty-one patients with mild to moderate chronic plaque psoriasis designed to assess the safety of XCUR17 formulated as a topical gel, and to evaluate early signs of efficacy. All patients received three strengths of XCUR17 gel, a vehicle gel, and a positive comparator (Daivonex® cream), which were all applied on different areas of psoriatic skin within each individual patient.
The clinical trial design allows for intra-patient comparisons of XCUR17 to a placebo and a currently approved therapeutic. A mask containing 5 holes is placed on the patient’s skin, enabling the application of three different strengths of a gel containing XCUR17 as well as a placebo and a currently approved therapeutic within one psoriatic lesion. The drug is applied daily for 26 days in up to 25 patients. Over the course of the clinical trial, the safety and tolerability of XCUR17 is monitored. In addition, the severity of psoriasis in the treated areas is assessed. At the end of the clinical trial, biopsy samples from XCUR17- and vehicle-treated areas will be taken and interrogated for IL-17RA and downstream mRNA modulation to demonstrate that XCUR17 engages the target of interest and has an effect on inflammation in the skin. We believe our clinical trial design is consistent with the clinical trial design for other topically applied therapeutic candidates that have been accepted by the FDA and EMA.
In the fourth quarter of 2018 we reported results from the Phase 1 trial of XCUR17. In the case of XCUR17, of the twenty-one treated patients, eleven treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, the highest strength XCUR17 gel showed a statistically significant improvement in psoriasis symptoms versus the vehicle gel. By comparison, seventeen of the twenty-one patients treated with the positive comparator showed a clinical response, while four patients treated with the placebo vehicle had a clinical response.
Preclinical development of XCUR17
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

Topical application of XCUR17 in a prototype gel to healthy human skin ex vivo results in a dose-dependent decrease in IL-17RA mRNA expression. * p < 0.05; *** p< 0.001 vs the controls
AST-005—topically applied SNAs for psoriasis
Overview
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
Preclinical research programs
In addition to our named pipeline programs, a variety of early stage research efforts are ongoing in areas we believe will best leverage the properties of the SNA. Potential applications of the SNA include those in neurology, ophthalmology, pulmonology, and the gastroenterology.

Neurology
Despite delivery challenges, nucleic-acid based therapy has been successfully developed to treat a central nervous system, or CNS, disorder. Nusinersen, by Ionis Pharmaceuticals and Biogen Inc., was approved in late 2016 for the treatment of spinal muscular atrophy, or SMA by the FDA. SMA is a genetic disorder characterized by progressive muscle wasting and loss of muscle function due to motor neuron dysfunction. SMA is characterized by reduced amount of survival of motor neuron 1, or SMN1, protein. The severity of the disease depends on the amount of a related protein, SMN2, where lesser quantities of SMN2 are correlated to more severe disease. SMN2 is similar to SMN1, but leads to production of truncated protein, which is normally rapidly degraded.
Nusinersen is an antisense oligonucleotide designed to modulate splicing of SMN2 pre-mRNA in the nucleus to generate an alternative version of SMN2 mRNA that leads to production of a functional SMN protein. Nusinersen is designed to enhance the production of the full-length, more stable variant of SMN2, increasing the level of SMN2 protein, and thus improving motor function. In clinical trials, SMA patients treated with nusinersen achieved and sustained meaningful improvement in motor function and survival compared to untreated patients.
To evaluate the potential superiority of the SNA over linear oligonucleotides in directing the production of a more stable variant of the SMN2 protein, we compared the effects of nusinersen in linear format with nusinersen in SNA format in cells derived from SMA patients. The data showed that treatment with SNA format of nusinersen results in greater levels of the more stable variant of SMN2 mRNA compared with linear format. SNA format of nusinersen resulted in up to 45-fold increase in the more stable SMN2 mRNA variant versus controls, while a much smaller 2.5-fold increase was observed using nusinersen in the linear format.
We collaborated with The Ohio State University Wexner Medical Center to further study the pharmacology of our nusinersen SNA in mouse models. We tested nusinersen SNA in Δ7 SMA mouse model in which the untreated SMA-bearing mice have mean survival of approximately 15 days. New born Δ7 SMA mice were treated with a single dose of nusinersen SNA or nusinersen at 10, 20 or 30 μg by via intracerebroventricular injection on day 0. Following administration of compounds, mouse survival and body weights were recorded.
Nusinersen in SNA format prolonged survival compared to linear nusinersen in Δ7 SMA mice. The 20 μg treatment group is shown below.

Nusinersen SNA
Nusinersen Linear
Control
Survival probability (%)
100
80
60
40
20
0
0
20
40
60
80
100
120
Days

In June 2018, the Company and researchers from The Ohio State University Wexner Medical Center presented a poster at the Cure SMA Annual Conference titled: “Nusinersen in spherical nucleic acid (SNA) format improves efficacy both in vitro in SMA patient fibroblasts and in Δ7 SMA mice and reduces toxicity in mice.” It was observed in a preclinical study that nusinersen in SNA format prolonged survival by four-fold (maximal survival of 115 days compared to 28 days for nusinersen-treated mice) as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen. Based on the results of this preclinical study, we intend to further pursue our early stage research activities in neurological applications.
Subsequently, in the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours.
We are now formulating our strategy for developing a pipeline of SNA therapeutics targeting neurological diseases. Preclinical research is underway in a number of indications including, spinal muscular atrophy, Huntington’s Disease, spinocerebellar ataxia type 3 (SCA3), SCA2, SCA1, Friedreich’s Ataxia, and Batten disease. We believe this preclinical research may lead to a therapeutic candidate for one of the above neurological indications.
Gastroenterology
A variety of gastrointestinal disorders, including ulcerative colitis and Crohn’s disease, collectively referred to as irritable bowel disease, or IBD, are inadequately treated with existing therapies such as immunosuppressive steroids and anti-TNF antibodies.
We believe that orally applied SNAs may provide the opportunity to treat diseases such as IBD by taking advantage of the local tissue penetration of the SNA technology. Accordingly, the effect of oral SNA treatment was assessed in an induced IBD mouse model. After the induction of colitis, the mice were treated with anti-TNF SNAs on day 1, 2, 3 and 4, for a total four doses, at 200 or 1000 µg/dose/mouse by oral gavage. Control mice were treated with vehicle only. The mice were monitored for mortality and scored clinically for seven days. On day 7, the surviving animals were sacrificed. Gross pathology assessment was performed on the proximal colon.
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
The results showed statistically significant improvement in clinical score and gross pathology for animals treated with 1000 µg/dose of anti-TNF SNAs compared to those treated with vehicle only. Overall, the results suggest that oral administration of SNA had a positive effect on disease symptoms as reflected by lower clinical and pathology scores.
Ophthalmology
Ophthalmic therapies, such as antibodies, peptides or aptamers, are typically injected into the eye to reach their target tissues and achieve therapeutic effects. We believe that the penetration properties of the SNA may result in the delivery of therapeutically relevant concentrations of oligonucleotides to certain tissues in the eye. We have observed in preclinical studies the delivery of SNAs into the eye either through eyedrops or intravitreal injections.
In one study, to assess penetration into the eye, Dutch belted rabbits were given either eyedrops containing no SNAs, referred to as vehicle, or an SNA in a formulation targeting an ocular gene of interest. The eyedrops were administered to the animals 18 times over the course of five days. On the fifth day, the rabbit eyes were analyzed for SNA content. The results indicate that SNAs were detected in tissues at the surface of the eye, where the application occurred, but also in the retina and vitreous humor, indicating that the SNA had penetrated into the eye.
We believe these results are a promising step in demonstrating that SNAs may be used to treat ophthalmic diseases.
Pulmonology
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
Dermelix License Agreement
On February 17, 2019 Exicure entered into a License and Development Agreement, or the Dermelix License Agreement, with DERMELIX, LLC, d/b/a Dermelix Biotherapeutics. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome and, at Dermelix’s option, up to five additional rare skin indications.
Dermelix will initially develop a targeted therapy for the treatment of Netherton Syndrome (NS). NS is a rare and severe autosomal recessive disorder caused by loss-of-function mutations in the SPINK5 gene, which encodes the serine protease inhibitor LEKT1 involved in skin barrier function. NS affects approximately 1 in 200,000 children born each year, and is characterized by severely inflamed, red, scaled, itchy skin, and patients are at increased risk of mortality in the first year of life due to recurrent infections and dehydration as a result of the impaired skin barrier. Currently, there are no approved treatments for NS patients and off-label use of standard of care treatments are of limited utility.
Under the terms of the Dermerlix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will undertake subsequent development, commercial activities and financial responsibility. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.

Purdue Collaboration
Pursuant to the Purdue Collaboration we entered into with Purdue on December 2, 2016, Purdue has the option to obtain from us the full worldwide development and commercial rights to AST-005, an option to obtain three additional collaboration targets and a further option to obtain from us the full worldwide development and commercial rights to any therapeutic candidates developed targeting the three additional collaboration targets. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million.In addition, we are eligible to potentially receive additional payments for certain research, regulatory and commercial sales milestones if a program under the collaboration was pursued and the milestones were successfully completed. In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time and there are currently no active therapeutic candidates in development under the Purdue Collaboration. There can be no assurance that any research, regulatory and commercial sales milestones or royalties will be achieved as they are subject to highly significant risks and uncertainties, many of which are outside of our control.
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
Patent Rights
Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of December 31, 2018, our patent portfolio consists of over 60 issued patents and allowed patent applications and over 135 pending patent applications. Our general practice is to seek patent protection in major markets worldwide, including the U.S., Canada, China, Japan, Australia, certain members of the European Union, among others. Majority of the issued patents and allowed patent applications are licensed from Northwestern University. Among the pending patent applications, we license over 45 from NU, we exclusively own 80, and we jointly own 8 with Northwestern University.
Our license from Northwestern University is for royalty bearing worldwide exclusive rights to the use of SNAs for therapeutic applications. Pursuant to the license, we are allowed to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights.
Our AST-008 patent portfolio includes one allowed and 39 pending U.S. nonprovisional and foreign patent applications. Foreign jurisdictions where we are seeking patent protection for our AST-008 patent portfolio include Canada, China, Japan, Australia, the European Union, India, South Korea and Mexico. Each of these applications is a composition of matter and method of use type application. The claims of these applications are directed to certain nanoscale constructs, liposomal particles, and multivalent nanostructures, and their methods of use for treating cancer and other disorders. Any patents that may issue from these applications would expire by 2034 or 2035. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our XCUR17 patent portfolio includes 8 pending U.S. nonprovisional and foreign patent applications. The pending applications are composition of matter and method of use type applications and include claims to one or more oligonucleotides that are 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from this application would expire by 2037. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our AST-005 patent portfolio includes one allowed U.S. patent application and corresponding pending applications in 7 foreign jurisdictions. The applications are composition of matter and method of use type applications and include claims to an oligonucleotide that is 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from these applications would expire by 2035. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Upon receiving FDA approval for AST-008, XCUR17 or AST-005, we intend to list applicable patents in the FDA’s Orange Book.
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
Northwestern University License Agreements
In September 2009, Northwestern University and AuraSense LLC, or ASLLC, one of our significant stockholders, entered into a license agreement under which Northwestern University granted ASLLC an exclusive, worldwide license under certain Northwestern University patents and patent applications to exploit products and processes in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as or accompanying therapeutics or theradiagonostics and in or for intracellular diagnostic applications and intracellular research. On December 12, 2011, ASLLC assigned to us all of its worldwide rights and interests under the Northwestern University-ASLLC license in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”). In accordance with the terms and conditions of this assignment, we assumed all liabilities and obligations of ASLLC to Northwestern University as set forth Northwestern University its license agreement in the assigned field and in August 2015 we entered into a restated license agreement with Northwestern University. In February 2016, we obtained exclusive license as to Northwestern University’s rights in certain SNA technology we jointly own with Northwestern University. Our license to Northwestern University’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with Northwestern University to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes. Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015. For purposes of the assigned field, therapeutic uses means the use of products and processes that are covered by the patents and patent applications licensed from Northwestern University for the purpose of providing a therapy or course of medical treatment to address a medical condition or disease. The Northwestern University license agreements provide to us the exclusive, worldwide right to make, have made, use, modify, sell, offer for sale and import any product or process that is covered by any claim in the licensed Northwestern University patents and patent applications. We have the right to sublicense these rights to third parties. The Northwestern University license agreements require us to use commercially reasonable efforts, consistent with demand in the marketplace, regulatory procedures and industry conditions and development timelines, to research, develop, market and manufacture the licensed products.
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
Manufacturing and Supply
We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our therapeutic candidates. We currently contract with two therapeutic substance and two drug product manufacturers for the supply of SNAs and we expect to continue to do so to meet the preclinical and any clinical requirements of our therapeutic candidates. We do not have a long-term agreement with these third parties.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Dynavax Technologies Corp., Idera Pharmaceuticals, Inc., Mologen AG, and Checkmate Pharmaceuticals, Inc. These and other competitors compete with us in recruiting scientific and managerial talent, and for the finite funding available from biotechnology and pharmaceutical companies.
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
Competition in immuno-oncology
There are a number of competitive products to SNAs for immuno-oncology on the market and in development. Ipilimumab and nivolumab from Bristol-Myers Squibb Company, atezolizumab from the Roche Group, as well as pembrolizumab from Merck & Co., Inc., are now marketed for the treatment of advanced melanoma or other cancers, and these and other therapeutic products are in development for other immuno-oncology applications. A number of our competitors are already conducting clinical trials testing combination of TLR9 agonists with checkpoint inhibitors in cancer patients. In addition, adoptive cell therapies such as CAR-T cells are showing great promise for the treatment of B-cell malignancies in clinical trials.
Competition in psoriasis
There are currently a number of therapeutics on the market for the treatment of psoriasis. Over the counter medications such as salicylic acid and zinc pyrithione are used for treating mild to moderate psoriatic lesions.

Prescription medications such as corticosteroids, calcipotriene, retinoids are available and can be applied topically. Oral therapeutics like cyclosporine and methotrexate are also used. Finally, injectable antibody-based therapies are used to decrease psoriasis-associated inflammation and thus reduce the symptoms of the disorder in the case of severe psoriasis.
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

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the therapeutic candidate has been associated with unexpected serious harm to patients.
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
Once the submission is accepted for filing, the FDA begins an in-depth substantive review. NDAs receive either standard or priority review. A therapeutic representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.
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

During the product approval process, the FDA also will determine whether a REMS plan is necessary to assure the safe use of the product. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS plan. The FDA will not approve an NDA without a REMS plan, if required. The FDA has authority to require a REMS plan under the Food and Drug Administration Amendments Act of 2007, or FDAAA, when necessary to ensure that the benefits of a therapeutic outweigh the risks. In determining whether a REMS plan is necessary, the FDA must consider the size of the population likely to use the therapeutic, the seriousness of the disease or condition to be treated, the expected benefit of the therapeutic, the duration of treatment, the seriousness of known or potential adverse events, and whether the therapeutic is a new molecular entity. A REMS plan may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the risks, limitations on who may prescribe or dispense the therapeutic, or other measures that the FDA deems necessary to assure the safe use of the therapeutic. In addition, the REMS plan must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval.
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
Patent term restoration and marketing exclusivity. Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-

Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the therapeutic candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved therapeutic candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.
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
Orphan drug designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a therapeutic candidate for this type of disease or condition will be recovered from sales in the U.S. for that therapeutic candidate. Orphan drug designation must be requested before submitting a marketing application for the therapeutic for that particular disease or condition. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The FDA may revoke orphan drug designation, and if it does, it will publicize the drug is no longer designated as an orphan drug.
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

Therapeutic manufacturers, their subcontractors, and other entities involved in the manufacture and distribution of approved therapeutic candidates are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with ongoing regulatory requirements, including cGMPs, which impose extensive procedural, substantive and record-keeping requirements upon us and any third-party manufacturers that we may decide to use if our therapeutic candidates are approved. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMPs and impose reporting and documentation requirements upon us and the third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizures of products, injunctive actions or other civil penalties. We cannot be certain we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials or require us to recall a product from distribution.
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
Regulation outside of the U.S.
In addition to regulations in the U.S., we will be subject to regulations of other countries governing any clinical trials and commercial sales and distribution of our therapeutic candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
The currently applicable Clinical Trials Directive 2001/20/EC and Commission Directive 2005/28/EC on GCP setting out the system for the approval of clinical trials in the European Union, or EU, have been implemented through national legislation in the EU Member States. Under this system, an applicant must obtain approval from the national competent authorities in all EU Member States in which the clinical trials are to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site once approved by the competent ethics committee.
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
In the EU, a company may submit a marketing authorization application either: (i) at the national level with the national competent authorities in one EU Member State, or the national procedure; (ii) via mutual recognition of a national authorization in other EU Member States, or the mutual recognition procedure; (iii) at the national level in several EU Member States, or the decentralized procedure; or (iv) at centralized level with the European Medicines Agency, or EMA, referred to as the centralized procedure. The national procedure allows sponsor to choose the EU Member State in which he wishes to first submit an application. The mutual recognition procedure allows a marketing authorization granted in one EU Member State via the national procedure to be recognized in other EU

Member States. The decentralized procedure allows a medicine that has not yet been authorized in the EU to be authorized in several EU Member States. The centralized procedure, whereby a medicine receives marketing authorization in all EU Member States, is compulsory for certain medicines and is optional for other types of medicines if the applicant can show eligibility.
As in the U.S., we may apply for designation of a therapeutic candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Orphan drugs in the EU enjoy economic and marketing benefits, including up to ten (10) years of market exclusivity for the approved indication unless certain exceptions apply.
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

•
Establishment of the Independent Payment Advisory Board, which, since 2014, has had authority to recommend certain changes to the Medicare program to reduce expenditures by the program when spending exceeds a certain growth rate and such changes could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation achieving the same or greater Medicare cost savings. However, as of early 2017, the President has yet to nominate anyone to serve on the board.

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
In order for a pharmaceutical product to (i) receive federal reimbursement under Medicaid and Medicare Part B (the part of the federal Medicare program covering outpatient items and services for the aged and disabled) or (ii) be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program, which is a federal program that requires manufacturers to provide discounts to certain statutorily defined safety-net providers. The required 340B discount on a given product is calculated based on certain Medicaid Drug Rebate Program metrics the manufacturer is required to report to CMS. The failure to report or the misreporting of such pricing metrics could result in significant civil monetary penalties and fines, including up to $178,156 (adjusted for inflation) for each item of false or omitted information and $17,816 (adjusted for inflation) per day per labeler code for each day the submission of such pricing information is late beyond the due date.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
Finally, in some foreign countries, the proposed pricing for a therapeutic candidate must be approved before it may be lawfully marketed. The requirements governing therapeutic pricing vary widely from country to country. For example, in the EU, pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU Member States’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A country may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our therapeutic candidates. Even if approved for reimbursement, historically, therapeutic candidates launched in some foreign countries such as some countries in the EU do not follow price structures of the U.S. and prices generally tend to be significantly lower.
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
The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of the federal Anti-Kickback Statute can result in significant civil monetary and criminal penalties, including $21,916 (adjusted annually for inflation) per kickback plus three times the amount of remuneration and a five year prison term per violation. Further, violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability (discussed below). The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on allegedly inappropriate consulting, discounting and other financial arrangements with physicians and others in a position to refer patients to receive items or services reimbursable by a federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only government programs.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties, including $10,957-$21,916 (adjusted annually for inflation) for each false claim and treble the amount of the government’s damages. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in its investigations and prosecutions of pharmaceutical and biotechnology companies throughout the U.S. Such investigations and prosecutions frequently involve, for example, the alleged promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with the False Claims Act and other applicable fraud and abuse laws.

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
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Penalties include up to $55,010 per violation (with a maximum fine of $1,650,300 per violation category per year) (adjusted for inflation) and ten years in prison.
We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals, as well as physician ownership and investment interests in the manufacturer. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties of up to an aggregate of $163,117 per year (or up to an aggregate of $1,087,450 per year for “knowing failures”) (adjusted for inflation), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.
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
Advisors
We seek advice from our advisory board, which consists of a number of leading executive officers, scientists and physicians, on strategic direction, scientific and medical matters. Our advisory board may provide advice regarding

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.
The current members of our advisory board are as follows.

Name	Position and Institutional Affiliation
Freddy Boey, Ph.D.	Deputy President and Provost, Nanyang Technological University
Michael Hodges, MBBS	Chief Medical Officer, Amplyx Pharmaceuticals
Amy S. Paller, M.D.	Walter J. Hamlin Professor and Chair Department of Dermatology, Northwestern University Feinberg School of Medicine
Steven T. Rosen, M.D., F.A.C.P.	Provost/Chief Scientific Officer, City of Hope
Robert P. Schleimer, Ph.D.	Chief, Division of Medicine-Allergy-Immunology, Northwestern University
Oliver von Stein, Ph.D.	Founder & CEO, iModia Biotech GmbH
John J. Renger, Ph.D.	Head of Clinical R&D/Translational Medicine, Purdue Pharma, L.P.
Employees
As of December 31, 2018, we have 27 full time employees, of whom 20 are engaged in research and development activities and 7 are engaged in finance, legal, human resources, business development and general management. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Corporate Information
We were originally incorporated in the State of Delaware on February 6, 2017 under the name “Max-1 Acquisition Corporation.” Prior to the Merger, Max-1 was a “shell” company registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with no specific business plan or purpose until it began operating the business of Exicure OpCo through the Merger transaction on September 26, 2017. Exicure OpCo was originally formed as a limited liability company under the name AuraSense Therapeutics, LLC in the State of Delaware in June 2011 and was a clinical-stage biotechnology company developing gene regulatory and immuno-oncology therapeutics based on its proprietary SNA technology. AuraSense Therapeutics, LLC was subsequently converted into AuraSense Therapeutics, Inc., a Delaware corporation, on July 9, 2015, and changed its name on the same date to Exicure, Inc. Immediately after giving effect to the Merger and the initial closing of the 2017 Private Placement, the business of Exicure OpCo became our business.
Our corporate headquarters are located at 8045 Lamon Avenue, Suite 410, Skokie, IL 60077, and our telephone number is (847) 673-1700.

All trademarks, service marks and trade names appearing in this prospectus are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this prospectus is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.
Available Information
We maintain a website at www.exicuretx.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this prospectus or our other filings with the SEC, and should not be relied upon.

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
We are a biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of December 31, 2018, we have generated an accumulated deficit of $73.8 million. For the years ended December 31, 2018 and 2017, our net loss was $22.4 million and $11.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of December 31, 2018 and 2017, we had $26.3 million and $25.8 million in cash and cash equivalents, respectively. Based on the Company’s current operating plans, we believe that existing working capital at December 31, 2018 is sufficient to fund our current operating plans into January 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, or as a primary contractor or as a subcontractor on government grants, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.
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
We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with Dermelix, which began in February 2019 and is in its early stages, and Purdue, with which there no active therapeutic candidates in development and which has not indicated any further interest in development, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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
As of December 31, 2018 and 2017, we had $26.3 million and $25.8 million in cash and cash equivalents, respectively. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
During the quarter ended March 31, 2018, we identified a material weakness in internal control over financial reporting related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Those ineffectively designed controls arose in a prior period and resulted in an immaterial error. The immaterial error has been corrected in previously issued financial statements as disclosed in Note 1 to the accompanying consolidated financial statements for the period ended December 31, 2018.
As further described above and in Part II, Item 9A “Controls and Procedures,” of this Form 10-K, management has implemented applicable remedial controls, believes those remedial controls have operated for a sufficient period of time and has concluded that the material weakness discussed above is remediated at December 31, 2018. If the additional controls and procedures we have implemented are not effective, or if we identify new material weaknesses in the future in our internal controls over financial reporting, we may not detect errors in a timely manner and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. We may also fail to report our financial results on a timely and accurate basis, which could result in sanctions, lawsuits, or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the national stock exchange on which our securities are eventually listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
We have incurred significant losses since our inception and expect to incur continued losses in the future. We must obtain additional funds to finance our operations and to remain a going concern.
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our consolidated financial statements for the period ended December 31, 2018 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on the Company’s current operating plans, we believe that existing working capital at December 31, 2018 is sufficient to fund our current operating plans into January 2020. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2018, our patent portfolio consists of over 60 issued patents and allowed patent applications and over 135 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We have entered into a loan and security agreement with Hercules pursuant to which we may borrow in an aggregate principal amount of up to $10.0 million from Hercules at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest only payments on the amounts borrowed until June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred. Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents (other than the warrant) were due and payable on the maturity date on September 1, 2019. On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts are payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date on September 1, 2019. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. To the extent we desire to prepay the indebtedness prior to maturity, and after the date hereof, we would be obligated to pay a prepayment penalty to Hercules of 1% of the amounts being prepaid. Under the loan agreement, Hercules or its affiliates have a right to participate in a single subsequent unregistered financing by us in an amount of up $1.0 million on the same terms, conditions and pricing afforded to others participating in such financing. Hercules has not yet exercised this right to participate.
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
Each of David A. Giljohann, our Chief Executive Officer, David S. Snyder, our Chief Financial Officer, and Matthias G. Schroff, our Chief Operating Officer, is entitled to receive cash severance equal to twelve months, six months, and six months, respectively, of his base salary if his employment is terminated by us without cause (as such term is defined in his employment offer letter). In addition, our 2015 Plan, which was assumed by us in the Merger, generally provides for accelerated vesting of equity awards upon the involuntary termination of an employee within the twelve month period following a change in control (as defined under the plan) and accelerated vesting of equity awards upon a change of control (as defined under the plan) for each of our executive officers. This vesting acceleration is intended to provide each of our executive officers with the full benefit of their equity awards and reward them for a successful outcome for our stockholders. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
Based on the beneficial ownership of our common stock as of December 31, 2018, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 42.4 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases.
Market Information for Common Stock
Our common stock commenced trading on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “XCUR” effective at the market open on May 24, 2018. On March 5, 2019, the price of our common stock last reported on the OTC Markets was $2.80 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2018	High	Low

Second Quarter (beginning May 22, 2018)	$6.25	$3.02
Third Quarter	6.50	3.90
Fourth Quarter	4.78	2.78
Holders of Record
As of March 5, 2019, we have 44,358,000 shares of common stock outstanding held by 108 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On August 22, 2018, in connection with the closing of the August 2018 Private Placement, we issued a total of 4,889,217 shares of the Company’s common stock at a purchase price of $4.50 per share,  resulting in approximately $22.0 million in gross proceeds to the Company. The aggregate net proceeds from the August 2018 Private Placement (after deducting placement agent fees and expenses of the offering of approximate $1.9 million) were $20.1 million.
The offer and sale of the shares in the August 2018 Private Placement were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended or Rule 506 of Regulation D promulgated by the SEC. The closing of the 2018 August Private Placement was conducted on a “reasonable best efforts” basis.

The Company also entered into a registration rights agreement with the investors in the August 2018 Private Placement, which required us to file a “resale” registration statement with the SEC covering the Shares issued in the August 2018 Private Placement within 30 calendar days from the final closing of the August 2018 Private Placement Offering. The Company filed such registration statement was filed with the SEC on October 5, 2018.

Item 6. Selected Financial Data.
The following tables set forth selected financial data for us as of and for the years ended December 31, 2018, 2017, 2016 and 2015 and should be read together with the consolidated financial statements and the related notes and the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our financial statements and related notes. The selected financial data as of and for the years ended December 31, 2018, 2017, 2016 and 2015 are derived from our audited consolidated financial statements. Our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017 are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
(in thousands)
Balance Sheet Data
Cash and cash equivalents	$26,268	$25,764	$19,623	$18,731
Current assets	27,663	27,638	20,041	19,204
Total assets	28,756	28,987	20,576	19,621
Current portion of long-term debt	—	—	1,213	—
Current liabilities	2,043	3,356	12,158	1,343
Long-term debt, net	4,925	4,855	4,454	—
Preferred stock warrant liability	—	—	201	—
Common stock warrant liability	797	523	—	—
Total liabilities	7,804	9,012	18,128	1,391
Non-redeemable preferred stock
Series C	—	—	33,483	33,039
Series B-2	—	—	3,641	3,641
Series B-1	—	—	5,371	5,371
Series A	—	—	135	135
Common stock	4	4	—	—
Additional paid-in capital	75,942	53,586	(17,578)	(18,293)
Accumulated deficit	(54,994)	(33,615)	(22,604)	(5,663)
Total stockholders’ equity	20,952	19,975	2,448	18,230

	Year Ended December 31,
	2018	2017	2016	2015
(in thousands except share and per share data)
Statement of Operations Data
Revenue:
Collaboration revenue	$118	$9,719	$690	$—
Grant income	—	—	346	2,388
Total revenue	118	9,719	1,036	2,388
Operating expenses:
Research and development expense	14,119	13,080	13,659	10,124
General and administrative expense	7,818	7,046	3,539	5,408
Total operating expenses	21,937	20,126	17,198	15,532
Operating loss	(21,819)	(10,407)	(16,162)	(13,144)
Other income (expense), net:
Interest expense	(672)	(795)	(724)	—
Other income (loss), net	78	191	(55)	(7)
Total other income (loss), net	(594)	(604)	(779)	(7)
Net loss attributable to members of AuraSense Therapeutics, LLC	—	—	—	(7,488)
Net loss attributable to stockholders of Exicure, Inc.	(22,413)	(11,011)	(16,941)	(5,663)
Net loss attributable to members of AuraSense Therapeutics, LLC/stockholders of Exicure, Inc.	$(22,413)	$(11,011)	$(16,941)	$(13,151)

Basic and diluted loss per common share	$(0.54)	$(1.09)	$(149.37)	$(244.13)
Basic and diluted weighted-average common shares outstanding	41,189,177	10,119,569	113,418	53,870

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
Operating Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, inflammatory diseases and genetic disorders based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Since our SNAs have shown in a Phase 1 clinical trial and in preclinical studies that they can cross certain biological barriers when administered locally, we believe that they have the therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. We have demonstrated the ability to cross certain biological barriers in Phase 1 clinical trials of three therapeutic candidates, AST-008, XCUR17 and AST-005.
Immuno-oncology
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9 receptors. We believe AST-008 may be used for immuno-oncology applications as a monotherapy or in combination with checkpoint inhibitors. Checkpoint inhibitors are therapeutics that prevent tumors from evading destruction by the immune system. We have observed that administration of AST-008 as a monotherapy can have anti-tumor activity in mouse models of colon cancer, breast cancer, lymphoma and melanoma. We have also observed that, in preclinical studies in a variety of tumor models, AST-008, applied in combination with certain checkpoint inhibitors, exhibited anti-tumor responses and survival rates that were greater than those demonstrated by checkpoint inhibitors alone. We have also demonstrated that AST-008 was active when administered subcutaneously, intratumorally or intravenously, in both prevention and established mouse tumor models. The administration of AST-008 also produced localized as well as abscopal anti-tumor activity in mouse cancer models. Additionally, administration of AST-008 in combination with certain checkpoint inhibitors conferred adaptive immunity in breast and colon cancer mouse models.
During the fourth quarter of 2018 the FDA opened the IND for AST-008 and informed the Company that our proposed Phase1b/2 trial may proceed. Early in 2019, we opened four clinical sites and began dosing and recruiting patients in that trial. This is a Phase 1b/2, open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. Conditions under study are planned to include advanced or metastatic: Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1.
During the second quarter of 2017, we filed a CTA for a Phase 1 clinical trial of AST-008 in the United Kingdom. In the third quarter of 2017, we received an authorization from the MHRA, the competent health authority of the United Kingdom, to conduct a Phase 1 clinical trial with AST-008. We began subject dosing in our Phase 1 clinical trial for AST-008 in the fourth quarter of 2017. This trial was completed in the third quarter of 2018. Based on our initial analyses of the Phase 1 clinical trial results, AST-008 was shown to be safe and tolerable in all subjects, with no serious adverse events and no dose limiting toxicity. All AST-008-related adverse events were of short duration, reversible and consistent with TLR9 activation. In addition, AST-008 was shown to elicit high levels of certain cytokines as well as to activate important effector cells of the immune system, including T cells and natural killer cells which are the main drivers of an anti-tumor response.
Inflammatory diseases
XCUR17
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
We filed a CTA for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017. Our CTA was approved in February 2018 and we began dosing patients in our Phase 1 clinical trial in April 2018. The Phase 1 clinical trial, which had final patient visits in the fourth quarter of 2018, was a randomized, double-blinded, placebo-controlled trial in twenty-one patients with mild to moderate chronic plaque psoriasis designed to assess the safety of XCUR17 formulated as a topical gel, and to evaluate early signs of efficacy. All patients received three strengths of XCUR17 gel, a vehicle gel, and a positive comparator (Daivonex® cream), which were all applied on different areas of psoriatic skin within each individual patient.
In the fourth quarter of 2018 we reported results from the Phase 1 trial of XCUR17. In the case of XCUR17, of the twenty-one treated patients, eleven treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, the highest strength XCUR17 gel showed a statistically significant improvement in psoriasis symptoms versus the vehicle gel. By comparison, seventeen of the twenty-one patients treated with the positive comparator showed a clinical response, while four patients treated with the placebo vehicle had a clinical response.
There were no adverse safety events related to treatment with XCUR17 observed. In addition to the safety, tolerability and clinical assessments, the trial measured psoriatic infiltrate thickness over the 26-day treatment period. No relevant changes in mean psoriatic infiltrate thickness were observed for the three XCUR17 gels or the active ingredient-free vehicle gel. At this time, assessments of IL-17RA mRNA levels from skin biopsies collected from the treated areas in patients have not yet been correlated with the clinical or infiltrate thickness assessments.
Dermelix License Agreement
On February 17, 2019 Exicure entered into a License and Development Agreement, or the Dermelix License Agreement, with DERMELIX, LLC, d/b/a Dermelix Biotherapeutics. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome and, at Dermelix’s option, up to five additional rare skin indications.
Dermelix will initially develop a targeted therapy for the treatment of Netherton Syndrome (NS). NS is a rare and severe autosomal recessive disorder caused by loss-of-function mutations in the SPINK5 gene, which encodes the serine protease inhibitor LEKT1 involved in skin barrier function. NS affects approximately 1 in 200,000 children born each year, and is characterized by severely inflamed, red, scaled, itchy skin, and patients are at increased risk of mortality in the first year of life due to recurrent infections and dehydration as a result of the impaired skin barrier. Currently, there are no approved treatments for NS patients and off-label use of standard of care treatments are of limited utility.
Under the terms of the Dermerlix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will undertake subsequent development, commercial activities and financial responsibility. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.
Other Inflammatory Diseases
We believe that one of the key strengths of our proprietary SNAs is that they have the potential to enter a number of different cells and organs. As a consequence, we are also conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
We believe promising therapeutic targets for SNAs include antibody targets with confirmed therapeutic benefit. We envision inhibiting these targets with local application of SNAs in a variety of therapeutic areas. We believe that this approach combines the benefits of specifically inhibiting validated targets without the potential safety issues associated with systemic therapy.
Genetic disorders
We are investigating the utility of our SNA technology for the treatment of neurological conditions. In June 2018, the Company and researchers from The Ohio State University Wexner Medical Center presented a poster at the Cure SMA Annual Conference titled: “Nusinersen in spherical nucleic acid (SNA) format improves efficacy both in vitro in SMA patient fibroblasts and in Δ7 SMA mice and reduces toxicity in mice.” It was observed in a preclinical study that nusinersen in SNA format prolonged survival by four-fold (maximal survival of 115 days compared to 28 days for nusinersen-treated mice) as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen.
Subsequently, in the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours.
We are now formulating our strategy for developing a pipeline of SNA therapeutics targeting neurological diseases. Preclinical research is underway in a number of indications including, spinal muscular atrophy, Huntington’s Disease, spinocerebellar ataxia type 3 (SCA3), SCA2, SCA1, Friedreich’s Ataxia, and Batten disease. We believe this preclinical research may lead to a therapeutic candidate for one of the above neurological indications.
AST-005
AST-005 is an SNA targeting TNF for the treatment of mild to moderate psoriasis. AST-005 is intended to be administered locally in a gel to psoriatic lesions. In a completed Phase 1 clinical trial, AST-005, when topically administered to the skin of patients with mild to moderate psoriasis, resulted in no drug associated adverse events, and demonstrated a reduction of TNF mRNA. The TNF mRNA reduction elicited by the highest strength of AST-005 gel was statistically significant when compared to the effects of the vehicle.
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue Pharma L.P., referred to as the Purdue Collaboration. As part of our collaboration with Purdue, a Phase 1b clinical trial was conducted in Germany to evaluate the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than were previously studied, however, the study did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy in patients with psoriasis. In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Purdue has not indicated that it has any plans to pursue AST-005 at this time and there no active therapeutic candidates in development.
Other operating, financing, and cash flow considerations

Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $15.6 million in revenue since inception through December 31, 2018 has been earned through our research collaboration, license, and option agreement with Purdue or as a primary contractor or as a subcontractor on government grants. In addition to our revenue, from inception through December 31, 2018, we have funded our operations through private placements of preferred stock with gross proceeds totaling $42.8 million, sales of common stock in the 2017 Private Placement with gross proceeds totaling $31.5 million, sales of common stock in the August 2018 Private Placement with gross proceeds totaling $22.0 million and debt financing totaling $6.0 million. As of December 31, 2018, our cash and cash equivalents were $26.3 million.
Since our inception, we have incurred significant operating losses. Our net loss was $22.4 million and $11.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, our accumulated deficit was $73.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•advance AST-008 through clinical development for immuno-oncology applications;
•continue research and development in neurological applications;

•	advance SNA platform in dermatological indications;
•increase research and development for the discovery and development of additional therapeutic candidates;
•advance other therapeutic candidates through preclinical and clinical development;
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
•operate as a public company.
We have not generated any commercial product revenue nor do we expect to generate substantial revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. Successful therapeutic development and regulatory approval are subject to significant uncertainties and we expect such activities will take at least five years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Other sources of revenue could include a combination of research and development payments, license fees and other upfront payments, milestone payments, and royalties in connection with our current and any future collaborations and licenses. Until such time, if ever, that we generate revenue from whatever source, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our therapeutic candidates.
Basis of Presentation
The audited financial statements of Exicure, Inc. for the fiscal years ended December 31, 2018 and 2017, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Recent Developments
AST-008
During the fourth quarter of 2018 the FDA opened the IND for AST-008 and informed the Company that our proposed Phase1b/2 trial may proceed. Early in 2019, we opened four clinical sites and began dosing and recruiting patients in that trial. This is a Phase 1b/2, open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. Conditions under study are planned to include advanced or metastatic: Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1.
XCUR17
In the fourth quarter of 2018 we reported results from the Phase 1 trial of XCUR17. In the case of XCUR17, of the twenty-one treated patients, eleven treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, the highest strength XCUR17 gel showed a statistically significant improvement in psoriasis symptoms versus the vehicle gel. By comparison, seventeen of the twenty-one patients treated with the positive comparator showed a clinical response, while four patients treated with the placebo vehicle had a clinical response.
There were no adverse safety events related to treatment with XCUR17 observed. In addition to the safety, tolerability and clinical assessments, the trial measured psoriatic infiltrate thickness over the 26-day treatment period. No relevant changes in mean psoriatic infiltrate thickness were observed for the three XCUR17 gels or the active ingredient-free vehicle gel. At this time, assessments of IL-17RA mRNA levels from skin biopsies collected from the treated areas in patients have not yet been correlated with the clinical or infiltrate thickness assessments.
Dermelix License Agreement
On February 17, 2019 Exicure entered into a License and Development Agreement, or the Dermelix License Agreement, with DERMELIX, LLC, d/b/a Dermelix Biotherapeutics. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome and, at Dermelix’s option, up to five additional rare skin indications.
Under the terms of the Dermerlix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will undertake subsequent development, commercial activities and financial responsibility. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.
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
We filed and caused to become effective a registration statement with the SEC on October 5, 2018 registering the resale of 5,034,683 shares of common stock of Exicure, Inc., par value $0.0001 per share, consisting of (i)

4,889,217 shares that were privately issued in the August 2018 Private Placement and (ii) 145,466 shares that were privately issued to certain selling stockholders in connection with consulting services on February 1, 2018.
Trading of Common Stock
The common stock of Exicure, Inc. commenced trading on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “XCUR” effective at the market open on May 24, 2018.
Registration Statement - 2017 Private Placement
We filed and caused to become effective a registration statement with the SEC on February 6, 2018 registering the resale of 39,714,143 shares of our common stock issued in connection with the 2017 Private Placement.
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
Purdue Collaboration
In April 2018, Purdue has notified the Company it has declined to exercise its option to develop AST-005 at this time and there are currently no active therapeutic candidates in development under the Purdue Collaboration.
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
Revenue
Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). Under ASC 605, the Company’s revenue recognition accounting policy was consistent with ASC 606 revenue recognition accounting policies, except the Company used to recognize upfront license fees on a straight line basis.

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

5.
Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, or settle liabilities, and holding or selling the asset.

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
As of December 31, 2018, the Company’s only revenue recognized is related to the Purdue Collaboration (see Note 3).
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
Prior to the commencement of trading of the common stock of Exicure, Inc. on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “XCUR” effective at the market open on May 24, 2018, the Company’s common stock had not yet been publicly traded, therefore the Company estimated the fair value of its common stock underlying its common stock options. The grant date fair value of the Company’s common stock had been determined by the Board exercising their judgment in the consideration of a variety of factors. For financial reporting purposes, the Company had periodically estimated the per share fair value of Exicure’s common stock at various dates using valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (Practice Aid). At December 31, 2017, for financial reporting purposes and principally to aid Exicure in the revaluation of certain common stock option awards to non-employees and certain warrant liabilities, Exicure estimated the per share fair value of its common stock to be $3.00, which was the per share price paid by outside investors in the 2017 Private Placement on September 26, 2017, October 27, 2017, and November 2, 2017.
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
A 10% change in the estimate of expected volatility at December 31, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $0.1 million. A 10% change in the estimate of fair value of the common stock at December 31, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $0.1 million.
Recently adopted accounting pronouncements
Refer to Note 2 of the accompanying consolidated financial statements for a description of recently adopted accounting pronouncements.
Recent accounting pronouncements not yet adopted
Refer to Note 2 of the accompanying consolidated financial statements for a description of recent accounting pronouncements not yet adopted.
Components of Statements of Operations
Revenue
We have earned all of our revenue through December 31, 2018 through our research collaboration, license, and option agreement with Purdue or as a primary contractor or as a subcontractor on government grants. We do not intend for government grants to be a principal commercial or strategic focus, but will evaluate opportunities when consistent with our strategic priorities. We have not generated any commercial product revenue and do not expect to generate any product revenue for the foreseeable future.
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

Research and development expense
Research and development expense consists of costs associated with our research activities, including basic research on our SNA platform, discovery and development of novel SNAs as prospective therapeutic candidates, preclinical and clinical development activities for SNAs we have nominated for clinical development as well as maintaining and protecting our intellectual property. Our research and development expenses include:

•	employee-related expenses, including salaries, bonuses, benefits and equity-based compensation expense;

•	early research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants;

•	preclinical and clinical development expenses with third parties such as contract research organizations, contract manufacturing organizations, and consultants;

•	costs of maintaining and protecting our intellectual property portfolio, including legal advisory fees, license fees, sublicense fees, patent maintenance and other similar fees;

•	laboratory materials and supplies;

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
All of our research and development programs are at an early stage and successful development of future therapeutic candidates from these programs is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future therapeutic candidate and are difficult to predict. We anticipate we will make determinations as to which therapeutic candidates to pursue and how much funding to direct to each therapeutic candidate on an ongoing basis in response to the early scientific, preclinical and clinical success of each therapeutic candidate, our ability to maintain or enter into development partnerships with respect to a given therapeutic candidate, as well as ongoing assessments of the commercial potential of therapeutic candidates.
We will need to raise additional capital to fund our research and development activities. We have entered into, and may in the future seek, collaborations, licensing or other commercial relationships with other companies in order to advance our various therapeutic candidates. Such collaborations may provide near-term cash payments from the collaborators to us in exchange for license rights or for expense reimbursement, but may also materially reduce the long-term economic benefits that could otherwise be realized from a therapeutic candidate subject to a collaboration in the event that such therapeutic candidate becomes commercially viable. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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
We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a growing, publicly-traded company. These increases will likely include legal, accounting and filing fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.
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

Results of Operations
Comparison of the Year Ended December 31, 2018 and 2017
The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$118	$9,719	$(9,601)	(99)%
Total revenue	118	9,719	(9,601)	(99)%
Operating expenses:
Research and development expense	14,119	13,080	1,039	8%
General and administrative expense	7,818	7,046	772	11%
Total operating expenses	21,937	20,126	1,811	9%
Operating loss	(21,819)	(10,407)	(11,412)	110%
Other income (expense), net:
Interest expense	(672)	(795)	123	(15)%
Other income (loss), net	78	191	(113)	n/m
Total other income (loss), net	(594)	(604)	10	(2)%
Net loss	$(22,413)	$(11,011)	$(11,402)	104%
Revenue

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change
Collaboration revenue	$118	$9,719	$(9,601)	(99)%
Total revenue	$118	$9,719	$(9,601)	(99)%
Revenue in both the years ended December 31, 2018 and 2017 related to the Purdue Collaboration, and decreased from $9.7 million for the year ended December 31, 2017 to $0.1 million for the year ended December 31, 2018, or approximately 99%, mostly due to the absence of revenue recognized in the prior period related to the amortization of the upfront payment, and certain reimbursable research and development activities due to the completion of the AST-005 Phase 1b trial during 2018, under the Purdue Collaboration. In connection with the Purdue Collaboration, we received a non-refundable development fee of $10.0 million in December 2016. Prior to the adoption of ASC 606, the upfront payment of $10.0 million was accounted for pursuant to ASC 605 and was recorded as deferred revenue and recognized on a ratable basis over the estimated performance period of the relevant research and development activities. On January 1, 2018, in connection with the adoption of ASC 606, we recorded the unamortized deferred revenue of $1.0 million as an adjustment to the beginning balance of accumulated deficit at January 1, 2018.
The collaboration revenue of $0.1 million during the year ended December 31, 2018 related to research and development activities that is reimbursable by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations. We recognized $9.7 million of collaboration revenue in the year ended December 31, 2017, which consisted of twelve months of amortization of deferred revenue mentioned above and $1.4 million related to research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying consolidated statement of operations.

We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the Dermelix License Agreement or the Purdue Collaboration or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change
Clinical development programs expense	$5,607	$6,490	$(883)	(14)%
Platform and discovery-related expense	3,764	3,146	618	20%
Employee-related expense	3,751	2,583	1,168	45%
Facilities, depreciation, and other expenses	997	861	136	16%
Total research and development expense	$14,119	$13,080	$1,039	8%

Full time employees	20	16	4
Research and development expense was $14.1 million for the year ended December 31, 2018 and $13.1 million for the year ended December 31 2017, an increase of $1.0 million, or 8%. The increase in research and development expense of $1.0 million was primarily due to higher employee-related expenses of $1.2 million and higher platform and discovery-related expense of $0.6 million, partially offset by a net decrease in costs related to our clinical development programs of $0.9 million.
Higher employee-related expense of $1.2 million was due to higher compensation and related costs, non-cash stock-based compensation, and relocation costs all mostly in connection with the hire of our Chief Operating Officer as well as in connection with salary increases for existing employees. The increase in platform and discovery-related expense of $0.6 million is mostly due to higher costs to maintain our intellectual property portfolio.
The net decrease in clinical development programs expense of $0.9 million was mostly due to lower costs associated with AST-005 (for which the Phase 1b clinical trial, subject of the Purdue Collaboration, ended during the first quarter of 2018) and net lower costs associated with AST-008 (a decrease in costs related to the Phase 1 trial of AST-008 more than offset an increase in costs related to the preparation for the Phase 1b/2 trial of AST-008), partially offset by net higher costs associated with XCUR17 (an increase in costs to prepare for a Phase 2 clinical trial of XCUR17 was more than offset by a decrease in costs related to the Phase 1 clinical trial of XCUR17). Included in clinical development expense for the years ended December 31, 2018 and 2017 was approximately $0.1 million and $1.4 million, respectively, of expense that is reimbursed by Purdue (included in revenue) related to the Phase 1b trial of AST-005.
We expect our research and development expenses to increase in 2019 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based therapeutic candidates.
General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change
General and administrative expense	$7,818	$7,046	$772	11%
Full time employees	7	7	—

General and administrative expense was $7.8 million for the year ended December 31, 2018 and $7.0 million for the year ended December 31, 2017, an increase of $0.8 million, or 11%. This increase is due to higher costs associated with being a public company of $0.9 million, including higher expense for investor and public relations and director and officer insurance, as well as higher compensation and related expense of $0.5 million associated with salary increases and the addition of an executive during 2018, partially offset by lower legal and accounting costs of $0.7 million resulting in a change in mix of transaction support in 2018 as compared to 2017.
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
Inflation
We do not believe that inflation has had a material adverse impact on our revenues or operations in any of the past three years.
Liquidity and Capital Resources
Overview
To date we have primarily funded our operations through private placements of equity securities, the Purdue Collaboration, a debt financing, and grants from governmental agencies. Since inception and through December 31, 2018, we have received approximately $117.3 million in aggregate gross proceeds from these transactions, including: $42.8 million in aggregate gross proceeds from private placement offerings of preferred stock; $31.5 million in gross proceeds from sales of common stock in the 2017 Private Placement; $22.0 million in gross proceeds from the sales of common stock in the August 2018 Private Placement; an upfront payment of $10.0 million in connection with the Purdue Collaboration; $6.0 million in debt financing; and an aggregate of $5.0 million from grants awarded by governmental agencies.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of December 31, 2018, we have an accumulated deficit of $73.8 million. Based on the Company’s current operating plans, it believes that existing working capital at December 31, 2018 is sufficient to fund its current operating plans into January 2020. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(19,487)	$(19,789)
Net cash used in investing activities	(94)	(926)
Net cash provided by financing activities	20,085	26,856
Net increase in cash and cash equivalents	$504	$6,141

Operating activities
Net cash used in operating activities was $19.5 million and $19.8 million for the years ended December 31, 2018 and 2017, respectively. The decrease in cash used in operating activities of $0.3 million was primarily due to lower prepaid research and development contract costs in the 2018 period and the absence of the first quarter 2017 payment of $1.5 million in connection with the Northwestern University License Agreements, partially offset by higher cash used for working capital.
Investing activities
Net cash used in investing activities was $0.1 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. Cash used in investing activities for each of the years ended December 31, 2018 and 2017 was primarily due to the purchase of scientific equipment.
Financing activities
Net cash provided by financing activities of $20.1 million for the year ended December 31, 2018 is primarily due to the sale of common stock in the August 2018 Private Placement. On August 22, 2018, we sold 4,889,217 shares of the Company’s common stock at a purchase price of $4.50 per share, resulting in approximately $22.0 million in gross proceeds to the Company. The aggregate net proceeds from the August 2018 Private Placement (after deducting placement agent fees and expenses of the offering of $1.9 million) were $20.1 million.
Net cash provided by financing activities of $26.9 million for the year ended December 31, 2017 is primarily due to the sale of common stock in the 2017 Private Placement. On September 26, 2017, October 27, 2017, and November 2, 2017, we sold 10,504,196 shares of the Company’s common stock at a purchase price of $3.00 per share, resulting in approximately $31.5 million of gross proceeds to the Company. The aggregate net proceeds from the 2017 Private Placement (after deducting placement agent fees and expenses of the offering paid in 2017 of $3.7 million) were $27.8 million. This was partially offset by the repayment of debt of $1.0 million.
Hercules Loan and Security Agreement
On February 17, 2016, we entered into a loan and security agreement with Hercules. The loan agreement provided for funding in an aggregate principal amount of up to $10.0 million in two separate tranches. The first tranche was funded on February 17, 2016 in the amount of $6.0 million. A second tranche of $4.0 million was available provided that we met certain milestones on or before December 31, 2016. We did not meet these milestones and, therefore, we did not draw the second tranche, the availability of which expired on December 31, 2016. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest-only payments through June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date. On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts are payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date on September 1, 2019. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. In addition, if we prepaid the term loan on or prior to February 1, 2017, we would have been required to pay a prepayment charge equal to 3% of the amount being prepaid, if we prepaid the term loan after February 1, 2017 but on or prior to February 1, 2018, we would have been required to pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepay the term loan after February 1, 2018, we must pay a prepayment charge of 1% of the amount being prepaid. As of the date of this Annual Report on Form 10-K, we have not prepaid the Hercules term loan.
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
Refer to Note 15, Subsequent Events, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for more information.
Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical and research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on the Company’s current operating plans, we believe that existing working capital at December 31, 2018 is sufficient to fund our current operating plans into January 2020. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Annual Report on Form 10-K. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
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
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1)	$4,999	$—	$4,999	$—	$—
Operating lease obligations (2)	759	347	412	—	—
Interest payments on long-term debt	454	454	—	—	—
Total	$6,212	$801	$5,411	$—	$—
________________________

(1)	Includes principal only. Refer to Note 15, Subsequent Events, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for more information.

(2)	Future minimum lease payments under our non-cancelable operating lease for our current office and lab space in Skokie, Illinois that expires in February 2021.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2018 and 2017, we had cash and cash equivalents of $26.3 million and $25.8 million, respectively, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Exicure, Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of the Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and will be required to raise additional capital or alternative means of financial support to fund operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Chicago, Illinois
March 8, 2019

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$26,268	$25,764
Unbilled revenue receivable	3	13
Receivable from related party	10	17
Prepaid expenses and other assets	1,382	1,844
Total current assets	27,663	27,638
Property and equipment, net	1,061	1,317
Other noncurrent assets	32	32
Total assets	$28,756	$28,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500	$1,049
Accrued expenses and other current liabilities	1,543	1,273
Current portion of deferred revenue	—	1,034
Total current liabilities	2,043	3,356
Long-term debt, net	4,925	4,855
Common stock warrant liability	797	523
Other noncurrent liabilities	39	278
Total liabilities	$7,804	$9,012

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 44,358,000 issued and outstanding, December 31, 2018; 39,300,823 shares issued and outstanding, December 31, 2017	4	4
Additional paid-in capital	75,942	53,586
Accumulated deficit	(54,994)	(33,615)
Total stockholders' equity	20,952	19,975
Total liabilities and stockholders’ equity	$28,756	$28,987
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue:
Collaboration revenue	$118	$9,719
Total revenue	118	9,719
Operating expenses:
Research and development expense	14,119	13,080
General and administrative expense	7,818	7,046
Total operating expenses	21,937	20,126
Operating loss	(21,819)	(10,407)
Other income (expense), net:
Interest expense	(672)	(795)
Other income (loss), net	78	191
Total other income (loss), net	(594)	(604)
Net loss	$(22,413)	$(11,011)

Basic and diluted loss per common share	$(0.54)	$(1.09)
Basic and diluted weighted-average common shares outstanding	41,189,177	10,119,569
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Non-Redeemable Preferred Stock
	Series C		Series B-2		Series B-1		Series A		Common Stock
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	11,239,359	$33,483	1,403,984	$3,641	2,451,560	$5,371	11,381,640	$135	131,644	$—	$(17,578)	$(22,604)	$2,448
Exercise of options	—	—	—	—	—	—	—	—	58,440	—	43	—	43
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,462	—	1,462
Share conversion in connection with the Merger	(11,239,359)	(33,483)	(1,403,984)	(3,641)	(2,451,560)	(5,371)	(11,381,640)	(135)	28,556,543	3	42,596	—	(31)
Issuance of common stock, net	—	—	—	—	—	—	—	—	10,554,196	1	27,063	—	27,064
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,011)	(11,011)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	39,300,823	$4	$53,586	$(33,615)	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	—	—	—	—	—	—	—	—	1,034	1,034
Balance at January 1, 2018	—	$—	—	$—	—	$—	—	$—	39,300,823	$4	$53,586	$(32,581)	$21,009
Exercise of options	—	—	—	—	—	—	—	—	22,494	—	41	—	41
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,809	—	1,809
Issuance of common stock to consultants, net	—	—	—	—	—	—	—	—	145,466	—	436	—	436
Issuance of common stock in private placement, net	—	—	—	—	—	—	—	—	4,889,217	—	20,070	—	20,070
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,413)	(22,413)
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	44,358,000	$4	$75,942	$(54,994)	$20,952

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,413)	$(11,011)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	358	232
Equity-based compensation	1,809	1,462
Amortization of long-term debt issuance costs and fees	96	189
Other	400	—
Change in fair value of warrant liabilities	274	(214)
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	10	(13)
Receivable from related party	7	(2)
Prepaid expenses and other current assets	498	(1,442)
Accounts payable	(557)	195
Accrued expenses and other current liabilities	270	(906)
Deferred revenue	—	(8,276)
Other noncurrent liabilities	(239)	(3)
Net cash used in operating activities	(19,487)	(19,789)
Cash flows from investing activities:
Capital expenditures	(94)	(926)
Net cash used in investing activities	(94)	(926)
Cash flows from financing activities:
Proceeds from common stock offering	22,001	31,513
Proceeds from exercise of common stock options	41	43
Repayment of long-term debt	—	(1,001)
Payment of long-term debt fees and issuance costs	(26)	—
Payment of common stock financing costs	(1,931)	(3,699)
Net cash provided by financing activities	20,085	26,856
Net increase in cash and cash equivalents	504	6,141
Cash and cash equivalents - beginning of period	25,764	19,623
Cash and cash equivalents - end of period	$26,268	$25,764

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$436	$—
Issuance of common stock warrants	—	536
Common stock issuance costs (accounts payable and accrued expenses)	—	214
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	8	120
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure is a clinical-stage biotechnology company developing therapeutics for immuno-oncology, inflammatory diseases and genetic disorders based on the Company’s proprietary Spherical Nucleic Acid (“SNA”) technology. We believe the design of the Company’s SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company intends to build a leading nucleic acid therapeutics company focused on the discovery and development of therapeutics based on the Company’s proprietary SNA technology, either on its own or in collaboration with pharmaceutical partners.
Throughout these consolidated financial statements, the terms “the Company” and “Exicure” refer to Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets, and conducts all business activities and operations, of the Company.
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
(in thousands, except share and per share data)

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
Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2018 and 2017, and for the years then ended, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Going Concern
As of December 31, 2018, the Company has generated an accumulated deficit of $73,831 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at December 31, 2018 is sufficient to fund its

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

current operating plans into January 2020. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Revision of Prior Period Financial Statements
In connection with preparing our condensed consolidated interim financial information for the three months ended March 31, 2018, we identified errors that affected prior interim and annual periods related to the timing of recognition of research and development expense related to a contract for the clinical trial of one of our therapeutic candidates. We evaluated whether our previously issued consolidated financial statements were materially misstated and concluded that the errors individually and in the aggregate were not material to any of our previously issued financial statements. We revised the financial statements to correct the immaterial errors, and the accompanying comparative financial statements reflect these corrections. The correction of the errors increased prepaid expense and other current assets by $933, decreased accrued expenses by $95, and decreased accumulated deficit by $1,028 at December 31, 2017; and decreased research and development expense, operating loss, and net loss by $1,028 and loss per share by $0.10 for the year ended December 31, 2017.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2018 and 2017, the Company had cash and cash equivalents of $26,268 and $25,764, respectively. The cash balances at each respective period were maintained at two institutions. These deposits exceed federally insured limits.
During the years ended December 31, 2018 and 2017, one counterparty accounted for all of the Company’s revenue.
The Company is currently not profitable and no assurance can be provided that it will ever be profitable. The Company’s research and development activities have required significant investment since inception and operations are expected to continue to require cash investment in excess of its revenues. See also Note 1, Description of Business and Basis of Presentation—Going Concern, for more information.
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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recorded from inception in December 2011 through December 31, 2018.
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
Revenue recognition
Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). Under ASC 605, the Company’s revenue recognition accounting policy was consistent with ASC 606 revenue recognition accounting policies, except the Company used to recognize upfront license fees on a straight line basis.
Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

5.
Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, or settle liabilities, and holding or selling the asset.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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
For the years ended December 31, 2018 and 2017, the Company’s only revenue recognized is related to the Purdue Collaboration (see Note 3).
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

due and straight-line rent expense, which is recorded by the Company over the term of the lease. Tenant improvement allowances and other incentives are recorded as deferred rent and amortized as a reduction of periodic rent expense, over the term of the applicable lease.
Research and development expense
Research and development expense includes wages, benefits, research materials, external services, legal fees related to patent protection, overhead and other expenses directly related to research and development operations. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. Research and development costs that are paid in advance of performance are deferred as a prepaid expense and recognized as expense as the services are provided.
Income taxes
From inception through July 9, 2015, the Company was a Delaware LLC for federal and state tax purposes and, therefore, all items of income or loss through July 9, 2015 flowed through to the members of AuraSense Therapeutics, LLC. Effective July 9, 2015, the Company converted from an LLC to a C corporation for federal and state income tax purposes. Accordingly, prior to the conversion to a C corporation, the Company did not record deferred tax assets or liabilities or have any net operating loss carryforwards. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2018 and 2017, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
Recently Adopted Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (ASC 606), Revenue from Contracts with Customers. This ASU, as amended by ASU 2015-14, affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for Exicure in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. The Company adopted ASC 606 on a modified retrospective basis. See above “Revenue Recognition” for a discussion of the Company’s updated policies related to revenue recognition effective January 1, 2018.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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
As a result of the adoption of ASC 606: (i) there were no impacts to the totals of our cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2018; (ii) there were no impacts to the balances of the accompanying consolidated balance sheet as of December 31, 2018, and (iii) total revenue, operating loss, and net loss were lower by $1,034 each in the accompanying consolidated statement of operations for the year ended December 31, 2018.
Cash Flows
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
Stock-Based Compensation
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
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company is in the process of gathering a complete inventory of its lease contracts and evaluating the impact of the new guidance on its consolidated financial statements and related disclosures; however, management expects that the adoption of ASU 2016-02 will result in

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

the recognition of a right-of-use asset and related liability associated with the Company’s non-cancelable operating lease arrangement for office and laboratory space that was executed in 2012 (see Note 12, Commitments and Contingencies).
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
In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time and there are currently no active therapeutic candidates in development under the Purdue Collaboration. There can be no assurance that any research, regulatory and commercial sales milestones or royalties will be achieved as they are subject to highly significant risks and uncertainties, many of which are outside of our control.
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
During the year ended December 31, 2018, the Company recognized collaboration revenue of $118 which consisted entirely of research and development activities that will be reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations. During the year ended December 31, 2017, the Company recognized collaboration revenue of $9,719 which included $1,443 of research and development activities that was reimbursed by Purdue and is presented on a gross basis in the accompanying statement of operations.
4. Supplemental Balance Sheet Information
Property and equipment, net

	December 31,
	2018	2017
Scientific equipment	$1,979	$1,797
Leasehold improvements	192	192
Furniture and fixtures	41	31
Computers and software	26	26
Construction in process	12	120
Property and equipment, gross	2,250	2,166
Less: accumulated depreciation	(1,189)	(849)
Property and equipment, net	$1,061	$1,317
Depreciation and amortization expense was $358 and $232, for the years ended December 31, 2018 and 2017, respectively.
Accrued expenses and other current liabilities

	December 31,
	2018	2017
Accrued legal expenses	$189	$251
Accrued payroll-related expenses	899	718
Accrued clinical, contract research and manufacturing costs	102	205
Other accrued expenses	353	99
Accrued expenses and other current liabilities	$1,543	$1,273
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On January 15, 2018, the Company and Hercules amended its loan agreement so that amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date on September 1, 2019.
On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts are payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date on September 1, 2019.
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
At December 31, 2018 and 2017, the aggregate carrying value of the current and noncurrent portion of long-term debt is $4,925 and $4,855, respectively.
At December 31, 2018, the principal maturities of the long-term debt were as follows:

December 31, 2018
2019	$—
2020	4,999
Principal balance outstanding	4,999
less: unamortized discount	(69)
less: unamortized debt issuance costs	(5)
Long-term debt	4,925
Current portion	—
Noncurrent portion	$4,925
The Company paid interest on debt of $572 and $611 during the years ended December 31, 2018 and 2017, respectively.
Refer to Note 15, Subsequent Events, for more information on our loan agreement with Hercules.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6. Stockholders’ Equity
Preferred Stock
As of December 31, 2018 and 2017, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of December 31, 2018 and 2017, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of December 31, 2018, the Company had 44,358,000 shares issued and outstanding. As of December 31, 2017, the Company had 39,300,823 shares issued and outstanding.
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
August 2018 Private Placement
On August 22, 2018, the Company entered into subscription agreements with several accredited investors, pursuant to which it agreed to issue and sell a total of 4,889,217 shares of the Company’s common stock, at a purchase price of $4.50 per share, resulting in approximately $22,001 in gross proceeds to the Company (the “August 2018 Private Placement”). The aggregate net proceeds from the August 2018 Private Placement (after deducting placement agent fees and expenses of the offering of $1,931) were $20,070.
The Company also entered into a registration rights agreement with the investors in the August 2018 Private Placement, which required it to file a “resale” registration statement with the SEC covering the shares issued in the August 2018 Private Placement within 30 calendar days from the final closing of the August 2018 Private Placement Offering. The Company filed and caused to become effective a registration statement with the SEC on October 5, 2018 registering the resale of 5,034,683 shares of our common stock, consisting of (i) 4,889,217 shares that were privately issued through the August 2018 Private Placement and (ii) 145,466 shares that were privately issued on February 1, 2018 in connection with consulting services.
In connection with the closing of the August 2018 Private Placement, the placement agents received an aggregate of $1,680 in cash placement fees, and the Company reimbursed up to $87 of expenses incurred by the placement agents in connection with this closing of the August 2018 Private Placement.
2017 Private Placement
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

resulting in approximately $11,211 in gross proceeds to the Company. These shares were issued in Subsequent Closings of the Offering for up to 13,333,333 shares of common stock (the “Maximum Amount”) at a purchase price of $3.00 per share (the “Sale Price”).
The Company has sold a total of 10,504,196 shares of common stock for a total of approximately $31,513 in connection with all closings of the Offering (before deducting placement agent fees and expenses which are estimated at $3,966) (the “2017 Private Placement”). Placement Agents have received an aggregate of $1,968 in cash placement fees and have received warrants to purchase an aggregate of 413,320 shares of Exicure common stock (the “Warrants”) in connection with the 2017 Private Placement. The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and have been issued on the same terms in all closings of the Offering. The warrants to purchase common stock are classified as a liability and presented as a dividend that offsets the gross proceeds of the 2017 Private Placement within the accompanying consolidated statement of changes in stockholders’ equity. The common stock warrant liability will be remeasured each period at fair value. See Note 10, Fair Value Measurements for more information on the common stock warrant liability. The Placement Agents also received 50,000 shares of Exicure common stock in connection with all closings of the Offering.
Subject to certain customary exceptions, investors in the 2017 Private Placement have anti-dilution protection with respect to the shares of common stock sold in the Offering such that if within eighteen (18) months after the initial closing of the Offering the Company issues certain additional shares of common stock or common stock equivalents for a consideration per share less than the Offering Price (the “Lower Price”), each such investor will be entitled to receive from the Company additional shares of common stock in an amount such that, when added to the number of shares of common stock initially purchased by such investor in the Offering and still held of record and beneficially owned by such investor at the time of the dilutive issuance (the “Held Shares”), will equal the number of shares of common stock that such investor’s aggregate purchase price for the Held Shares would have purchased at the Lower Price. Either (i) holders of a majority of the then Held Shares or (ii) a representative of the holders of the then Held Shares, which representative shall be appointed by the three investors who then hold the largest number of Held Shares, may waive the anti-dilution rights of all Offering investors with respect to a particular issuance by the Company.
This price-based anti-dilution protection automatically terminated on August 22, 2018 in connection with the August 2018 Private Placement.
The 2017 Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated by the SEC. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.
In connection with the Merger and the 2017 Private Placement, the Company entered into a Registration Rights Agreement, pursuant to which the Company has agreed that promptly, but no later than 60 calendar days from the final closing of the Offering, the Company will file a registration statement with the SEC, or the Registration Statement. Each Investor in the Subsequent Closing also entered into the same registration rights agreement signed by investors in the initial closing of the Offering, which requires that the Company file a “resale” registration statement with the SEC covering the shares of common stock and warrants issued in the 2017 Private Placement, certain other shares of common stock issued in connection with the Company’s recently closed reverse merger, and shares held by the Company’s pre-merger stockholders, within 60 calendar days from the final closing of the Offering. The Company filed and caused to become effective a registration statement with the SEC on February 6, 2018 registering the resale of 39,714,143 shares of our common stock issued in connection with the Reverse Merger and the 2017 Private Placement.
Common Stock Warrants
As discussed above, in connection with the 2017 Private Placement, placement agents received warrants to purchase an aggregate of 413,320 shares of Exicure common stock in connection with all closings of the 2017

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Private Placement. The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and have been issued on the same terms in all closings of the 2017 Private Placement. The Warrants are classified as a liability. The common stock warrant liability is remeasured each period at fair value. As of December 31, 2018, Warrants to purchase 413,320 shares of common stock remain outstanding. See Note 10, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
The Merger
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
Other - Prior to the Merger
Series C Preferred Stock
On January 11, 2016, the Company sold 149,999 shares of its Series C preferred stock at a price of $3.00 per share. Total gross proceeds raised thereby were $450. Net proceeds after associated costs and expenses of $6 were $444.
Liquidation preference. The Series C preferred stock were senior to the Class A and Class B preferred stock and common stock in rights and privileges as established in the Exicure OpCo Operating Agreement. Principal among the rights of Class C preferred stock was the creation of the Class C liquidation preference whereby, in the event of a liquidation event (i.e., a liquidation, dissolution or winding up of the Company or a sale of the Company), the Class C preferred stock holders were entitled to receive 1.5 times the aggregate cash contribution of all holders of Class C preferred units/stock.
7. Equity-Based Compensation
On September 22, 2017, the Board adopted and Exicure’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 5,842,525 shares of Exicure common stock, which includes 2,169,905 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 3,683,817 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the Merger. Awards that may be awarded under the 2017 Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2020 by the least of 4,600,000 shares, five percent (5%) of the shares of Exicure common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares as determined by the Company’s compensation committee. No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. As of December 31, 2018, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 928,443.
The common stock options are contingent on the participants’ continued employment or provision of non-employee services and are subject to forfeiture if employment or continued service terminates for any reason. The initial stock option grant to an employee, director or consultant vests 25% on the first 12-month anniversary of the

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

grant date and vests 1/48th monthly thereafter until fully vested at the end of 48 months. Subsequent stock option grants vest 1/48th monthly until fully vested at the end of 48 months. The term of common stock option grants is ten years unless terminated earlier as described above.
Equity-based compensation expense is classified in the statements of operations as follows:

	Year Ended December 31,
	2018	2017
Research and development expense	$485	$172
General and administrative expense	1,324	1,290
	$1,809	$1,462
Unamortized equity-based compensation expense at December 31, 2018 was $3,172, which is expected to be amortized over a weighted-average period of 2.5 years.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The fair value of the underlying common stock and the exercise price for the common stock options granted during the years ended December 31, 2018 and 2017 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Year ended December 31, 2018	$3.00 to $5.82; weighted avg. $3.45	$3.00 to $5.82; weighted avg. $3.45
Year ended December 31, 2017	$4.21	$4.21
The weighted-average grant date fair value of common stock options granted in the years ended December 31, 2018 and 2017 was $2.40 and $2.92 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2017	3,672,620	$1.79	7.5	$5,221
Granted	1,277,744	3.45
Exercised	(22,494)	1.81
Forfeited	(36,282)	2.29
Outstanding - December 31, 2018	4,891,588	$2.22	7.3	$7,330
Exercisable - December 31, 2018	3,238,798	$1.70	6.7	$6,352
Vested and Expected to Vest - December 31, 2018	4,799,984	$2.20	7.3	$7,287
The aggregate intrinsic value of common stock options exercised during the years ended December 31, 2018 and 2017 was $44 and $202, respectively.
8. Income Taxes
Pretax loss before income taxes was $22,413 and $11,011 for the years ended December 31, 2018 and 2017, respectively, which consists entirely of losses in the U.S. and resulted in no provision for income tax expense during the years then ended.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2018		2017
Federal income tax expense at statutory rate	$(4,707)	21.0%	$(4,093)	34.0%
State income tax expense at statutory rate	(1,595)	7.1	(610)	5.1
Permanent differences	243	(1.1)	(125)	1.0
Impact of Tax Reform Act	—	—	3,760	(31.2)
Other	—	—	(10)	0.1
Change in valuation allowance	6,059	(27.0)	1,078	(9.0)
	$—	—%	$—	—%
The Company’s effective income tax rate for the years ended December 31, 2018 and 2017 is 0% because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred Tax Assets
Net operating losses	$14,827	$8,748
Intangibles	187	205
Accrued expenses	271	198
Equity-based compensation	796	728
Deferred revenue	—	295
Other	204	—
Less: Valuation allowance	(16,225)	(10,166)
Total deferred tax assets	60	8
Deferred Tax Liabilities
Fixed assets and other	(60)	(8)
Total deferred tax liabilities	(60)	(8)
Deferred taxes, net	$—	$—
The Company has recorded a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized at December 31, 2018 and 2017. This determination is based on significant negative evidence, including:

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
(in thousands, except share and per share data)

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
At December 31, 2018, the Company had a federal net operating loss carryforward of $52,629 which will begin to expire in 2035. The Company has $50,294 of state net operating loss carryforwards which will begin to expire in 2027.
At December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2015 through 2018. There are no pending examinations in any jurisdiction.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2018 and 2017.
The following is the computation of loss per common share for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net loss	$(22,413)	$(11,011)
Weighted-average basic and diluted common shares outstanding	41,189,177	10,119,569
Loss per share - basic and diluted	$(0.54)	$(1.09)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Options to purchase common stock	4,891,588	3,672,620
Warrants to purchase common stock	413,320	413,320
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
The Company’s common stock warrant liability (refer to Note 6, Stockholders’ Equity, for more information) and preferred stock warrant liability (terminated on September 26, 2017 in connection with the Merger; see Note 5, Debt, for more information) are classified within Level 3 of the fair value hierarchy. The fair values of the common stock warrant liability and preferred stock warrant liability were determined using the Black-Scholes option-pricing model.
The fair value of the common stock warrant liability is based significantly on the fair value of the Company’s common stock. At the date of issuance, the common stock warrant liability was determined using the following weighted-average assumptions: expected term of 2.0 years, risk-free interest rate of 1.53%, expected volatility of 78.97%, and no expected dividends.
The fair value of the preferred stock warrant liability was based significantly on the fair value of the Series C preferred stock, which was developed using unobservable inputs, which are classified within Level 3. At the date of issuance, the preferred stock warrant liability was determined using the following assumptions: expected term of 5.0 years, risk-free interest rate of 1.26%, expected volatility of 62.99%, and no expected dividends. In connection with the Merger, the warrants to purchase preferred stock were terminated and therefore the related liability was reduced to zero during 2017.
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at December 31, 2018:

December 31, 2018
Expected term	2.3
Risk-free interest rate	2.46%
Expected volatility	86.74%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at December 31, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $53. A 10% change in the estimate of fair value of the

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

common stock at December 31, 2018 would increase or decrease the fair value of the common stock warrant liability in the amount of $118.
The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Balance at January 1, 2017	$201	$—	$201
Additions	—	536	536
Gain included in other income (expense), net	(201)	(13)	(214)
Balance at December 31, 2017	$—	$523	$523
Loss included in other income (expense), net	—	274	274
Balance at December 31, 2018	$—	$797	$797
11. Defined Contribution Plan
Exicure maintains a defined contribution savings plan for the benefit of its employees. During 2018, Exicure began contributing to the defined contribution plan. Company contributions are determined under various formulas. The expense recognized for this plan was $107 for the year ended December 31, 2018.
12. Commitments and Contingencies
Leases
The Company conducts all operations in a facility under an operating lease which commenced in March 2012 and was originally scheduled to end in February 2015. The lease was extended for an additional six years through February 2021 during the first quarter of 2014 and includes a renewal option. During the second quarter of 2016, the Company amended the lease agreement to include additional space to be used primarily for administrative functions effective in May 2016. Lease payments include a fixed payment amount as well as contingent payments related to a proportionate share of operating and real estate expenses. At the inception of the lease, the lessor paid for leasehold improvements totaling $52 which has been capitalized and is being amortized over the lease term. The fixed payment amounts, including those in connection with the amended lease agreement in the second quarter of 2016, increase over the term of the lease but rent expense is recognized on a straight-line basis resulting in the recognition of deferred rent liability of $39 and $48 as of December 31, 2018 and December 31, 2017, respectively, calculated on the basis of the extended lease agreement.
Rent expense consisted of the following:

	Years Ended December 31,
	2018	2017
Straight-line rent expense	$332	$332
Contingent rent expense	298	281
Total rent expense	$630	$613

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Future minimum lease payments as of December 31, 2018 are as follows:

Years Ending December 31,	Operating Leases
2019	347
2020	353
2021	59
Thereafter	—
Total	$759
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, and (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product. In August 2015, we entered into a restated license agreement with NU (the “restated license agreement”). In February 2016, we obtained exclusive license as to NU’s rights in certain SNA technology we jointly own with NU. Our license to NU’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes. Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2018, the Company has paid to NU an aggregate of $3,864 in consideration of each of the obligations described above.
13. Related-Party Transactions
Since its inception in 2011, the Company has shared facilities, certain staff members and certain operating expenses with AuraSense, LLC, our former parent and largest stockholder. On an infrequent basis, the Company also pays certain expenses directly on behalf of AuraSense, LLC which are related to AuraSense, LLC’s grants, and AuraSense, LLC sometimes pays expenses directly on behalf of the Company. These costs are summarized and directly billed between the Company and AuraSense, LLC on a quarterly basis. In addition, certain expense and administrative activities are shared between the Company and AuraSense, LLC. Effective January 1, 2016, the Company and AuraSense, LLC amended its shared services agreement to simplify the billing arrangement. Under the amended shared services agreement, the Company bills AuraSense, LLC $8 per quarter for indirect costs incurred by the Company plus a specified rate for hours worked by Company scientists on projects directly related to AuraSense, LLC. The amended shared services arrangement continues to require direct non-labor expenses incurred by the Company to be billed to AuraSense, LLC. Effective January 1, 2017, the Company and AuraSense, LLC further amended its shared services agreement so that the quarterly fee related to administrative activities billed by the Company to AuraSense, LLC be reduced to $3 per quarter. This decrease was to reflect the current and expected future reduction in administrative activities to be provided by the Company to AuraSense, LLC.
The amounts due from AuraSense, LLC in connection with the above mentioned activities were $10 and $17 at December 31, 2018 and 2017, respectively.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a summary of amounts billed to AuraSense, LLC and recognized in the accompanying consolidated statement of operations in connection with the above mentioned activities:

	For the Years Ended December 31,
	2018	2017
Quarterly fee for indirect costs	$12	$12
Direct costs of AuraSense LLC paid by the Company	26	5
	$38	$17
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $100 in each of the years ended December 31, 2018 and 2017 in connection with these consulting services and these amounts are recognized as an expense in the accompanying consolidated statement of operations.
14. Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2018 and 2017 are as follows:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue (1)	36	19	57	6
Net loss (1)(2)	(5,509)	(6,825)	(5,324)	(4,755)
Basic and diluted loss per common share (3)	$(0.14)	$(0.17)	$(0.13)	$(0.11)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2,432	2,695	2,497	2,095
Net loss	(2,652)	(2,984)	(1,932)	(3,443)
Basic and diluted loss per common share (3)	$(15.62)	$(15.70)	$(1.12)	$(0.09)
___________
(1) - As discussed in Note 2, Significant Accounting Policies - Recently Adopted Accounting Pronouncements, the Company adopted ASC 606 on a modified retrospective basis effective January 1, 2018. As a result of the adoption of ASC 606, total revenue and net loss were lower by $1,034 each in the three months ended March 31, 2018.
(2) - Net loss includes a non-cash unrealized (loss) gain related to the fair value adjustment of the common stock warrant liability of ($128), ($915), $581, and $186 in the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, respectively.
(3) - As discussed in Note 1, Description of Business and Basis of Presentation - The Merger, shares of preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into an aggregate of 26,476,543 shares of common stock. As such, these shares of common stock are included in the computation of basic and diluted loss per common share beginning with September 26, 2017 and

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

excluded from the computation of basic and diluted loss per common share for dates prior to September 26, 2017.

15. Subsequent Events
The Company has evaluated subsequent events which may require adjustment to or disclosure in the accompanying consolidated financial statements and has concluded that, other than the Hercules loan amendment and license agreement with Dermelix disclosed below, there are no subsequent events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying consolidated financial statements.
Hercules loan amendment
On March 8, 2019, the Company and Hercules amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 and amortization payments are deferred to, and payable at, the new maturity date of March 1, 2020.
Dermelix license agreement
On February 17, 2019, Exicure entered into a License and Development Agreement (the “Dermelix License Agreement”) with Dermelix, LLC d/b/a Dermelix Biotherapeutics (“Dermelix”). Pursuant to the Dermelix License Agreement, the Company granted to Dermelix exclusive, worldwide royalty-bearing license rights to, develop, manufacture, have manufactured, use and commercialize the Company’s spherical nucleic acid (“SNA”) technology for the treatment of Netherton Syndrome (“NS”) and, at Dermelix’s option, up to five additional specified orphan diseases that are within the dermatology field. Upon written notice to the Company, Dermelix may exercise its option at any time following the effective date of the Dermelix License Agreement until the date that is six (6) years from the date that the first collaboration SNA therapeutic achieves first dosing in humans in a Phase 1 clinical trial for NS.
Dermelix will initially seek to develop a targeted therapy for the treatment of NS. Under the terms of the Dermelix License Agreement, the Company will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will assume subsequent development, commercial activities and financial responsibility for such indications. Dermelix will pay the costs and expenses of development and commercialization of any licensed products under the Dermelix License Agreement, including the Company’s expenses incurred in connection with development activities and in accordance with the development budget. Under the terms of the Dermerlix License Agreement, Exicure received an upfront payment of $1,000, to be applied against the initial $1,000 of the Company’s development expenses. If Dermelix exercises any of its option rights for additional indications, Dermelix will pay an option exercise fee equal to $1,000 for each exercised option (each, an “Option Exercise Fee”). Any Option Exercise Fee will be applied against the Company’s development expenses with respect to the particular indication for which the option was exercised.
Pursuant to the Dermelix License Agreement, the Company shall have the right to pursue the development and commercialization of SNA technology for the treatment of orphan diseases which are neither NS nor one of the additional specified orphan diseases selected by Dermelix pursuant to its option rights. If the Company commences development activities of SNA technology for the treatment of such an orphan disease, the Company will notify Dermelix in writing of such development and Dermelix will have thirty (30) days following receipt of such notice to use one of its remaining option rights on such orphan disease. If Dermelix does not use one of its remaining option rights on such orphan disease, or has no option rights remaining, then the Company will have no further obligations to Dermelix with respect to the development of SNA therapeutics for such orphan disease and shall be free to continue commercialization and development activities with respect thereto.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, the Company shall be eligible to receive additional cash payments totaling up to $13,500 upon achievement of certain development and regulatory milestones and up to $152,500 upon achievement of certain sales milestones. In addition, the Company will receive low double-digit royalties on annual net sales for such licensed products.
The Dermelix License Agreement will remain in effect, unless terminated earlier, until the last-to-expire royalty term under the Dermelix License Agreement. Each party has the right to terminate the Dermelix License Agreement for the other party’s material breach of its obligations or representations and warranties under the Dermelix License Agreement, subject to cure rights. Additionally, Dermelix may terminate the Dermelix License Agreement in its sole discretion and in its entirety with specified prior written notice. The Company may also terminate the Dermelix License Agreement in part with respect to a particular indication if Dermelix fails to pay a development milestone payment following non-achievement of a development milestone. Upon termination of the term with respect to a particular licensed product, the license for such product will convert to a fully-paid, royalty-free, irrevocable, perpetual, exclusive and sublicensable license. Upon termination of the Dermelix License Agreement by Dermelix for convenience, by the Company following non-achievement of a development milestone, or by either party for the other’s breach or bankruptcy, all licenses granted by the Company to Dermelix will terminate.
The Dermelix License Agreement includes customary representations and warranties on behalf of both the Company and Dermelix, including representations and operative provisions as to the licensed intellectual property. The Dermelix License Agreement also provides for certain mutual indemnities for breaches of representations, warranties and covenants.
Upon a change of control of the Company, Dermelix will have 90 days to exercise any of its remaining options for additional indications, and any options that are not exercised within such 90-day period will lapse. Either party may assign the Dermelix License Agreement or delegate its obligations to an affiliate or to a successor without the consent of the other party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As we are an emerging growth company and a newly public company, we have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date in our condensed consolidated interim financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act first became subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2018, and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status, which may not be until the 2022 Annual Report on Form 10-K.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the preparation of our financial statements for the period ended March 31, 2018, we concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that all information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to a material weakness in internal control over financial reporting. The material weakness related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Specifically these ineffectively designed controls, which arose in a prior period and were identified in the quarter ended March 31, 2018, resulted in an immaterial error, which we corrected in previously issued financial statements beginning with those included in our Quarterly Reports on Form 10-Q for the period ended March 31, 2018 and as further discussed in Note 1 to the accompanying consolidated financial statements.
During the periods subsequent to March 31, 2018, we worked towards remediation of the deficiencies that led to the material weakness by enhancing the information used for periodic assessment of contract progress and increasing the frequency of communication in the process for accounting for certain research and development contracts with contract research organizations to ensure expenses are recognized as incurred. As of December 31, 2018, we believe that the applicable remedial controls have operated for a sufficient period of time and therefore management has concluded that the material weakness discussed above is remediated at December 31, 2018.
Other than the remedial controls discussed above, no changes occurred in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange

Act during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A , or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 100 of this Annual Report on Form 10-K.
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
			8-K (Exhibit 2.1)	10/2/2017	000-55764

3.1	Certificate of Merger relating to the merger of Max-1 Acquisition Sub., Inc. with and into Exicure OpCo, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.1)	10/2/2017	000-55764

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.2)	10/2/2017	000-55764

3.3	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		8-K (Exhibit 3.3)	10/2/2017	000-55764

3.4	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K (Exhibit 4.1)	10/2/2017	000-55764

4.2	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.2)	10/2/2017	000-55764

4.3	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.1)	8/28/2018	000-55764

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5	Form of Subscription Agreement by and between the Company and each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.5)	10/2/2017	000-55764

10.6+	Form of Amended and Restated Board Member Service Agreement by and between Exicure OpCo and each of its non-executive directors.		8-K (Exhibit 10.6)	10/2/2017	000-55764

10.7+	Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David A. Giljohann, Ph.D.		8-K (Exhibit 10.7)	10/2/2017	000-55764

10.8+	Amended and Restated Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David S. Snyder.		8-K (Exhibit 10.8)	10/2/2017	000-55764

10.9+	Employment Offer Letter dated as of September 16, 2015 by and between Exicure OpCo and Ekambar Kandimalla, Ph.D.		8-K (Exhibit 10.9)	10/2/2017	000-55764

10.10+	First Amendment to Offer Letter dated as of January 8, 2016 by and between Exicure OpCo and Ekambar Kandimalla, Ph.D.		8-K (Exhibit 10.10)	10/2/2017	000-55764

10.11+	Offer Letter dated as of January 18, 2018 by and between Exicure, Inc. and Matthias G. Schroff, Ph.D.		10-Q (Exhibit 10.1)	5/15/18	000-55764

10.12+	Consulting Agreement dated as of October 1, 2011 by and between AuraSense Therapeutics, LLC and Chad A. Mirkin, Ph.D.		8-K (Exhibit 10.11)	10/2/2017	000-55764

10.13	Lease Agreement dated as of February 13, 2012 by and between AuraSense Therapeutics, LLC and FC Skokie SPE, LLC.		8-K (Exhibit 10.12)	10/2/2017	000-55764

10.14	Letter dated as of March 12, 2012 regarding the Lease Agreement by and between AuraSense Therapeutics, LLC and FC Skokie SPE, LLC.		8-K (Exhibit 10.13)	10/2/2017	000-55764

10.15	First Amendment to Lease dated as of March 31, 2014 by and between AuraSense Therapeutics, LLC and FC Skokie PQ, LLC, as successor in interest to FC Skokie SPE, LLC.		8-K (Exhibit 10.14)	10/2/2017	000-55764

10.16	Second Amendment to Lease dated as of May 26, 2016 by and between Exicure OpCo and FC Skokie PQ, LLC, as successor in interest to FC Skokie SPE, LLC.		8-K (Exhibit 10.15)	10/2/2017	000-55764

10.17	Loan and Security Agreement dated as of February 17, 2016 by and between Exicure OpCo and Hercules.		8-K (Exhibit 10.16)	10/2/2017	000-55764

10.18	Amendment No. 1 to Loan and Security Agreement dated as of October 10, 2016 by and between Exicure OpCo and Hercules.		8-K (Exhibit 10.17)	10/2/2017	000-55764

10.18.1	Amendment No. 2 to Loan and Security Agreement dated as of January 15, 2018 by and between Exicure OpCo and Hercules.		S-1/A (Exhibit 10.17.1)	1/26/2018	333-221791

10.18.2	Amendment No. 3 to Loan and Security Agreement dated as of December 28, 2018 by and between Exicure OpCo and Hercules.	X

10.19+	Form of Pre-Merger Indemnity Agreement.		8-K (Exhibit 10.18)	10/2/2017	000-55764

10.20	Form of Common Stock Purchase Agreement.		8-K (Exhibit 10.1)	6/19/2017	000-55764

10.21*	Restated License Agreement between Exicure OpCo and Northwestern University dated as of August 15, 2015.		8-K/A (Exhibit 10.20)	11/7/2017	000-55764

10.22*	License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		8-K/A (Exhibit 10.21)	11/7/2017	000-55764

10.23*	License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		8-K/A (Exhibit 10.22)	11/7/2017	000-55764

10.24*	Amendment One to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 27, 2016.		8-K/A (Exhibit 10.23)	11/7/2017	000-55764

10.25*	Research Collaboration, Option and License Agreement between Exicure OpCo and Purdue Pharma L.P. dated as of December 2, 2016.		8-K/A (Exhibit 10.24)	11/7/2017	000-55764

10.26	Side Agreement to Northwestern Agreements by and among Exicure OpCo, Northwestern University and Purdue Pharma L.P. dated as of October 11, 2016.		8-K/A (Exhibit 10.25)	11/7/2017	000-55764

10.27	Form of Subscription Agreement by and between the Company and each investor in connection with the subsequent closings of the 2017 Private Placement.		8-K (Exhibit 10.1 )	11/2/2017	000-55764

10.28	Form of Purchaser Rights Letter to be delivered by the Company to each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.2 )	11/2/2017	000-55764

10.29	Form of Subscription Agreement by and between the Company and each investor in connection with the initial closing of the August 2018 Private Placement.		8-K (Exhibit 10.1 )	8/28/18	000-55764

21.1	Subsidiaries of Exicure, Inc.	X

23.1	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X
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
** Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on March 8, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ David A. Giljohann	Chief Executive Officer and Director (principal executive officer)
David A. Giljohann, Ph.D.		March 8, 2019

/s/ David S. Snyder	Chief Financial Officer (principal financial officer and principal accounting officer)
David S. Snyder		March 8, 2019

/s/ Chad A. Mirkin	Director and Chairman of the Board of Directors
Chad A. Mirkin, Ph.D.		March 8, 2019

/s/ C. Shad Thaxton	Director
C. Shad Thaxton, M.D., Ph.D.		March 8, 2019

/s/ David R. Walt	Director
David R. Walt, Ph.D.		March 8, 2019

/s/ Jay R. Venkatesan	Director
Jay R. Venkatesan, M.D.		March 8, 2019

/s/ Helen S. Kim	Director
Helen S. Kim		March 8, 2019