Form 10-Q
period 2019-03-31
EXICURE, INC.
filed 2019-05-08
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	XCUR	The OTCQB Market
As of May 6, 2019, there were 44,369,790 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$22,196	$26,268
Accounts receivable	3	—
Unbilled revenue receivable	—	3
Receivable from related party	3	10
Prepaid expenses and other assets	1,414	1,382
Total current assets	23,616	27,663
Property and equipment, net	977	1,061
Other noncurrent assets	591	32
Total assets	$25,184	$28,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,807	$—
Accounts payable	848	500
Accrued expenses and other current liabilities	1,591	1,543
Current portion of deferred revenue	975	—
Total current liabilities	8,221	2,043
Long-term debt, net	—	4,925
Common stock warrant liability	428	797
Other noncurrent liabilities	380	39
Total liabilities	$9,029	$7,804

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 44,358,000 issued and outstanding, March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	76,431	75,942
Accumulated deficit	(60,280)	(54,994)
Total stockholders' equity	16,155	20,952
Total liabilities and stockholders’ equity	$25,184	$28,756
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended, March 31,
	2019	2018
Revenue:
Collaboration revenue	$25	$36
Total revenue	25	36
Operating expenses:
Research and development expense	3,395	3,275
General and administrative expense	2,208	2,045
Total operating expenses	5,603	5,320
Operating loss	(5,578)	(5,284)
Other income (expense), net:
Interest expense	(183)	(161)
Other income (loss), net	475	(64)
Total other income (loss), net	292	(225)
Net loss	$(5,286)	$(5,509)

Basic and diluted loss per common share	$(0.12)	$(0.14)
Basic and diluted weighted-average common shares outstanding	44,358,000	39,357,289
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$20,952
Equity-based compensation	—	—	489	—	489
Net loss	—	—	—	(5,286)	(5,286)
Balance at March 31, 2019	44,358,000	$4	$76,431	$(60,280)	$16,155

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	39,300,823	$4	$53,586	$(33,615)	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	1,034	1,034
Balance at January 1, 2018	39,300,823	$4	$53,586	$(32,581)	$21,009
Exercise of options	8,532	—	7	—	7
Equity-based compensation	—	—	365	—	365
Issuance of common stock, net	145,466	—	436	—	436
Net loss	—	—	—	(5,509)	(5,509)
Balance at March 31, 2018	39,454,821	$4	$54,394	$(38,090)	$16,308

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,286)	$(5,509)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	87	86
Equity-based compensation	489	365
Amortization of long-term debt issuance costs and fees	34	24
Other	36	73
Change in fair value of warrant liabilities	(369)	128
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	—	8
Receivable from related party	7	(4)
Prepaid expenses and other current assets	(69)	311
Other noncurrent assets	(559)	—
Accounts payable	354	(120)
Accrued expenses and other current liabilities	(52)	(8)
Deferred revenue	975	—
Other noncurrent liabilities	341	(1)
Net cash used in operating activities	(4,012)	(4,647)
Cash flows from investing activities:
Capital expenditures	(8)	—
Net cash used in investing activities	(8)	—
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	7
Payment of long-term debt fees and issuance costs	(52)	—
Net cash (used in) provided by financing activities	(52)	7
Net decrease in cash and cash equivalents	(4,072)	(4,640)
Cash and cash equivalents - beginning of period	26,268	25,764
Cash and cash equivalents - end of period	$22,196	$21,124

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$—	$436
Debt fees (accrued expenses)	100	—
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	8	45
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for immuno-oncology, inflammatory diseases and genetic disorders based on the Company’s proprietary Spherical Nucleic Acid (“SNA”) technology. We believe the design of the Company’s SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company intends to build a leading nucleic acid therapeutics company focused on the discovery and development of therapeutics based on the Company’s proprietary SNA technology, either on its own or in collaboration with pharmaceutical partners.
Throughout these consolidated financial statements, the terms “the Company” and “Exicure” refer to Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets, and conducts all business activities and operations, of the Company.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Going Concern
As of March 31, 2019, the Company has generated an accumulated deficit of $79,117 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at March 31, 2019 is sufficient to fund its current operating plans into January 2020. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2019, the interim condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the interim condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, and the results of its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.
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
2. Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as required by recently adopted accounting pronouncements, as discussed below:
Recently Adopted Accounting Pronouncements
Equity-based compensation
In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. Prior to the adoption of ASU 2018-07, the Company remeasured fair value of stock option awards to nonemployees at each financial statement reporting date. The Company adopted the guidance of ASU 2018-07 in the first quarter of 2019 on a modified retrospective basis. The adoption of ASU 2018-07 did not have a material impact on our financial statements.
Leases
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (or “ASC 842), which replaces the guidance in ASC 840, Leases (“ASC 840”) and requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. The Company adopted ASC 842 on the required effective date of January 1, 2019 utilizing the modified retrospective transition method with no restatement of prior periods or cumulative adjustment to accumulated deficit.  The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of twelve months or less on the balance sheet and will recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.
The adoption of ASC 842 on January 1, 2019 resulted in the recognition of an operating lease asset of approximately $613 and operating lease liabilities of approximately $623, with no impact to operating expense, net

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

loss, or basic and diluted loss per common share for the three months ended March 31, 2019. The impact to the consolidated balance sheet upon adoption of ASC 842 is as follows:

	As Previously Reported December 31, 2018	ASC 842 Adoption Adjustment	As Reported Under ASC 842 January 1, 2019
Prepaid expenses and other current assets	$1,382	$(28)	$1,354
Other noncurrent assets	32	613	645
Accrued expenses and other current liabilities	1,543	243	1,786
Other noncurrent liabilities	39	342	381
See Note 11, Leases, for more information on leases.
Recent Accounting Pronouncements Not Yet Adopted
None.
3. Collaborative Research and License Agreements
Dermelix Collaboration
On February 17, 2019, Exicure entered into a License and Development Agreement (the “Dermelix Collaboration”) with Dermelix, LLC d/b/a Dermelix Biotherapeutics (“Dermelix”). Pursuant to the Dermelix Collaboration, the Company granted to Dermelix exclusive, worldwide royalty-bearing license rights to, develop, manufacture, have manufactured, use and commercialize the Company’s spherical nucleic acid (“SNA”) technology for the treatment of Netherton Syndrome (“NS”) and, at Dermelix’s option, up to five additional specified orphan diseases that are within the dermatology field. Upon written notice to the Company, Dermelix may exercise its option at any time following the effective date of the Dermelix Collaboration until the date that is six (6) years from the date that the first collaboration SNA therapeutic achieves first dosing in humans in a Phase 1 clinical trial for NS.
Dermelix will initially seek to develop a targeted therapy for the treatment of NS. Under the terms of the Dermelix Collaboration, the Company will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will assume subsequent development, commercial activities and financial responsibility for such indications. Dermelix will pay the costs and expenses of development and commercialization of any licensed products under the Dermelix Collaboration, including the Company’s expenses incurred in connection with development activities and in accordance with the development budget. Under the terms of the Dermelix License Agreement, Exicure received an upfront payment of $1,000, to be applied against the initial $1,000 of the Company’s development expenses. If Dermelix exercises any of its option rights for additional indications, Dermelix will pay an option exercise fee equal to $1,000 for each exercised option (each, an “Option Exercise Fee”). Any Option Exercise Fee will be applied against the Company’s development expenses with respect to the particular indication for which the option was exercised.
Pursuant to the Dermelix Collaboration, the Company shall have the right to pursue the development and commercialization of SNA technology for the treatment of orphan diseases which are neither NS nor one of the additional specified orphan diseases selected by Dermelix pursuant to its option rights. If the Company commences development activities of SNA technology for the treatment of such an orphan disease, the Company will notify Dermelix in writing of such development and Dermelix will have thirty (30) days following receipt of such notice to use one of its remaining option rights on such orphan disease. If Dermelix does not use one of its remaining option rights on such orphan disease, or has no option rights remaining, then the Company will have no further obligations to Dermelix with respect to the development of SNA therapeutics for such orphan disease and shall be free to continue commercialization and development activities with respect thereto.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, the Company shall be eligible to receive additional cash payments totaling up to $13,500 upon achievement of certain development and regulatory milestones and up to $152,500 upon achievement of certain sales milestones. The regulatory milestones are payable upon the initiation or completion of clinical trials, and regulatory approval in the United States and outside the United States, per program. The commercial sales milestones are payable upon achievement of specified aggregate annual product sales thresholds. In the event a therapeutic candidate subject to the collaboration results in commercial sales, the Company will receive low double-digit royalties on annual net sales for such licensed products.
Dermelix Collaboration — Revenue Recognition
The Company concluded that Dermelix is a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. The Company identified performance obligations under the Dermelix Collaboration for the license of intellectual property for the NS therapeutic candidate and associated research and development services for the NS therapeutic candidate. The Company determined that the performance obligations were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Exicure, specifically with respect to the Company’s expertise related to SNA technology, and the interdependent relationship between the performance obligations. As such, the Company concluded that there is a single identified performance obligation.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone, which is considered variable consideration, was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjust the transaction price as necessary. Sales-based royalties, including commercial sales milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
The Company recognized $25 of revenue under the Dermelix Collaboration during the three months ended March 31, 2019. The aggregate amount of the consideration received and the amount recognized as revenue as of March 31, 2019 relates to the Company’s wholly unsatisfied performance obligation. This amount is recorded as deferred revenue at March 31, 2019 and is $975 at March 31, 2019. As of March 31, 2019, the Company expected to recognize this amount as revenue in the second, third and fourth quarters of 2019 based on the related level of performance during those periods.
Purdue Collaboration
During the three months ended March 31, 2018, the Company recognized collaboration revenue of $36 which consisted entirely of research and development activities that were reimbursed by Purdue Pharma L.P. (“Purdue”) and is presented on a gross basis in the accompanying unaudited condensed consolidated statement of operations. See Note 14, Subsequent Events for recent developments regarding the Purdue Collaboration.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2019	December 31, 2018
Prepaid clinical, contract research and manufacturing costs	$559	$293
Prepaid insurance	250	353
Other	605	736
Prepaid expenses and other current assets	$1,414	$1,382
Property and equipment, net

	March 31, 2019	December 31, 2018
Scientific equipment	$1,991	$1,979
Leasehold improvements	192	192
Furniture and fixtures	41	41
Computers and software	26	26
Construction in process	3	12
Property and equipment, gross	2,253	2,250
Less: accumulated depreciation	(1,276)	(1,189)
Property and equipment, net	$977	$1,061
Depreciation and amortization expense was $87 and $86 for the three months ended March 31, 2019 and 2018, respectively.

Other noncurrent assets

	March 31, 2019	December 31, 2018
Operating lease asset, noncurrent	$552	$—
Other	39	32
Other noncurrent assets	$591	$32

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accrued expenses and other current liabilities

	March 31, 2019	December 31, 2018
Accrued payroll-related expenses	$388	$899
Accrued loan fees	333	231
Operating lease liability	179	—
Accrued legal expenses	352	189
Accrued clinical, contract research and manufacturing costs	103	102
Accrued other expenses	236	122
Accrued expenses and other current liabilities	$1,591	$1,543
Other noncurrent liabilities

	March 31, 2019	December 31, 2018
Operating lease liability, noncurrent	$380	$—
Other	—	39
Other noncurrent liabilities	$380	$39
5. Debt
On March 8, 2019, the Company and Hercules Technology Growth Capital (“Hercules”) amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 and amortization payments are deferred to, and payable at, the new maturity date of March 1, 2020 (“Loan Amendment No. 4”). Fees of $52 paid to Hercules in connection with Loan Amendment No. 4 , as well as a fee of $100 that is payable to Hercules at the new maturity date, are recorded as a reduction in the carrying amount of long-term debt on our balance sheet and will be amortized to interest expense through the new maturity date of March 1, 2020 using the effective interest method.
At March 31, 2019 and December 31, 2018, the carrying value of the current and noncurrent portion of long-term debt is $4,807 and $4,925, respectively.
At March 31, 2019, the principal maturities of the long-term debt were as follows:

March 31, 2019
2019	$—
2020	4,999
Principal balance outstanding	4,999
less: unamortized discount	(189)
less: unamortized debt issuance costs	(3)
Long-term debt	4,807
Current portion	4,807
Noncurrent portion	$—
The Company paid interest on debt of $149 and $136 during the three months ended March 31, 2019 and 2018, respectively.
6. Stockholders’ Equity
Preferred Stock
As of March 31, 2019 and December 31, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of March 31, 2019 and December 31, 2018, the Company had 200,000,000 shares of common stock, par value $0.0001 authorized and 44,358,000 shares issued and outstanding.
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
Common Stock Warrants
In connection with the private placement transactions that occurred in several closings on September 26, 2017, October 27, 2017 and November 2, 2017 in which we sold to accredited investors approximately $31,513 worth of shares of common stock (before deducting placement agent fees and expenses which are approximately $3,966), or 10,504,196 shares, at a price of $3.00 per share (the “2017 Private Placement”), placement agents received warrants to purchase an aggregate of 413,320 shares of Exicure common stock (the “Warrants”) in connection with all closings of the 2017 Private Placement. The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and have been issued on the same terms in all closings of the 2017 Private Placement. The Warrants are classified as a liability. The common stock warrant liability is remeasured each period at fair value. As of March 31, 2019, Warrants to purchase 413,320 shares of common stock remain outstanding. See Note 10, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
7. Equity-Based Compensation
As of March 31, 2019, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 694,372.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Research and development expense	$121	$96
General and administrative expense	368	269
	$489	$365

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Unamortized equity-based compensation expense at March 31, 2019 was $3,171, which is expected to be amortized over a weighted-average period of 2.5 years.
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

	Three Months Ended March 31,
	2019	2018
Expected term	6.0 to 6.1 years	5.9 to 6.0 years
Risk-free interest rate	2.56%	2.72%
Expected volatility	83.2% to 83.4%; weighted avg. 83.4%	82.4%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the three months ended March 31, 2019 and 2018 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Three months ended March 31, 2019	$2.80	$2.80
Three months ended March 31, 2018	$3.00	$3.00
The weighted-average grant date fair value of common stock options granted in the three months ended March 31, 2019 and 2018 was $2.01 and $2.13 per common stock option, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2018	4,891,588	$2.22	7.3	$7,330
Granted	297,500	2.80
Exercised	—	—
Forfeited	(63,429)	2.10
Outstanding - March 31, 2019	5,125,659	$2.26	7.0	$3,226
Exercisable - March 31, 2019	3,505,249	$1.80	6.2	$3,177
Vested and Expected to Vest - March 31, 2019	5,025,692	$2.24	7.0	$3,225
The aggregate intrinsic value of common stock options exercised during the three months ended March 31, 2018 was $18.
8. Income Taxes
The Company incurred a pretax loss in each of the three months ended March 31, 2019 and 2018, which consists entirely of loss in the U.S. and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three months ended March 31, 2019 and 2018 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three months ended March 31, 2019 and 2018.
The following is the computation of loss per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net loss	$(5,286)	$(5,509)
Weighted-average basic and diluted common shares outstanding	44,358,000	39,357,289
Loss per share - basic and diluted	$(0.12)	$(0.14)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

	March 31,
	2019	2018
Options to purchase common stock	5,125,659	4,335,729
Warrants to purchase common stock	413,320	413,320
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
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at March 31, 2019:

March 31, 2019
Expected term	2 years
Risk-free interest rate	2.25%
Expected volatility	92.24%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at March 31, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $44. A 10% change in the estimate of fair value of the common stock at March 31, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $69.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at January 1, 2019	$797
Gain included in other income (expense), net	(369)
Balance at March 31, 2019	$428
11. Leases
The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized on the balance sheet at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.
The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable. In addition, the Company’s lease arrangements may contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as a single lease component. Variable lease payments, such as real estate taxes and facility maintenance costs that are allocated by the lessor to the lessee and are not based on an index or a rate are excluded from the measurement of the lease liability.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of twelve months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Costs for variable lease payments that are not included in the lease liability are recognized as expense as incurred.
The Company’s lease arrangements consist of (i) a lease for office and laboratory space at its headquarters in Skokie, IL that commenced in March 2012 and is scheduled to end in February 2021 (the “Skokie Lease”), (ii) a lease for office space at a multi-tenant facility in Cambridge, MA that commenced in March 2019 and is cancelable at any time (the “Cambridge Lease”), and (iii) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.
The Skokie Lease includes a renewal option which the Company concluded that it is not reasonably certain that the renewal option would be exercised. Lease payments for the Skokie Lease include a fixed payment amount as well as variable payments related to a proportionate share of operating and real estate expenses.
Due to the nature of the Cambridge Lease, the Company determined that this lease represented a short-term lease with an initial term of less than twelve months and, as such, the Cambridge Lease is not recorded on the balance sheet and related lease costs are recognized in the statement of operations as they are incurred. The Company has also elected to not record the Office Equipment Leases on the balance sheet since related payment

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

amounts and lease costs are insignificant. Lease costs for the Office Equipment Leases are recognized in the statement of operations on a straight-line basis over the lease term.
The following table summarizes the presentation in the Company’s unaudited condensed consolidated balance sheets of its operating leases:

March 31, 2019
Assets:
Operating lease asset	$552
Liabilities:
Operating lease liability	$179
Operating lease liability, noncurrent	380
Total operating lease liability	$559
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Information related to the Company's operating lease asset and related operating lease liabilities were as follows:

March 31, 2019
Remaining lease term (1)	1.9 years
Discount rate	16.1%
(1) Does not include a renewal term beyond February 28, 2021. Renewal terms are included in the lease term when it is reasonably certain that the Company will exercise the option.
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

Three Months Ended March 31,
2019
Operating lease costs	$84
Short term lease costs	6
Variable lease costs	84
Total lease costs	$174
During the three months ended March 31, 2019, the Company made cash payments of $277 for operating leases.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Maturities of the Company’s lease liability as of March 31, 2019 were as follows:

Years Ending December 31,	Operating Leases
2019 (remaining nine months)	$231
2020	353
2021	59
Total	$643
Less: imputed interest	(84)
Total lease liability	$559

Current operating lease liability	$179
Noncurrent operating lease liability	380
Total lease liability	$559
Leases - ASC 840 Disclosures
Lease expense consisted of the following during the three months ended March 31, 2018:

Three Months Ended March 31,
2018
Straight-line rent expense	$83
Contingent rent expense	89
Total rent expense	$172
The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows:

Years Ending December 31,	Operating Leases
2019	$347
2020	353
2021	59
Total	$759
12. Commitments and Contingencies
Leases
Refer to Note 11, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, and (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product. In August 2015, we entered into a restated license agreement with NU (the “restated license agreement”). In February 2016, we obtained exclusive license as to NU’s rights in certain SNA technology we jointly own with NU. Our license to NU’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes. Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of March 31, 2019, the Company has paid to NU an aggregate of $3,998 in consideration of each of the obligations described above.
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
The amounts due from AuraSense, LLC in connection with the above mentioned activities were $3 and $10 at March 31, 2019 and December 31, 2018, respectively.
The following is a summary of amounts billed to AuraSense, LLC and recognized in the accompanying unaudited condensed consolidated statement of operations in connection with the above mentioned activities:

	For the Three Months Ended March 31,
	2019	2018
Quarterly fee for indirect costs	3	3
Direct costs of AuraSense LLC paid by the Company	—	1
	$3	$4
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $25 in each of the three months ended March 31, 2019 and 2018 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14. Subsequent Events
The Company has evaluated subsequent events which may require adjustment to or disclosure in the accompanying unaudited condensed consolidated financial statements and has concluded that, other than the recent developments regarding the Purdue Collaboration disclosed below, there are no subsequent events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.
Purdue Collaboration
In April 2019, Purdue notified the Company that it will not be selecting any collaboration targets pursuant to the Company’s December 2016 research collaboration, option and license agreement with Purdue (the “Purdue Collaboration.”) As a result, the Company will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. Purdue re-asserted its right to develop new anti-TNF therapeutic candidates. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, the Company also believes that it is highly unlikely that it will receive any research, regulatory and commercial sales milestones for any anti-TNF therapeutic candidates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated interim financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Operating Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, inflammatory diseases and genetic disorders based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We have advanced SNA therapeutic candidates through three Phase 1 clinical trials. These include AST-008, XCUR17 and AST-005 addressing immuno-oncology, psoriasis and psoriasis, respectively. We have also shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology.
Clinical development programs
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
We filed a CTA for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017 and began dosing patients in April 2018. The Phase 1 clinical trial, which had final patient visits in the fourth quarter of 2018, was a randomized, double-blinded, placebo-controlled trial in twenty-one patients with mild to moderate chronic plaque psoriasis designed to assess the safety of XCUR17 formulated as a topical gel, and to evaluate early signs of efficacy. All patients received three strengths of XCUR17 gel, a vehicle gel, and a positive comparator (Daivonex® cream), which were all applied on different areas of psoriatic skin within each individual patient.
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
Dermelix Collaboration
On February 17, 2019 Exicure entered into a License and Development Agreement, or the Dermelix Collaboration, with DERMELIX, LLC, d/b/a Dermelix Biotherapeutics. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome and, at Dermelix’s option, up to five additional rare skin indications.
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
Under the terms of the Dermelix Collaboration, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will undertake subsequent development, commercial activities and financial responsibility. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.

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
Genetic disorders
We are investigating the utility of our SNA technology for the treatment of neurological conditions and have ongoing research programs underway. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. Nusinersen, marketed by Biogen Inc., is a linear nucleic acid therapeutic approved by the FDA in late 2016 for the treatment of spinal muscular atrophy, or SMA. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours.
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
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue Pharma L.P., referred to as the Purdue Collaboration. As part of our collaboration with Purdue, a Phase 1b clinical trial was conducted in Germany to evaluate the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than were previously studied, however, the study did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy in patients with psoriasis. In April 2018, Purdue notified the Company it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005. Refer to “Recent Developments” below for additional information regarding the Purdue Collaboration.
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $15.6 million in revenue since inception through March 31, 2019 has been earned through our research collaboration, license, and option agreement with Purdue, as a primary contractor or as a subcontractor on government grants, or through our research, collaboration, license and option agreement with Dermelix. In addition to our revenue, from inception through March 31, 2019, we have funded our operations through private placements of preferred stock with gross proceeds totaling $42.8 million, sales of common stock in the 2017 Private Placement with gross proceeds totaling $31.5 million, sales of common stock in the August 2018 Private Placement with gross proceeds totaling $22.0 million and debt financing totaling $6.0 million. As of March 31, 2019, our cash and cash equivalents were $22.2 million.
Since our inception, we have incurred significant operating losses. Our net loss was $5.3 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, our accumulated deficit was $79.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Recent Developments
In April 2019, Purdue notified the Company that it will not be selecting any collaboration targets pursuant to the Company’s December 2016 research collaboration, option and license agreement with Purdue (the “Purdue Collaboration.”) As a result, the Company will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. Purdue re-asserted its right to develop new anti-TNF therapeutic candidates. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, the Company also believes that it is highly unlikely that it will receive any research, regulatory and commercial sales milestones for any anti-TNF therapeutic candidates.

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
Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as required by recently adopted accounting pronouncements, as discussed in Note 2 of the accompanying unaudited condensed consolidated financial statements.
Recently adopted accounting pronouncements
Refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for a description of recently adopted accounting pronouncements.
Recent accounting pronouncements not yet adopted
None.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change
Revenue:
Collaboration revenue	$25	$36	$(11)	(31)%
Total revenue	25	36	(11)	(31)%
Operating expenses:
Research and development expense	3,395	3,275	120	4%
General and administrative expense	2,208	2,045	163	8%
Total operating expenses	5,603	5,320	283	5%
Operating loss	(5,578)	(5,284)	(294)	6%
Other income (expense), net:
Interest expense	(183)	(161)	(22)	14%
Other income (loss), net	475	(64)	539	n/m
Total other income (loss), net	292	(225)	517	n/m
Net loss	$(5,286)	$(5,509)	$223	(4)%
Revenue

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change
Collaboration revenue	$25	$36	$(11)	(31)%
Total revenue	$25	$36	$(11)	(31)%
In connection with the Dermelix Collaboration, we received an upfront payment of $1.0 million in February 2019 to offset costs for future reimbursable research and development activities subject to the Dermelix Collaboration. We recorded this $1.0 million upfront payment as deferred revenue and will recognize revenue as the underlying research and development activities are performed. The collaboration revenue of $25 thousand during the three months ended March 31, 2019 is the portion of the $1.0 million deferred revenue related to the reimbursable research and development activities performed during that period, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
The collaboration revenue of $36 thousand during the three months ended March 31, 2018 related to research and development activities that were reimbursed by Purdue in connection with the Purdue Collaboration, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the Dermelix Collaboration or any future collaboration and licenses.

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change
Clinical development programs expense	$935	$1,276	$(341)	(27)%
Platform and discovery-related expense	1,137	915	222	24%
Employee-related expense	1,026	831	195	23%
Facilities, depreciation, and other expenses	297	253	44	17%
Total research and development expense	$3,395	$3,275	$120	4%

Full time employees	19	17	2
Research and development expense was $3.4 million for the three months ended March 31, 2019 and $3.3 million for the three months ended March 31, 2018, an increase of $0.1 million, or 4%. The increase in research and development expense of $0.1 million was primarily due to higher platform and discovery-related expense of $0.2 million and higher employee-related expenses of $0.2 million, mostly offset by lower clinical development programs expense of $0.3 million.
Higher platform and discovery-related expense of $0.2 million was mostly due to higher costs to maintain our intellectual property portfolio and higher costs related to contract research organizations. Higher employee-related expense of $0.2 million was due to higher compensation and related costs mostly in connection with salary increases in 2019 for existing employees and the compensation expense attributable to our Chief Operating Officer who joined the Company in April 2018.The net decrease in clinical development programs expense of $0.3 million is primarily due to lower clinical trial expense for XCUR17 incurred during the three months ended March 31. 2019.
We expect our research and development expenses to increase in 2019 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based therapeutic candidates.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change
General and administrative expense	$2,208	$2,045	$163	8%
Full time employees	7	8	(1)
General and administrative expense was $2.2 million for the three months ended March 31, 2019 and $2.0 million for the three months ended March 31, 2018, an increase of $0.2 million, or 8%. This increase is due to higher costs related to stock-based compensation, travel, and compensation and related expense. These increases were partially offset by lower legal fees of approximately $0.1 million related to a change in mix of transaction support.
Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million.

Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The increase in other income (loss), net of $0.5 million is mostly due to the fair value adjustment of our common stock warrant liability. During the three months ended March 31, 2019, we a recognized a non-cash gain of $0.4 million as compared to a non-cash loss of $0.1 million during the three months ended March 31, 2018 in connection with the fair value adjustment of our common stock warrant liability at the periods then ended.
Liquidity and Capital Resources
Overview
To date we have primarily funded our operations through private placements of equity securities, the Purdue Collaboration, a debt financing, and grants from governmental agencies. Since inception and through March 31, 2019, we have received approximately $118.3 million in aggregate gross proceeds from these transactions, including: $42.8 million in aggregate gross proceeds from private placement offerings of preferred stock; $31.5 million in gross proceeds from sales of common stock in the 2017 Private Placement; $22.0 million in gross proceeds from the sales of common stock in the August 2018 Private Placement; an upfront payment of $10.0 million in connection with the Purdue Collaboration; $6.0 million in debt financing; an aggregate of $5.0 million from grants awarded by governmental agencies; and an upfront payment of $1.0 million in connection with the Dermelix Collaboration.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of March 31, 2019, we have an accumulated deficit of $79.1 million. Based on the Company’s current operating plans, it believes that existing working capital at March 31, 2019 is sufficient to fund its current operating plans into January 2020. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
	(unaudited)	(unaudited)
Net cash used in operating activities	$(4,012)	$(4,647)
Net cash used in investing activities	(8)	—
Net cash (used in) provided by financing activities	(52)	7
Net decrease in cash and cash equivalents	$(4,072)	$(4,640)

Operating activities
Net cash used in operating activities was $4.0 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used in operating activities of $0.6 million was primarily due to the receipt of the $1.0 million upfront payment in connection with the Dermelix Collaboration, partially offset by higher cash used for working capital.
Hercules Loan and Security Agreement
On February 17, 2016, we entered into a loan and security agreement with Hercules. The loan agreement provided for funding in an aggregate principal amount of up to $10.0 million in two separate tranches. The first tranche was funded on February 17, 2016 in the amount of $6.0 million. A second tranche of $4.0 million was available provided that we met certain milestones on or before December 31, 2016. We did not meet these milestones and, therefore, we did not draw the second tranche, the availability of which expired on December 31, 2016. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest-only payments through June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date. On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts were payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date on September 1, 2019.
On March 8, 2019, the Company and Hercules further amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 and amortization payments are deferred to, and payable at, the new maturity date of March 1, 2020. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. In addition, if we prepaid the term loan on or prior to February 1, 2017, we would have been required to pay a prepayment charge equal to 3% of the amount being prepaid, if we prepaid the term loan after February 1, 2017 but on or prior to February 1, 2018, we would have been required to pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepay the term loan after February 1, 2018, we must pay a prepayment charge of 1% of the amount being prepaid. As of the date of this Quarterly Report on Form 10-Q, we have not prepaid the Hercules term loan.
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

Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical and research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on the Company’s current operating plans, it believes that existing working capital at March 31, 2019 is sufficient to fund its current operating plans into January 2020. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business during the period covered by this Quarterly Report on Form 10-Q from the contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $22.2 million and $26.3 million, respectively, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of March 31, 2019, we have generated an accumulated deficit of $79.1 million. For the three months ended March 31, 2019 and 2018, our net loss was $5.3 million and $5.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2019 and December 31, 2018, we had $22.2 million and $26.3 million in cash and cash equivalents, respectively. Based on the Company’s current operating plans, it believes that existing working capital at March 31, 2019 is sufficient to fund its current operating plans into January 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
As of March 31, 2019 and December 31, 2018, we had $22.2 million and $26.3 million in cash and cash equivalents, respectively. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.

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
During the quarter ended March 31, 2018, we identified a material weakness in internal control over financial reporting related to a deficiency in the Company’s information and communication controls, which led to ineffectively designed controls over management’s review of certain research and development contracts to ensure expenses were recognized as incurred by third-party contract research organizations. Those ineffectively designed controls arose in a prior period and resulted in an immaterial error, which we corrected in 2018 in previously issued financial statements beginning with those included in our Quarterly Reports on Form 10-Q for the period ended March 31, 2018.
Management has implemented applicable remedial controls, believes those remedial controls have operated for a sufficient period of time and has concluded that the material weakness discussed above was remediated at December 31, 2018. If the additional controls and procedures we have implemented are not effective, or if we identify new material weaknesses in the future in our internal controls over financial reporting, we may not detect errors in a timely manner and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. We may also fail to report our financial results on a timely and accurate basis, which could result in sanctions, lawsuits, or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the national stock exchange on which our securities are eventually listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
We have incurred significant losses since our inception and expect to incur continued losses in the future. We must obtain additional funds to finance our operations and to remain a going concern.
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our consolidated financial statements for the period ended March 31, 2019 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on the Company’s current operating plans, it believes that existing working capital at March 31, 2019 is sufficient to fund its current operating plans into January 2020. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2019, our patent portfolio consists of over 60 issued patents and allowed patent applications and over 135 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We have entered into a loan and security agreement with Hercules pursuant to which we may borrow in an aggregate principal amount of up to $10.0 million from Hercules at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. We were required to make interest only payments on the amounts borrowed until June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred. Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents (other than the warrant) were due and payable on the maturity date on September 1, 2019. On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts are payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date on September 1, 2019. On March 8, 2019, the Company and Hercules further amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 and amortization payments are deferred to, and payable at, the new maturity date of March 1, 2020. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. To the extent we desire to prepay the indebtedness prior to maturity, and after the date hereof, we would be obligated to pay a prepayment penalty to Hercules of 1% of the amounts being prepaid. Under the loan agreement, Hercules or its affiliates have a right to participate in a single subsequent unregistered financing by us in an amount of up $1.0 million on the same terms, conditions and pricing afforded to others participating in such financing. Hercules has not yet exercised this right to participate.
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
Our common stock is traded on the OTCQB instead of a national exchange or quotation system, so you may be unable to sell your shares to raise money or otherwise desire to liquidate your shares.
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
Based on the beneficial ownership of our common stock as of March 31, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 42.4 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1(1)	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.

3.2(1)	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.

3.3(1)	Amended and Restated Bylaws, as currently in effect.

10.1(2)	Amendment No. 4 to Loan and Security Agreement dated as of March 8, 2019 by and between Exicure OpCo and Hercules.

10.2(3) †	License and Development Agreement between Exicure, Inc. and DERMELIX LLC dated February 17, 2019.

31.1(3)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2(3)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document
† Indicates that certain confidential portions of this exhibit have been omitted.
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
(2) Incorporated by reference to the indicated exhibit in our Current Report on Form 8-K filed on March 14, 2019.
(3) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2019

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)