Form 10-Q/A
period 2019-03-31
EXICURE, INC.
filed 2019-05-14
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Exicure, Inc. (the “Company”) for the quarterly period ended March 31, 2019 originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2019 (the “Original Form 10-Q”). This amendment is an exhibit-only filing. The Company files this Amendment solely for the purpose of (i) filing Exhibit 10.3, the material terms of which were described in the Current Report on Form 8-K filed by the Company on February 22, 2019 which was inadvertently omitted from the Original Form 10-Q, and (ii) to correct and update the Exhibit Index of the Original Form 10-Q.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment restates in its entirety Part II, Item 6 and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Other than the foregoing and the recently-dated certifications of the Company, no other changes have been made to the Company’s Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on May 8, 2019, or modify or update the disclosures presented in the Original Form 10-Q, except to reflect the revisions described above.

PART II – OTHER INFORMATION
Item 6. Exhibits.
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1(1)	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.

3.2(1)	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.

3.3(1)	Amended and Restated Bylaws, as currently in effect.

10.1(2)	Amendment No. 4 to Loan and Security Agreement dated as of March 8, 2019 by and between Exicure OpCo and Hercules.

10.2(3) †	License and Development Agreement between Exicure, Inc. and DERMELIX LLC dated February 17, 2019.

10.3(4)	Separation Agreement dated as of February 1, 2019 by and among Exicure, Inc., Exicure Operating Company, and Ekambar Kandimalla.

31.1(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document
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
(3) Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as filed on May 8, 2019.
(4) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2019

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)