Form 10-Q
period 2019-06-30
EXICURE, INC.
filed 2019-08-08
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-39011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	XCUR	The Nasdaq Stock Market LLC
As of August 6, 2019, there were 75,994,790 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•	our reliance on third parties to conduct our preclinical studies and clinical trials;

•	the ability of third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	statements regarding our internal controls;

•	our financial performance; and

•	the impact of government regulation and developments relating to our competitors or our industry.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$17,175	$26,268
Unbilled revenue receivable	—	3
Receivable from related party	11	10
Prepaid expenses and other assets	1,574	1,382
Total current assets	18,760	27,663
Property and equipment, net	963	1,061
Other noncurrent assets	533	32
Total assets	$20,256	$28,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,859	$—
Accounts payable	917	500
Accrued expenses and other current liabilities	1,781	1,543
Current portion of deferred revenue	541	—
Total current liabilities	8,098	2,043
Long-term debt, net	—	4,925
Common stock warrant liability	541	797
Other noncurrent liabilities	226	39
Total liabilities	$8,865	$7,804

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 44,369,790 issued and outstanding, June 30, 2019; 44,358,000 issued and outstanding, December 31, 2018	4	4
Additional paid-in capital	76,887	75,942
Accumulated deficit	(65,500)	(54,994)
Total stockholders' equity	11,391	20,952
Total liabilities and stockholders’ equity	$20,256	$28,756
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$434	$19	$459	$55
Total revenue	434	19	459	55
Operating expenses:
Research and development expense	3,433	3,835	6,828	7,110
General and administrative expense	1,985	1,988	4,193	4,033
Total operating expenses	5,418	5,823	11,021	11,143
Operating loss	(4,984)	(5,804)	(10,562)	(11,088)
Other income (expense), net:
Interest expense	(203)	(166)	(386)	(327)
Other income (loss), net	(33)	(855)	442	(919)
Total other income (loss), net	(236)	(1,021)	56	(1,246)
Net loss	$(5,220)	$(6,825)	$(10,506)	$(12,334)

Basic and diluted loss per common share	$(0.12)	$(0.17)	$(0.24)	$(0.31)
Basic and diluted weighted-average common shares outstanding	44,368,174	39,454,821	44,363,115	39,406,324
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$20,952
Equity-based compensation	—	—	489	—	489
Net loss	—	—	—	(5,286)	(5,286)
Balance at March 31, 2019	44,358,000	$4	$76,431	$(60,280)	$16,155
Exercise of options	11,790	—	17	—	17
Equity-based compensation	—	—	439	—	439
Net loss	—	—	—	(5,220)	(5,220)
Balance at June 30, 2019	44,369,790	$4	$76,887	$(65,500)	$11,391

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	39,300,823	$4	$53,586	$(33,615)	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	1,034	1,034
Balance at January 1, 2018	39,300,823	$4	$53,586	$(32,581)	$21,009
Exercise of options	8,532	—	7	—	7
Equity-based compensation	—	—	365	—	365
Issuance of common stock, net	145,466	—	436	—	436
Net loss	—	—	—	(5,509)	(5,509)
Balance at March 31, 2018	39,454,821	$4	$54,394	$(38,090)	$16,308
Equity-based compensation	—	—	419	—	419
Net loss	—	—	—	(6,825)	(6,825)
Balance at June 30, 2018	39,454,821	$4	$54,813	$(44,915)	$9,902

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,506)	$(12,334)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	174	176
Equity-based compensation	928	784
Amortization of long-term debt issuance costs and fees	86	47
Other	36	182
Change in fair value of warrant liabilities	(256)	1,042
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	3	(11)
Receivable from related party	(1)	(28)
Prepaid expenses and other current assets	(256)	476
Other noncurrent assets	112	(32)
Accounts payable	403	(3)
Accrued expenses and other current liabilities	(66)	374
Deferred revenue	541	—
Other noncurrent liabilities	(194)	(4)
Net cash used in operating activities	(8,996)	(9,331)
Cash flows from investing activities:
Capital expenditures	(62)	(60)
Net cash used in investing activities	(62)	(60)
Cash flows from financing activities:
Proceeds from exercise of common stock options	17	7
Payment of long-term debt fees and issuance costs	(52)	—
Net cash (used in) provided by financing activities	(35)	7
Net decrease in cash and cash equivalents	(9,093)	(9,384)
Cash and cash equivalents - beginning of period	26,268	25,764
Cash and cash equivalents - end of period	$17,175	$16,380

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$—	$436
Debt fees (accrued expenses)	100	—
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	14	5
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Liquidity Risk
As of June 30, 2019, the Company has generated an accumulated deficit of $84,337 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at June 30, 2019, when combined with the net proceeds of approximately $58,811 from the sale of 31,625,000 shares of its common stock at $2.00 on August 2, 2019 (the “2019 Offering”) (see Note 14, Subsequent Events), is sufficient to fund the Company for at least the next 12 months. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2019, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, and the results of its cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.

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
The adoption of ASC 842 on January 1, 2019 resulted in the recognition of an operating lease asset of approximately $613 and operating lease liabilities of approximately $623, with no impact to operating expense, net loss, or basic and diluted loss per common share for the three and six months ended June 30, 2019. The impact to the consolidated balance sheet upon adoption of ASC 842 is as follows:

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
The Company recognized $434 and $459 of revenue under the Dermelix Collaboration during the three and six months ended June 30, 2019, respectively. The aggregate amount of the consideration received and the amount recognized as revenue as of June 30, 2019 relates to the Company’s wholly unsatisfied performance obligation. The amount is recorded as deferred revenue and amounted to $541 at June 30, 2019. As of June 30, 2019, the Company expected to recognize this amount as revenue in the third and fourth quarters of 2019 based on the related level of performance during those periods.
Purdue Collaboration
During the three and six months ended June 30, 2018, the Company recognized collaboration revenue of $19 and $55, respectively, which consisted entirely of research and development activities that were reimbursed by Purdue Pharma L.P. (“Purdue”) and is presented on a gross basis in the accompanying unaudited condensed consolidated statement of operations. In April 2019, Purdue notified the Company that it will not be selecting any collaboration targets pursuant to the Company’s December 2016 research collaboration, option and license agreement with Purdue (the “Purdue Collaboration.”) As a result, the Company will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. Purdue re-asserted its right to develop new anti-TNF therapeutic candidates. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, the Company also believes that it is highly unlikely that it will receive any research, regulatory and commercial sales milestones for any anti-TNF therapeutic candidates.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2019	December 31, 2018
Prepaid clinical, contract research and manufacturing costs	$795	$293
Prepaid insurance	120	353
Other	659	736
Prepaid expenses and other current assets	$1,574	$1,382
Property and equipment, net

	June 30, 2019	December 31, 2018
Scientific equipment	$2,051	$1,979
Leasehold improvements	192	192
Furniture and fixtures	41	41
Computers and software	26	26
Construction in process	16	12
Property and equipment, gross	2,326	2,250
Less: accumulated depreciation	(1,363)	(1,189)
Property and equipment, net	$963	$1,061
Depreciation and amortization expense was $87 and $90 for the three months ended June 30, 2019 and 2018, respectively, and $174 and $176, for the six months ended June 30, 2019 and 2018, respectively.

Other noncurrent assets

	June 30, 2019	December 31, 2018
Operating lease asset	$489	$—
Other	44	32
Other noncurrent assets	$533	$32

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accrued expenses and other current liabilities

	June 30, 2019	December 31, 2018
Accrued payroll-related expenses	$573	$899
Accrued loan fees	331	231
Accrued legal expenses	270	189
Operating lease liability	266	—
Accrued clinical, contract research and manufacturing costs	130	102
Accrued other expenses	211	122
Accrued expenses and other current liabilities	$1,781	$1,543
Other noncurrent liabilities

	June 30, 2019	December 31, 2018
Operating lease liability	$226	$—
Other	—	39
Other noncurrent liabilities	$226	$39
5. Debt
On March 8, 2019, the Company and Hercules Technology Growth Capital (“Hercules”) amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 and amortization payments are deferred to, and payable at, the new maturity date of March 1, 2020 (“Loan Amendment No. 4”). Fees of $52 paid to Hercules in connection with Loan Amendment No. 4, as well as a fee of $100 that is payable to Hercules at the new maturity date, are recorded as a reduction in the carrying amount of long-term debt on our balance sheet and will be amortized to interest expense through the new maturity date of March 1, 2020 using the effective interest method.
At June 30, 2019 and December 31, 2018, the carrying value of the current and noncurrent portion of long-term debt is $4,859 and $4,925, respectively.
At June 30, 2019, the principal maturities of the long-term debt were as follows:

June 30, 2019
2019	$—
2020	4,999
Principal balance outstanding	4,999
less: unamortized discount and debt issuance costs	(140)
Long-term debt	4,859
Current portion	4,859
Noncurrent portion	$—

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company paid interest on debt of $152 and $143 during the three months ended June 30, 2019 and 2018, respectively, and $301 and $279 during the six months ended June 30, 2019 and 2018, respectively.
6. Stockholders’ Equity
Preferred Stock
As of June 30, 2019 and December 31, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of June 30, 2019 and December 31, 2018, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2019, the Company had 44,369,790 shares issued and outstanding. As of December 31, 2018, the Company had 44,358,000 shares issued and outstanding.
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
See Note 14, Subsequent Events for information on the sale of common stock in the 2019 Offering.
Common Stock Warrants
In connection with the private placement transactions that occurred in several closings on September 26, 2017, October 27, 2017 and November 2, 2017 in which we sold to accredited investors approximately $31,513 worth of shares of common stock (before deducting placement agent fees and expenses which are approximately $3,966), or 10,504,196 shares, at a price of $3.00 per share (the “2017 Private Placement”), placement agents received warrants to purchase an aggregate of 413,320 shares of Exicure common stock (the “Warrants”) in connection with all closings of the 2017 Private Placement. The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and have been issued on the same terms in all closings of the 2017 Private Placement. The Warrants are classified as a liability. The common stock warrant liability is remeasured each period at fair value. As of June 30, 2019, Warrants to purchase 413,320 shares of common stock remain outstanding. See Note 10, Fair Value Measurements for more information on the fair value of the common stock warrant liability.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7. Equity-Based Compensation
As of June 30, 2019, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 729,368.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expense	$103	$124	$224	$220
General and administrative expense	336	295	704	564
	$439	$419	$928	$784
Unamortized equity-based compensation expense at June 30, 2019 was $2,679, which is expected to be amortized over a weighted-average period of 2.4 years.
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

	Six Months Ended June 30,
	2019	2018
Expected term	5.3 to 6.1 years	5.3 to 6.0 years
Risk-free interest rate	1.86% to 2.56%; weighted avg. 2.34%	2.72% to 2.86%; weighted avg. 2.76%
Expected volatility	83.2% to 86.7%; weighted avg. 84.4%	78.1% to 82.4%; weighted avg. 80.9%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The fair value of the underlying common stock and the exercise price for the common stock options granted during the six months ended June 30, 2019 and 2018 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Six months ended June 30, 2019	$2.78 to $2.80; weighted avg. $2.79	$2.78 to $2.80; weighted avg. $2.79
Six months ended June 30, 2018	$3.00 to $5.82; weighted avg. $3.27	$3.00 to $5.82; weighted avg. $3.27
The weighted-average grant date fair value of common stock options granted in the six months ended June 30, 2019 and 2018 was $1.99 and $2.27 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2018	4,891,588	$2.22	7.3	$7,330
Granted	430,965	2.79
Exercised	(11,790)	1.45
Forfeited	(231,890)	2.86
Outstanding - June 30, 2019	5,078,873	$2.24	6.7	$4,523
Exercisable - June 30, 2019	3,772,524	$1.91	6.0	$4,450
Vested and Expected to Vest - June 30, 2019	5,000,794	$2.23	6.6	$4,522
The aggregate intrinsic value of common stock options exercised during the six months ended June 30, 2019 and 2018 was $17 and $18, respectively.
8. Income Taxes
The Company incurred a pretax loss in each of the three and six months ended June 30, 2019 and 2018, which consists entirely of loss in the U.S. and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and six months ended June 30, 2019 and 2018 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and six months ended June 30, 2019 and 2018.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is the computation of loss per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5,220)	$(6,825)	$(10,506)	$(12,334)
Weighted-average basic and diluted common shares outstanding	44,368,174	39,454,821	44,363,115	39,406,324
Loss per share - basic and diluted	$(0.12)	$(0.17)	$(0.24)	$(0.31)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

	June 30,
	2019	2018
Options to purchase common stock	5,078,873	4,796,732
Warrants to purchase common stock	413,320	413,320
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
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at June 30, 2019:

June 30, 2019
Expected term	1.8 years
Risk-free interest rate	1.78%
Expected volatility	95.25%
Expected dividend yield	—%

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A 10% change in the estimate of expected volatility at June 30, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $48. A 10% change in the estimate of fair value of the common stock at June 30, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $86.
The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at January 1, 2019	$797
Gain included in other income (expense), net	(256)
Balance at June 30, 2019	$541
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Due to the nature of the Cambridge Lease, the Company determined that this lease represented a short-term lease with an initial term of less than twelve months and, as such, the Cambridge Lease is not recorded on the balance sheet and related lease costs are recognized in the statement of operations as they are incurred. The Company has also elected to not record the Office Equipment Leases on the balance sheet since related payment amounts and lease costs are insignificant. Lease costs for the Office Equipment Leases are recognized in the statement of operations on a straight-line basis over the lease term.
The following table summarizes the presentation in the Company’s unaudited condensed consolidated balance sheets of its operating leases:

June 30, 2019
Assets:
Operating lease asset	$489
Liabilities:
Operating lease liability	$266
Operating lease liability, noncurrent	226
Total operating lease liability	$492
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Information related to the Company's operating lease asset and related operating lease liabilities were as follows:

June 30, 2019
Remaining lease term (1)	1.7 years
Discount rate	16.1%
(1) Does not include a renewal term beyond February 28, 2021. Renewal terms are included in the lease term when it is reasonably certain that the Company will exercise the option.
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs	$84	$168
Short term lease costs	31	37
Variable lease costs	91	175
Total lease costs	$206	$380
During the three and six months ended June 30, 2019, the Company made cash payments of $214 and $491 for operating leases, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Maturities of the Company’s lease liability as of June 30, 2019 were as follows:

Years Ending December 31,	Operating Leases
2019 (remaining six months)	$144
2020	353
2021	59
Total	$556
Less: imputed interest	(64)
Total lease liability	$492

Current operating lease liability	266
Noncurrent operating lease liability	226
Total lease liability	$492
Leases - ASC 840 Disclosures
Lease expense consisted of the following during the three and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Straight-line rent expense	$83	$166
Contingent rent expense	75	164
Total rent expense	$158	$330
The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows:

Years Ending December 31,	Operating Leases
2019	$347
2020	353
2021	59
Total	$759
12. Commitments and Contingencies
Leases
Refer to Note 11, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, and (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product. In August 2015, we entered into a restated license agreement with NU (the “restated license agreement”). In February 2016, we obtained exclusive license as to NU’s rights in certain SNA technology we jointly own with NU. Our license to NU’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes. Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of June 30, 2019, the Company has paid to NU an aggregate of $4,008 in consideration of each of the obligations described above.
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
The amounts due from AuraSense, LLC in connection with the above mentioned activities were $11 and $10 at June 30, 2019 and December 31, 2018, respectively.
The following is a summary of amounts billed to AuraSense, LLC and recognized in the accompanying unaudited condensed consolidated statement of operations in connection with the above mentioned activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Quarterly fee for indirect costs	3	3	$6	$6
Direct costs of AuraSense LLC paid by the Company	5	21	5	22
	$8	$24	$11	$28
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $50 in each of the six months ended June 30, 2019 and 2018 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14. Subsequent Events
The Company has evaluated subsequent events which may require adjustment to or disclosure in the accompanying unaudited condensed consolidated financial statements and has concluded that, other than the financing transaction disclosed below, there are no subsequent events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.
2019 Offering
On August 2, 2019, we completed the sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price (the “2019 Offering”).  We received gross proceeds of $63,250 in the 2019 Offering before deducting underwriting discounts and commissions and estimated offering expenses of approximately $4,439.

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
Operating Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, inflammatory diseases and genetic disorders based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We have advanced our SNA therapeutic candidates through three Phase 1 clinical trials. These candidates include AST-008 addressing immuno-oncology, and XCUR17 and AST-005 addressing psoriasis. We have also shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology.
Clinical development programs
Immuno-oncology
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9 receptors. We believe AST-008 may be used for immuno-oncology applications as a monotherapy or in combination with checkpoint inhibitors. Checkpoint inhibitors are therapeutics that prevent tumors from evading destruction by the immune system. We have observed that the administration of AST-008 as a monotherapy can have anti-tumor activity in mouse models of colon cancer, breast cancer, lymphoma and melanoma. We have also observed that, in preclinical studies in a variety of tumor models, AST-008, applied in combination with certain checkpoint inhibitors, exhibited anti-tumor responses and survival rates that were greater than those demonstrated by checkpoint inhibitors alone. We have also demonstrated that AST-008 was active when administered subcutaneously, intratumorally or intravenously, in both prevention and established mouse tumor models. The administration of AST-008 also produced localized as well as abscopal anti-tumor activity in mouse cancer models. Additionally, the administration of AST-008 in combination with certain checkpoint inhibitors conferred adaptive immunity in breast and colon cancer mouse models.
During the fourth quarter of 2018 the U.S. Food and Drug Administration, or the FDA, opened the investigational new drug application, or IND, for AST-008 and informed us that our proposed Phase 1b/2 trial may proceed. During the first half of 2019, we opened five clinical trial sites and began recruiting and dosing patients in that trial. The Phase 1b/2 is an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We plan to recruit patients with advanced or metastatic Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1. As of July 28, 2019, we have dosed nine patients in the first three cohorts of the Phase 1b stage of the clinical trial. We have observed no treatment related serious adverse events, or SAEs, nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. We are now proceeding to the fourth dosing cohort in the clinical trial. We intend to disclose results from the Phase 1b stage of the clinical trial in late 2019 and initiate the Phase 2 stage of the trial in 2020.
Inflammatory diseases
XCUR17
XCUR17 is an SNA that targets the mRNA that encodes interleukin 17 receptor alpha, or IL-17RA, a protein that is considered essential in the initiation and maintenance of psoriasis. Although the availability of inhibitors of TNF revolutionized the systemic treatment of severe psoriasis, studies of disease pathogenesis have shifted attention to the IL-17 pathway in which IL-17RA is a key driver of psoriasis. Our strategy is to reduce the levels of IL-17RA in the skin by topically applying XCUR17. In preclinical studies, XCUR17 inhibited IL-17RA in the keratinocytes of the skin.
We filed a clinical trial authorization, or CTA, for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017, and we began dosing patients in April 2018. The Phase 1 clinical trial, which had final patient visits in the fourth quarter of 2018, was a randomized, double-blinded, placebo-controlled trial in 21 patients with mild to moderate chronic plaque psoriasis designed to assess the safety of XCUR17 formulated as a topical gel, and to evaluate early signs of efficacy. All patients received three strengths of XCUR17 gel, a vehicle gel, and a positive comparator (Daivonex® cream), which were all applied on different areas of psoriatic skin within each individual patient.
In the fourth quarter of 2018, we reported results from the Phase 1 trial of XCUR17. In the case of XCUR17, of the 21 treated patients, 11 treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, the highest strength XCUR17 gel showed a statistically significant improvement in psoriasis symptoms versus the vehicle gel. By comparison, 17 of the 21 patients treated with the positive comparator showed a clinical response, while four patients treated with the placebo vehicle had a clinical response.
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
Dermelix Collaboration
On February 17, 2019, we entered into a License and Development Agreement, or the Dermelix License Agreement, with DERMELIX, LLC, d/b/a Dermelix Biotherapeutics. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome, or NS, and, at Dermelix’s option, up to five additional rare skin indications.
Dermelix will initially develop a targeted therapy for the treatment of NS. NS is a rare and severe autosomal recessive disorder caused by loss-of-function mutations in the SPINK5 gene, which encodes the serine protease inhibitor LEKTI involved in skin barrier function. NS affects approximately one in 200,000 children born each year, and is characterized by severely inflamed, red, scaled, itchy skin, and patients are at increased risk of mortality in the first year of life due to recurrent infections and dehydration as a result of the impaired skin barrier. Currently, there are no approved treatments for NS patients and off-label use of standard of care treatments are of limited utility. In partnership with Dermelix, we will seek to open an IND for a proposed SNA therapeutic for NS in 2020.
Under the terms of the Dermelix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early-stage development for each indication up to IND enabling toxicology studies. Dermelix will undertake subsequent development, commercial activities and financial responsibility. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.
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
On June 26, 2019, we announced data from a preclinical study evaluating the biodistribution of SNAs in the non-human primate central nervous system. In our study, 7mg of radio-labeled SNAs were injected intrathecally into cynomolgus monkeys. The biodistribution of the SNAs was followed for 14 days by PET/CT scans. SNAs were observed throughout the entire brain and were found both in the brain stem as well as inside the brain. High content of SNA was observed in all 46 regions of the brain examined. These key data indicate that the SNA platform may be well-suited for development of new therapeutics directed towards diseases of the central nervous system.
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
On December 2, 2016, we entered into a research collaboration, option and license agreement with Purdue Pharma L.P., referred to as the Purdue Collaboration. As part of our collaboration with Purdue, a Phase 1b clinical trial was conducted in Germany to evaluate the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than were previously studied, however, the study did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy in patients with psoriasis. In April 2018, Purdue notified us that it had declined to exercise its option to develop AST-005 at that time, but that it also intended to retain rights relating to the TNF target, and Purdue reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights to AST-005.
In April 2019, Purdue notified us that it will not be selecting any collaboration targets pursuant to the Purdue Collaboration. As a result, we will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. Purdue re-asserted its right to develop new anti-TNF therapeutic candidates. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, we also believe that it is highly unlikely that we will receive any research, regulatory and commercial sales milestones for any anti-TNF therapeutic candidates.
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $16.0 million in revenue since inception through June 30, 2019 has been earned through our research collaboration, license, and option agreement with Purdue, as a primary contractor or as a subcontractor on government grants, or through our research, collaboration, license and option agreement with Dermelix. In addition to our revenue, from inception through June 30, 2019, we have funded our operations through private placements of preferred stock with gross proceeds totaling $42.8 million, sales of common stock in the 2017 Private Placement with gross proceeds totaling $31.5 million, sales of common stock in the August 2018 Private Placement with gross proceeds totaling $22.0 million and debt financing totaling $6.0 million. As of June 30, 2019, our cash and cash equivalents were $17.2 million.
Refer to “Recent Developments” below for information on our sale of 31,625,000 shares of our common stock at $2.00 on August 2, 2019 for gross proceeds of $63.3 million (before deducting underwriting discounts and commissions and estimated offering expenses of approximately $4.4 million).
Since our inception, we have incurred significant operating losses. Our net loss was $5.2 million and $6.8 million for the three months ended June 30, 2019 and 2018, respectively, and $10.5 million and $12.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, our accumulated deficit was $84.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Recent Developments
2019 Offering
On August 2, 2019, we completed the sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price (the “2019 Offering”).  We received gross proceeds of $63.3 million in the 2019 Offering before deducting underwriting discounts and commissions and estimated offering expenses of approximately $4.4 million.
Trading of Common Stock
The common stock of Exicure, Inc. commenced trading on the Nasdaq Capital Market on July 31, 2019 under the ticker symbol “XCUR.” The common stock of Exicure, Inc. was previously quoted on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “XCUR.”
Board of Director Appointments
On July 21, 2019, our Board of Directors, or the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed each of Timothy P. Walbert and Jeffrey L. Cleland to the Board, effective immediately. Each of Mr. Walbert and Dr. Cleland will serve as a Class II director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2021 or until his earlier death, resignation or removal.
On July 31, 2019, the Board approved an increase to the authorized number of members of the Board from eight to ten. Upon completion of the 2019 Offering on August 2, 2019, the Board appointed Bali Muralidhar and Bosun Hau to the Board, effective immediately. Dr. Muralidhar will serve as a Class I director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2022 or until his earlier, death, resignation or removal. Mr. Hau will serve as a Class III director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2020 or until his earlier, death, resignation or removal.
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
Recent accounting pronouncements not yet adopted
None.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	Change
Revenue:
Collaboration revenue	$434	$19	$415	2,184%
Total revenue	434	19	415	2,184%
Operating expenses:
Research and development expense	3,433	3,835	(402)	(10)%
General and administrative expense	1,985	1,988	(3)	—%
Total operating expenses	5,418	5,823	(405)	(7)%
Operating loss	(4,984)	(5,804)	820	(14)%
Other income (expense), net:
Interest expense	(203)	(166)	(37)	22%
Other income (loss), net	(33)	(855)	822	(96)%
Total other income (loss), net	(236)	(1,021)	785	(77)%
Net loss	$(5,220)	$(6,825)	$1,605	(24)%
Revenue

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	Change
Collaboration revenue	$434	$19	$415	2,184%
Total revenue	$434	$19	$415	2,184%
In connection with the Dermelix Collaboration, we received an upfront payment of $1.0 million in February 2019 to offset costs for future reimbursable research and development activities subject to the Dermelix Collaboration. We recorded this $1.0 million upfront payment as deferred revenue and will recognize revenue as the underlying research and development activities are performed. The collaboration revenue of $0.4 million during the three months ended June 30, 2019 is the portion of the $1.0 million deferred revenue related to the reimbursable research and development activities performed during that period, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
The collaboration revenue of $19 thousand during the three months ended June 30, 2018 related to research and development activities that were reimbursed by Purdue in connection with the Purdue Collaboration, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
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

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	Change
Clinical development programs expense	$922	$1,484	$(562)	(38)%
Platform and discovery-related expense	1,191	1,093	98	9%
Employee-related expense	1,042	1,008	34	3%
Facilities, depreciation, and other expenses	278	250	28	11%
Total research and development expense	$3,433	$3,835	$(402)	(10)%

Full time employees	23	20	3
Research and development expense was $3.4 million for the three months ended June 30, 2019 and $3.8 million for the three months ended June 30, 2018, a decrease of $0.4 million, or 10%. The decrease in research and development expense of $0.4 million was primarily due to lower clinical development programs expense of $0.6 million, partially offset by higher platform and discovery-related expense of $0.1 million.
Lower clinical development programs expense of $0.6 million is primarily due to lower clinical trial expense for XCUR17 incurred during the three months ended June 30, 2019, partially offset by higher clinical trial expense for AST-008. Higher platform and discovery-related expense of $0.1 million was mostly due to higher materials, reagents, and lab supply costs mostly in connection with increased research and development activities related to the Dermelix Collaboration.
We expect our research and development expenses to increase in 2019 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based therapeutic candidates.
General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	Change
General and administrative expense	$1,985	$1,988	(3)	—%
Full time employees	7	8	(1)
General and administrative expense was $2.0 million for both the three months ended June 30, 2019 and 2018. Higher costs related to compensation and related expense, travel, stock-based compensation, and lease costs associated with our Cambridge, MA office lease were offset by lower legal cost of approximately $0.2 million related to a change in mix of transaction support.
Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million.

Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The decrease in other income (loss), net of $0.8 million is mostly due to the fair value adjustment of our common stock warrant liability. During the three months ended June 30, 2019, we a recognized a non-cash loss of $0.1 million as compared to a non-cash loss of $0.9 million during the three months ended June 30, 2018 in connection with the fair value adjustment of our common stock warrant liability at the periods then ended.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change
Revenue:
Collaboration revenue	$459	$55	$404	735%
Total revenue	459	55	404	735%
Operating expenses:
Research and development expense	6,828	7,110	(282)	(4)%
General and administrative expense	4,193	4,033	160	4%
Total operating expenses	11,021	11,143	(122)	(1)%
Operating loss	(10,562)	(11,088)	526	(5)%
Other income (expense), net:
Interest expense	(386)	(327)	(59)	18%
Other income (loss), net	442	(919)	1,361	n/m
Total other income (loss), net	56	(1,246)	1,302	(104)%
Net loss	$(10,506)	$(12,334)	$1,828	(15)%
Revenue

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change
Collaboration revenue	$459	$55	$404	735%
Total revenue	$459	$55	$404	735%
In connection with the Dermelix Collaboration, we received an upfront payment of $1.0 million in February 2019 to offset costs for future reimbursable research and development activities subject to the Dermelix Collaboration. We recorded this $1.0 million upfront payment as deferred revenue and will recognize revenue as the underlying research and development activities are performed. The collaboration revenue of $0.5 million during the six months ended June 30, 2019 is the portion of the $1.0 million deferred revenue related to the reimbursable research and development activities performed during that period, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
The collaboration revenue of $0.1 million during the six months ended June 30, 2018 related to research and development activities that were reimbursed by Purdue in connection with the Purdue Collaboration, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.

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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change
Clinical development programs expense	$1,856	$2,760	$(904)	(33)%
Platform and discovery-related expense	2,329	2,008	321	16%
Employee-related expense	2,068	1,840	228	12%
Facilities, depreciation, and other expenses	575	502	73	15%
Total research and development expense	$6,828	$7,110	$(282)	(4)%

Full time employees	23	20	3
Research and development expense was $6.8 million for the six months ended June 30, 2019 and $7.1 million for the six months ended June 30, 2018, a decrease of $0.3 million, or 4%. The decrease in research and development expense of $0.3 million was primarily due to lower clinical development programs expense of $0.9 million, partially offset by higher platform and discovery-related expense of $0.3 million and higher employee-related expenses of $0.2 million.
Lower clinical development programs expense of $0.9 million is primarily due to lower clinical trial expense for XCUR17 incurred during the six months ended June 30, 2019, partially offset by higher clinical trial expense for AST-008. Higher platform and discovery-related expense of $0.3 million was mostly due to higher costs to maintain our intellectual property portfolio, higher materials, reagents, and lab supply costs mostly in connection with increased research and development activities related to the Dermelix Collaboration, and higher costs related to contract research organizations. Higher employee-related expense of $0.2 million was due to higher compensation and related costs mostly in connection with salary increases in 2019 for existing employees and the compensation expense attributable to our Chief Operating Officer who joined the Company in April 2018.
We expect our research and development expenses to increase in 2019 as we continue spending on our clinical development programs, further develop our SNA technology platform and broaden our pipeline of SNA-based therapeutic candidates.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change
General and administrative expense	$4,193	$4,033	$160	4%
Full time employees	7	8	(1)
General and administrative expense was $4.2 million for the six months ended June 30, 2019 and $4.0 million for the six months ended June 30, 2018, an increase of $0.2 million, or 4%. This increase is due to higher costs related to stock-based compensation, travel, and compensation and related expense. These increases were partially offset by lower legal fees of approximately $0.4 million related to a change in mix of transaction support.

Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million.
Other income (loss), net
Other income (loss), net consists of interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The increase in other income (loss), net of $1.4 million is mostly due to the fair value adjustment of our common stock warrant liability. During the six months ended June 30, 2019, we a recognized a non-cash gain of $0.3 million as compared to a non-cash loss of $1.0 million during the six months ended June 30, 2018 in connection with the fair value adjustment of our common stock warrant liability at the periods then ended.
Liquidity and Capital Resources
Overview
Through June 30, 2019, we have primarily funded our operations through private placements of equity securities, the Purdue Collaboration, a debt financing, and grants from governmental agencies. Since inception and through June 30, 2019, we have received approximately $118.3 million in aggregate gross proceeds from these transactions, including: $42.8 million in aggregate gross proceeds from private placement offerings of preferred stock; $31.5 million in gross proceeds from sales of common stock in the 2017 Private Placement; $22.0 million in gross proceeds from the sales of common stock in the August 2018 Private Placement; an upfront payment of $10.0 million in connection with the Purdue Collaboration; $6.0 million in debt financing; an aggregate of $5.0 million from grants awarded by governmental agencies; and an upfront payment of $1.0 million in connection with the Dermelix Collaboration.
In March 2019, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
On August 2, 2019, we completed the sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price.  We received gross proceeds of $63.3 million in the 2019 Offering before deducting underwriting discounts and commissions and estimated offering expenses of approximately $4.4 million.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of June 30, 2019, we had an accumulated deficit of $84.3 million since inception. Based on our current operating plans, we believe that existing working capital at June 30, 2019, when combined with the net proceeds of approximately $58.8 million from the 2019 Offering, is sufficient to fund our operations for at least the next 12 months. See “—Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
	(unaudited)	(unaudited)
Net cash used in operating activities	$(8,996)	$(9,331)
Net cash used in investing activities	(62)	(60)
Net cash (used in) provided by financing activities	(35)	7
Net decrease in cash and cash equivalents	$(9,093)	$(9,384)
Operating activities
Net cash used in operating activities was $9.0 million and $9.3 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash used in operating activities of $0.3 million was primarily due to the receipt of the $1.0 million upfront payment in connection with the Dermelix Collaboration, partially offset by higher cash used for working capital.
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
Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical and research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on our current operating plans, we believe that existing working capital at June 30, 2019, when combined with the net proceeds of approximately $58.8 million from the 2019 Offering, is sufficient to fund our operations for at least the next 12 months. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $17.2 million and $26.3 million, respectively, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of June 30, 2019, we have generated an accumulated deficit of $84.3 million. For the six months ended June 30, 2019 and 2018, our net loss was $10.5 million and $12.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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

•
delays in submitting INDs or CTAs, or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs or ethics committees to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2019 and December 31, 2018, we had $17.2 million and $26.3 million in cash and cash equivalents, respectively. On August 2, 2019, we completed the 2019 Offering pursuant to which we raised net proceeds of approximately $58.8 million. Based on our current operating plans, we believe that existing working capital at June 30, 2019, when combined with the net proceeds from the 2019 Offering, is sufficient to fund our current operating plans for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
As our therapeutic candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.
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
If we or current or future collaborators, manufacturers or service providers fail to comply with applicable requirements, these regulatory authorities could refuse to issue necessary approvals for marketing and commercialization. Even if we receive marketing and commercialization approval of a therapeutic candidate, we and our third party service providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities for such therapeutic, record keeping, distribution, and import and export of therapeutics for any therapeutic for which we obtain marketing approval. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the therapeutic and clinical results that are reported after a therapeutic is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a therapeutic or to require withdrawal of the therapeutic from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategies, or REMS, plan either before or after approval, which may impose further requirements or restrictions on the distribution or use of an approved therapeutic. The EMA now routinely requires risk management plans, or RMPs, as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, for nationally authorized medicinal products, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about the risk/benefit balance of the product.
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
As of June 30, 2019 and December 31, 2018, we had $17.2 million and $26.3 million in cash and cash equivalents, respectively. Additionally, on August 2, 2019, we received approximately $58.8 million in net proceeds from the 2019 Offering. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
We previously identified a material weakness in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be adversely affected, and we may become subject to litigation and regulatory investigation.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2019, our patent portfolio consists of over 85 issued patents and allowed patent applications and over 125 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on August 2, 2019 we completed the 2019 Offering, pursuant to which we issued and sold 31,625,000 shares of our common stock. In addition, we have filed, and the SEC has declared effective, a registration statement to register the resale of up to 39,714,143 shares of our common stock issued in connection with the Merger and the 2017 Private Placement or held by pre-Merger stockholders of us. Further, we have filed, and the SEC has declared effective, a registration statement to register the resale of up to 5,034,683 shares of our common stock, consisting of (i) 4,889,217 shares that were privately issued through the August 2018 Private Placement and (ii) 145,466 shares that were privately issued in connection with consulting services on February 1, 2018. Such registration statements will permit the resale of these shares at any time while the registration statements remain effective. The issuance of the shares pursuant to the 2019 Offering and/or the resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the 2019 Offering or an offering pursuant to this registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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
An active trading market for our common stock may not develop or be sustainable. If an active trading market does not develop, investors may not be able to resell their shares at or above the price for which they were purchased and our ability to raise capital in the future may be impaired.
Our common stock was recently listed on the Nasdaq Capital Market and began trading on July 31, 2019. Although our common stock is listed on The Nasdaq Capital Market, an active trading market for our shares may never develop or, if developed, be maintained. If an active market for our common stock does not develop or is not maintained, it may be difficult for investors to sell shares without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
We may not be able to meet the continued listing requirements for the Nasdaq Capital Market or another nationally recognized stock exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
In connection with the 2019 Offering, our common stock was approved for listing on the Nasdaq Capital Market under the symbol “XCUR” and began trading on July 31, 2019.
In order to remain listed on the Nasdaq Capital Market, we will be required to meet the continued listing requirements of the Nasdaq Capital Market or any other U.S. or nationally recognized stock exchange to which we may apply and be approved for listing. We may be unable to satisfy these continued listing requirements, and there is no guarantee that our common stock will remain listed on the Nasdaq Capital Market or any other U.S. or nationally recognized stock exchange. If, after listing, our common stock is delisted from the Nasdaq Capital Market or any other U.S. or nationally recognized stock exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity with respect to the market for our common stock;

•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to different rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock

•	a limited amount of news and analyst coverage; and

•	decreased ability to issue additional shares of our common stock or obtain additional financing in the future.
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
Based on the beneficial ownership of our common stock as of June 30, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 42.4 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Date: August 8, 2019

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)