Form 10-K/A
period 2018-12-31
EXICURE, INC.
filed 2019-09-23
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K/A
(Amendment No. 1)
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39011
______________________________________
EXICURE, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	81-5333008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8045 Lamon Avenue
Suite 410
Skokie, IL 60077
(Address of principal executive offices and Zip Code)
(847) 673-1700
(Registrant’s telephone number, including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2018 of Exicure, Inc. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “Original Form 10-K”). This Amendment is being filed to provide (i) a revised version of KPMG LLP’s (“KPMG”) report to include a statement inadvertently omitted by KPMG from the previously filed version included in the Original Form 10-K that states the Company was not required to have audited, and KPMG did not audit, the Company’s internal controls over financial reporting and (ii) revised disclosures in Item 9A. - “Controls and Procedures” to clarify management's responsibility, assessment, and conclusion regarding the effectiveness of internal controls over financial reporting and disclosure controls and procedures required by Item 9A, based on management’s assessment over internal controls over financial reporting that was completed as of the date the Original Form 10-K was filed. These changes do not in any way change the opinion expressed by KPMG LLP in its original report.
As a result, this Amendment contains only the Cover Page to this Form 10-K/A, this Explanatory Note, Item 8, Item 9A, the Exhibit Index, the Signature Page, a revised Exhibit 23.1 and the revised certifications in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
This Amendment is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and with subsequent filings with the SEC. This Amendment does not reflect events occurring after the filing of the Original Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Original Form 10-K in any way.
NOTE REGARDING COMPANY REFERENCES
Unless the context otherwise requires, the “Company,” “Exicure,” “we,” “us” and “our” refers to Exicure, Inc., a Delaware corporation, and, where appropriate, its subsidiary.

EXICURE, INC.
ANNUAL REPORT ON FORM 10-K/A

PART II
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Common Stock Warrants
As discussed above, in connection with the 2017 Private Placement, placement agents received warrants to purchase an aggregate of 413,320 shares of Exicure common stock in connection with all closings of the 2017 Private Placement. The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and have been issued on the same terms in all closings of the 2017 Private Placement. The Warrants are classified as a liability. The common stock warrant liability is remeasured each period at fair value. As of December 31, 2018, Warrants to purchase 413,320 shares of common stock remain outstanding. See Note 10, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
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
(3) - As discussed in Note 1, Description of Business and Basis of Presentation - The Merger, shares of preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into an aggregate of 26,476,543 shares of common stock. As such, these shares of common stock are included in the computation of basic and diluted loss per common share beginning with September 26, 2017 and excluded from the computation of basic and diluted loss per common share for dates prior to September 26, 2017.

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

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Annual Report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company and an “emerging growth company” as of December 31, 2018, as defined in the Jumpstart Our Business Startups Act of 2012.
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
1. Financial Statements
See Index to Financial Statements on page 5 of this report.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this report.

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
			8-K (Exhibit 2.1)	10/2/2017	000-55764

3.1	Certificate of Merger relating to the merger of Max-1 Acquisition Sub., Inc. with and into Exicure OpCo, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.1)	10/2/2017	000-55764

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.2)	10/2/2017	000-55764

3.3	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		8-K (Exhibit 3.3)	10/2/2017	000-55764

3.4	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K (Exhibit 4.1)	10/2/2017	000-55764

4.2	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.2)	10/2/2017	000-55764

4.3	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.1)	8/28/2018	000-55764

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5	Form of Subscription Agreement by and between the Company and each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.5)	10/2/2017	000-55764

10.6+	Form of Amended and Restated Board Member Service Agreement by and between Exicure OpCo and each of its non-executive directors.	8-K (Exhibit 10.6)	10/2/2017	000-55764

10.7+	Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David A. Giljohann, Ph.D.	8-K (Exhibit 10.7)	10/2/2017	000-55764

10.8+	Amended and Restated Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David S. Snyder.	8-K (Exhibit 10.8)	10/2/2017	000-55764

10.9+	Employment Offer Letter dated as of September 16, 2015 by and between Exicure OpCo and Ekambar Kandimalla, Ph.D.	8-K (Exhibit 10.9)	10/2/2017	000-55764

10.10+	First Amendment to Offer Letter dated as of January 8, 2016 by and between Exicure OpCo and Ekambar Kandimalla, Ph.D.	8-K (Exhibit 10.10)	10/2/2017	000-55764

10.11+	Offer Letter dated as of January 18, 2018 by and between Exicure, Inc. and Matthias G. Schroff, Ph.D.	10-Q (Exhibit 10.1)	5/15/18	000-55764

10.12+	Consulting Agreement dated as of October 1, 2011 by and between AuraSense Therapeutics, LLC and Chad A. Mirkin, Ph.D.	8-K (Exhibit 10.11)	10/2/2017	000-55764

10.13	Lease Agreement dated as of February 13, 2012 by and between AuraSense Therapeutics, LLC and FC Skokie SPE, LLC.	8-K (Exhibit 10.12)	10/2/2017	000-55764

10.14	Letter dated as of March 12, 2012 regarding the Lease Agreement by and between AuraSense Therapeutics, LLC and FC Skokie SPE, LLC.	8-K (Exhibit 10.13)	10/2/2017	000-55764

10.15	First Amendment to Lease dated as of March 31, 2014 by and between AuraSense Therapeutics, LLC and FC Skokie PQ, LLC, as successor in interest to FC Skokie SPE, LLC.	8-K (Exhibit 10.14)	10/2/2017	000-55764

10.16	Second Amendment to Lease dated as of May 26, 2016 by and between Exicure OpCo and FC Skokie PQ, LLC, as successor in interest to FC Skokie SPE, LLC.	8-K (Exhibit 10.15)	10/2/2017	000-55764

10.17	Loan and Security Agreement dated as of February 17, 2016 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.16)	10/2/2017	000-55764

10.18	Amendment No. 1 to Loan and Security Agreement dated as of October 10, 2016 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.17)	10/2/2017	000-55764

10.18.1	Amendment No. 2 to Loan and Security Agreement dated as of January 15, 2018 by and between Exicure OpCo and Hercules.	S-1/A (Exhibit 10.17.1)	1/26/2018	333-221791

10.18.2	Amendment No. 3 to Loan and Security Agreement dated as of December 28, 2018 by and between Exicure OpCo and Hercules.	10-K (Exhibit 10.18.2)	3/8/2019	000-55764

10.19+	Form of Pre-Merger Indemnity Agreement.	8-K (Exhibit 10.18)	10/2/2017	000-55764

10.20	Form of Common Stock Purchase Agreement.	8-K (Exhibit 10.1)	6/19/2017	000-55764

10.21*	Restated License Agreement between Exicure OpCo and Northwestern University dated as of August 15, 2015.	8-K/A (Exhibit 10.20)	11/7/2017	000-55764

10.22*	License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.	8-K/A (Exhibit 10.21)	11/7/2017	000-55764

10.23*	License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.	8-K/A (Exhibit 10.22)	11/7/2017	000-55764

10.24*	Amendment One to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 27, 2016.	8-K/A (Exhibit 10.23)	11/7/2017	000-55764

10.25*	Research Collaboration, Option and License Agreement between Exicure OpCo and Purdue Pharma L.P. dated as of December 2, 2016.	8-K/A (Exhibit 10.24)	11/7/2017	000-55764

10.26	Side Agreement to Northwestern Agreements by and among Exicure OpCo, Northwestern University and Purdue Pharma L.P. dated as of October 11, 2016.		8-K/A (Exhibit 10.25)	11/7/2017	000-55764

10.27	Form of Subscription Agreement by and between the Company and each investor in connection with the subsequent closings of the 2017 Private Placement.		8-K (Exhibit 10.1 )	11/2/2017	000-55764

10.28	Form of Purchaser Rights Letter to be delivered by the Company to each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.2 )	11/2/2017	000-55764

10.29	Form of Subscription Agreement by and between the Company and each investor in connection with the initial closing of the August 2018 Private Placement.		8-K (Exhibit 10.1 )	8/28/18	000-55764

21.1	Subsidiaries of Exicure, Inc.		10-K (Exhibit 21.1)	3/8/19	000-55764

23.1	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X
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
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on September 23, 2019.

EXICURE, INC.

By:	/s/ David A. Giljohann
David A. Giljohann, Ph.D.
Chief Executive Officer and Director (principal executive officer)

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer (principal financial officer and principal accounting officer)

POWER OF ATTORNEY
We, the undersigned directors and officers of Exicure, Inc., hereby severally constitute and appoint David A. Giljohann and David S. Snyder, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this report and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney. This Power of Attorney does not revoke any power of attorney previously granted by the undersigned, or any of them.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ David A. Giljohann	Chief Executive Officer and Director (principal executive officer)
David A. Giljohann, Ph.D.		September 23, 2019

/s/ David S. Snyder	Chief Financial Officer (principal financial officer and principal accounting officer)
David S. Snyder		September 23, 2019

*	Director and Chairman of the Board of Directors
Chad A. Mirkin, Ph.D.		September 23, 2019

*	Director
David R. Walt, Ph.D.		September 23, 2019

*	Director
Jay R. Venkatesan, M.D.		September 23, 2019

*	Director
Helen S. Kim		September 23, 2019

/s/ Timothy P. Walbert	Director
Timothy P. Walbert		September 23, 2019

SIGNATURE	TITLE	DATE

/s/ Jeffrey L. Cleland	Director
Jeffrey L. Cleland, Ph.D.		September 23, 2019

/s/ Bali Muralidhar	Director
Bali Muralidhar, M.D., Ph.D.		September 23, 2019

/s/ Bosun Hau	Director
Bosun Hau		September 23, 2019

* By:	/s/ David A. Giljohann
David A. Giljohann, Ph.D.
Attorney-in-fact