Form 10-Q
period 2019-09-30
EXICURE, INC.
filed 2019-11-07
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 5, 2019, there were 75,994,790 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•	our reliance on third parties to conduct our preclinical studies and clinical trials;

•	the ability of third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	statements regarding our internal controls;

•	our financial performance; and

•	the impact of government regulation and developments relating to our competitors or our industry.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$70,392	$26,268
Unbilled revenue receivable	—	3
Receivable from related party	16	10
Prepaid expenses and other assets	1,345	1,382
Total current assets	71,753	27,663
Property and equipment, net	1,597	1,061
Other noncurrent assets	456	32
Total assets	$73,806	$28,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,912	$—
Accounts payable	1,110	500
Accrued expenses and other current liabilities	2,237	1,543
Current portion of deferred revenue	14	—
Total current liabilities	8,273	2,043
Long-term debt, net	—	4,925
Common stock warrant liability	437	797
Other noncurrent liabilities	144	39
Total liabilities	$8,854	$7,804

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 75,994,790 issued and outstanding, September 30, 2019; 44,358,000 issued and outstanding, December 31, 2018	8	4
Additional paid-in capital	136,260	75,942
Accumulated deficit	(71,316)	(54,994)
Total stockholders' equity	64,952	20,952
Total liabilities and stockholders’ equity	$73,806	$28,756
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$527	$57	$986	$112
Total revenue	527	57	986	112
Operating expenses:
Research and development expense	4,245	4,001	11,073	11,111
General and administrative expense	2,228	1,919	6,421	5,952
Total operating expenses	6,473	5,920	17,494	17,063
Operating loss	(5,946)	(5,863)	(16,508)	(16,951)
Other income (expense), net:
Interest expense	(203)	(170)	(589)	(497)
Other income (loss), net	333	709	775	(210)
Total other income (loss), net	130	539	186	(707)
Net loss	$(5,816)	$(5,324)	$(16,322)	$(17,658)

Basic and diluted loss per common share	$(0.09)	$(0.13)	$(0.32)	$(0.44)
Basic and diluted weighted-average common shares outstanding	64,651,040	41,527,922	51,200,072	40,121,295
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$20,952
Equity-based compensation	—	—	489	—	489
Net loss	—	—	—	(5,286)	(5,286)
Balance at March 31, 2019	44,358,000	$4	$76,431	$(60,280)	$16,155
Exercise of options	11,790	—	17	—	17
Equity-based compensation	—	—	439	—	439
Net loss	—	—	—	(5,220)	(5,220)
Balance at June 30, 2019	44,369,790	$4	$76,887	$(65,500)	$11,391
Exercise of options	—	—	—	—	—
Equity-based compensation	—	—	511	—	511
Issuance of common stock in public offering, net	31,625,000	4	58,862	—	58,866
Net loss	—	—	—	(5,816)	(5,816)
Balance at September 30, 2019	75,994,790	$8	$136,260	$(71,316)	$64,952

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	39,300,823	$4	$53,586	$(33,615)	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	1,034	1,034
Balance at January 1, 2018	39,300,823	$4	$53,586	$(32,581)	$21,009
Exercise of options	8,532	—	7	—	7
Equity-based compensation	—	—	365	—	365
Issuance of common stock to consultants, net	145,466	—	436	—	436
Net loss	—	—	—	(5,509)	(5,509)
Balance at March 31, 2018	39,454,821	$4	$54,394	$(38,090)	$16,308
Equity-based compensation	—	—	419	—	419
Net loss	—	—	—	(6,825)	(6,825)
Balance at June 30, 2018	39,454,821	$4	$54,813	$(44,915)	$9,902
Exercise of options	13,962	—	34	—	34
Equity-based compensation	—	—	516	—	516
Issuance of common stock in private placement, net	4,889,217	—	20,070	—	20,070
Net loss	—	—	—	(5,324)	(5,324)
Balance at September 30, 2018	44,358,000	$4	$75,433	$(50,239)	$25,198

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,322)	$(17,658)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	265	266
Amortization of operating lease asset	249	—
Equity-based compensation	1,439	1,300
Amortization of long-term debt issuance costs and fees	139	71
Other	36	291
Change in fair value of warrant liabilities	(360)	461
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	3	(46)
Receivable from related party	(6)	13
Prepaid expenses and other current assets	(28)	135
Accounts payable	618	278
Accrued expenses and other current liabilities	176	1,602
Deferred revenue	14	—
Other noncurrent liabilities	(236)	(237)
Net cash used in operating activities	(14,013)	(13,524)
Cash flows from investing activities:
Capital expenditures	(462)	(65)
Net cash used in investing activities	(462)	(65)
Cash flows from financing activities:
Proceeds from common stock offering	63,250	22,001
Proceeds from exercise of common stock options	17	41
Payment of long-term debt fees and issuance costs	(284)	—
Payment of common stock financing costs	(4,384)	(1,771)
Net cash provided by financing activities	58,599	20,271
Net increase in cash and cash equivalents	44,124	6,682
Cash and cash equivalents - beginning of period	26,268	25,764
Cash and cash equivalents - end of period	$70,392	$32,446

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$—	$436
Debt fees (accrued expenses)	100	—
Common stock issuance costs (accounts payable and accrued expenses)	—	160
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	339	14
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for immuno-oncology, inflammatory diseases and genetic disorders based on the Company’s proprietary Spherical Nucleic Acid (“SNA”) technology. The Company believes that the design of its SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company intends to build a leading nucleic acid therapeutics company focused on the discovery and development of therapeutics based on the Company’s proprietary SNA technology, either on its own or in collaboration with pharmaceutical partners.
August 2019 Offering
On August 2, 2019, we completed the sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price (the “August 2019 Offering”).  We received gross proceeds of $63,250 in the August 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $4,384. The shares sold in the August 2019 Offering were sold pursuant to a shelf-registration the Company filed on Form S-3 with the SEC which was declared effective by the SEC on July 24, 2019. In connection with the August 2019 Offering, the Company’s common stock was approved for listing on the Nasdaq Capital Market under the symbol “XCUR” and began trading on July 31, 2019.
Throughout these consolidated financial statements, the terms “the Company” and “Exicure” refer to Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets, and conducts all business activities and operations, of the Company.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Liquidity Risk
As of September 30, 2019, the Company has generated an accumulated deficit of $90,153 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at September 30, 2019 is sufficient to fund the Company for at least the next 12 months. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, and the results of its cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.
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
The adoption of ASC 842 on January 1, 2019 resulted in the recognition of an operating lease asset of approximately $613 and operating lease liabilities of approximately $623, with no impact to operating expense, net loss, or basic and diluted loss per common share for the three and nine months ended September 30, 2019. The impact to the consolidated balance sheet upon adoption of ASC 842 is as follows:

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
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduces this balance by recognizing revenue as services are provided. The Company recognized $527 and $986 of revenue under the Dermelix Collaboration during the three and nine months ended September 30, 2019, respectively. The amount remaining as deferred revenue is $14 at September 30, 2019. As of September 30, 2019, the Company expects to recognize this amount as revenue in the fourth quarter of 2019 based on the related level of performance during that period. The Company expects to incur additional early stage development costs beyond the initial $1,000 upfront payment and expects to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration. The Company will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Purdue Collaboration
During the three and nine months ended September 30, 2018, the Company recognized collaboration revenue of $57 and $112, respectively, which consisted entirely of research and development activities that were reimbursed by Purdue Pharma L.P. (“Purdue”) and is presented on a gross basis in the accompanying unaudited condensed consolidated statement of operations. In April 2019, Purdue notified the Company that it will not be selecting any collaboration targets pursuant to the Company’s December 2016 research collaboration, option and license agreement with Purdue (the “Purdue Collaboration.”) As a result, the Company will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. Purdue re-asserted its right to develop new anti-TNF therapeutic candidates. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, the Company also believes that it is highly unlikely that it will receive any research, regulatory and commercial sales milestones for any anti-TNF therapeutic candidates.
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	September 30, 2019	December 31, 2018
Prepaid clinical, contract research and manufacturing costs	$683	$293
Prepaid insurance	24	353
Other	638	736
Prepaid expenses and other current assets	$1,345	$1,382
Property and equipment, net

	September 30, 2019	December 31, 2018
Scientific equipment	$2,062	$1,979
Leasehold improvements	192	192
Furniture and fixtures	41	41
Computers and software	26	26
Construction in process	730	12
Property and equipment, gross	3,051	2,250
Less: accumulated depreciation	(1,454)	(1,189)
Property and equipment, net	$1,597	$1,061
Depreciation and amortization expense was $91 and $90 for the three months ended September 30, 2019 and 2018, respectively, and $265 and $266, for the nine months ended September 30, 2019 and 2018, respectively.
Other noncurrent assets

	September 30, 2019	December 31, 2018
Operating lease asset	$424	$—
Other	32	32
Other noncurrent assets	$456	$32

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accrued expenses and other current liabilities

	September 30, 2019	December 31, 2018
Accrued payroll-related expenses	$781	$899
Accrued loan fees	100	231
Accrued legal expenses	255	189
Operating lease liability	279	—
Accrued clinical, contract research and manufacturing costs	244	102
Accrued other expenses	578	122
Accrued expenses and other current liabilities	$2,237	$1,543
Other noncurrent liabilities

	September 30, 2019	December 31, 2018
Operating lease liability	$144	$—
Other	—	39
Other noncurrent liabilities	$144	$39
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
At September 30, 2019 and December 31, 2018, the carrying value of the current and noncurrent portion of long-term debt is $4,912 and $4,925, respectively.
At September 30, 2019, the principal maturities of the long-term debt were as follows:

September 30, 2019
2019	$—
2020	4,999
Principal balance outstanding	4,999
less: unamortized discount and debt issuance costs	(87)
Long-term debt	4,912
Current portion	4,912
Noncurrent portion	$—
The Company paid interest on debt of $152 and $146 during the three months ended September 30, 2019 and 2018, respectively, and $453 and $425 during the nine months ended September 30, 2019 and 2018, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6. Stockholders’ Equity
Preferred Stock
As of September 30, 2019 and December 31, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of September 30, 2019 and December 31, 2018, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of September 30, 2019, the Company had 75,994,790 shares issued and outstanding. As of December 31, 2018, the Company had 44,358,000 shares issued and outstanding.
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
Common Stock Warrants
In connection with the private placement transactions that occurred in several closings on September 26, 2017, October 27, 2017 and November 2, 2017 in which we sold to accredited investors approximately $31,513 worth of shares of common stock (before deducting placement agent fees and expenses which are approximately $3,966), or 10,504,196 shares, at a price of $3.00 per share (the “2017 Private Placement”), placement agents received warrants to purchase an aggregate of 413,320 shares of Exicure common stock (the “Warrants”) in connection with all closings of the 2017 Private Placement. The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and have been issued on the same terms in all closings of the 2017 Private Placement. The Warrants are classified as a liability. The common stock warrant liability is remeasured each period at fair value. As of September 30, 2019, Warrants to purchase 413,320 shares of common stock remain outstanding. See Note 10, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
7. Equity-Based Compensation
As of September 30, 2019, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 650,822.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$199	$133	$423	$353
General and administrative expense	312	383	1,016	947
	$511	$516	$1,439	$1,300
Unamortized equity-based compensation expense at September 30, 2019 was $2,574, which is expected to be amortized over a weighted-average period of 2.3 years.

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

	Nine Months Ended September 30,
	2019	2018
Expected term	5.3 to 6.1 years	5.3 to 6.0 years
Risk-free interest rate	1.69% to 2.56%; weighted avg. 2.16%	2.72% to 2.87%; weighted avg. 2.78%
Expected volatility	83.2% to 86.7%; weighted avg. 84.9%	78.1% to 82.4%; weighted avg. 80.6%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the nine months ended September 30, 2019 and 2018 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Nine months ended September 30, 2019	$2.32 to $2.95; weighted avg. $2.75	$2.32 to $2.95; weighted avg. $2.75
Nine months ended September 30, 2018	$3.00 to $5.82; weighted avg. $3.45	$3.00 to $5.82; weighted avg. $3.45
The weighted-average grant date fair value of common stock options granted in the nine months ended September 30, 2019 and 2018 was $1.96 and $2.40 per common stock option, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2018	4,891,588	$2.22	7.3	$7,330
Granted	617,009	2.75
Exercised	(11,790)	1.45
Forfeited	(339,388)	2.89
Outstanding - September 30, 2019	5,157,419	$2.24	6.5	$3,754
Exercisable - September 30, 2019	3,884,020	$1.94	5.7	$3,718
Vested and Expected to Vest - September 30, 2019	5,082,248	$2.23	6.4	$3,753
The aggregate intrinsic value of common stock options exercised during the nine months ended September 30, 2019 and 2018 was $13 and $51, respectively.
8. Income Taxes
The Company incurred a pretax loss in each of the three and nine months ended September 30, 2019 and 2018, which consists entirely of loss in the U.S. and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and nine months ended September 30, 2019 and 2018 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and nine months ended September 30, 2019 and 2018.
The following is the computation of loss per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(5,816)	$(5,324)	$(16,322)	$(17,658)
Weighted-average basic and diluted common shares outstanding	64,651,040	41,527,922	51,200,072	40,121,295
Loss per share - basic and diluted	$(0.09)	$(0.13)	$(0.32)	$(0.44)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	September 30,
	2019	2018
Options to purchase common stock	5,157,419	4,891,588
Warrants to purchase common stock	413,320	413,320
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
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at September 30, 2019:

September 30, 2019
Expected term	1.5 years
Risk-free interest rate	1.67%
Expected volatility	97.94%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at September 30, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $44. A 10% change in the estimate of fair value of the common stock at September 30, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $73.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at January 1, 2019	$797
Gain included in other income (expense), net	(360)
Balance at September 30, 2019	$437
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
The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable. In addition, the Company’s lease arrangements may contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as a single lease component. Variable lease payments, such as real estate taxes and facility maintenance costs that are allocated by the lessor to the lessee and are not based on an index or a rate, are excluded from the measurement of the lease liability.
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
The following table summarizes the presentation in the Company’s unaudited condensed consolidated balance sheets of its operating leases:

September 30, 2019
Assets:
Operating lease asset	$424
Liabilities:
Operating lease liability	$279
Operating lease liability, noncurrent	144
Total operating lease liability	$423
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Information related to the Company's operating lease asset and related operating lease liabilities were as follows:

September 30, 2019
Remaining lease term (1)	1.4 years
Discount rate	16.1%
(1) Does not include a renewal term beyond February 28, 2021. Renewal terms are included in the lease term when it is reasonably certain that the Company will exercise the option.
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease costs	$84	$252
Short term lease costs	42	79
Variable lease costs	84	259
Total lease costs	$210	$590
During the three and nine months ended September 30, 2019, the Company made cash payments of $207 and $634 for operating leases, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Maturities of the Company’s lease liability as of September 30, 2019 were as follows:

Years Ending December 31,	Operating Leases
2019 (remaining three months)	$58
2020	353
2021	59
Total	$470
Less: imputed interest	(47)
Total lease liability	$423

Current operating lease liability	279
Noncurrent operating lease liability	144
Total lease liability	$423
Leases - ASC 840 Disclosures
Lease expense consisted of the following during the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Straight-line rent expense	$83	$249
Contingent rent expense	67	231
Total rent expense	$150	$480
The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows:

Years Ending December 31,	Operating Leases
2019	$347
2020	353
2021	59
Total	$759
12. Commitments and Contingencies
Leases
Refer to Note 11, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, and (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product. In August 2015, we entered into a restated license agreement with NU (the “restated license agreement”). In February 2016, we obtained exclusive license as to NU’s rights in certain SNA technology we jointly own with NU. Our license to NU’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes. Our rights and obligations in these 2016 agreements are substantially the same as in the restated license agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of September 30, 2019, the Company has paid to NU an aggregate of $4,143 in consideration of each of the obligations described above.
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
The amounts due from AuraSense, LLC in connection with the above-mentioned activities were $16 and $10 at September 30, 2019 and December 31, 2018, respectively.
The following is a summary of amounts billed to AuraSense, LLC and recognized in the accompanying unaudited condensed consolidated statement of operations in connection with the above-mentioned activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Quarterly fee for indirect costs	3	3	$9	$9
Direct costs of AuraSense LLC paid by the Company	2	2	7	24
	$5	$5	$16	$33
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $75 in each of the nine months ended September 30, 2019 and 2018 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.

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
During the fourth quarter of 2018 the U.S. Food and Drug Administration, or the FDA, opened the investigational new drug application, or IND, for AST-008 and informed us that our proposed Phase 1b/2 trial may proceed. During the first half of 2019, we opened five clinical trial sites and began recruiting and dosing patients in that trial. The Phase 1b/2 is an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We plan to recruit patients with advanced or metastatic Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1. As of November 1, 2019, we have dosed 13 patients in the first four cohorts of the Phase 1b stage of the clinical trial. We have observed no treatment related serious adverse events, or SAEs, nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. We intend to disclose preliminary results from the Phase 1b stage of the clinical trial in late 2019 and initiate the Phase 2 stage of the trial in 2020.

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
We filed a clinical trial authorization, or CTA, for a Phase 1 clinical trial of XCUR17 in patients with psoriasis in Germany in the third quarter of 2017, and we began dosing patients in April 2018. The Phase 1 clinical trial, which had final patient visits in the fourth quarter of 2018, was a randomized, double-blinded, placebo-controlled trial in 21 patients with mild to moderate chronic plaque psoriasis designed to assess the safety of XCUR17 formulated as a topical gel, and to evaluate early signs of efficacy. All patients received three strengths of XCUR17 gel, a vehicle gel, and an active comparator (Daivonex® cream), which were all applied on different areas of psoriatic skin within each individual patient.
In the fourth quarter of 2018, we reported results from the Phase 1 trial of XCUR17. In the case of XCUR17, of the 21 treated patients, 11 treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, the highest strength XCUR17 gel showed a statistically significant improvement in psoriasis symptoms versus the vehicle gel. By comparison, 17 of the 21 patients treated with the active comparator showed a clinical response, while four patients treated with the placebo vehicle had a clinical response.
There were no adverse safety events related to treatment with XCUR17 observed. In addition to the safety, tolerability and clinical assessments, the trial measured psoriatic infiltrate thickness over the 26-day treatment period. No relevant changes in mean psoriatic infiltrate thickness were observed for the three XCUR17 gels or the active ingredient-free vehicle gel.
In October 2019, at the 15th Annual Meeting of the Oligonucleotide Therapeutics Society, we disclosed biomarker results from the skin biopsies collected from the 21 patients treated with XCUR17 in the Phase 1 trial. Clinical findings, correlated with psoriasis-related markers and histological changes from biopsies provided by the patients, showed that XCUR17:

•	Resulted in a decrease in the levels of psoriasis and inflammation markers downstream of XCUR17's target, IL-17RA;

•	Produced a statistically significant reduction in keratin 16 expression, a key marker of psoriasis (p=0.002);

•	Resulted in reductions in the major inflammatory markers beta defensin 4A, interleukin 19, and interleukin 36A versus psoriatic skin at baseline; and

•	Revealed clinical improvements that matched reductions in keratin 16 protein and epidermal thickness.
We believe these findings suggest that SNA-based drugs, such as XCUR17, may address clinical symptoms in patients with inflammatory diseases, such as psoriasis.
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
On June 26, 2019, we announced data from a preclinical study evaluating the biodistribution of SNAs in the non-human primate central nervous system. In our study, 7 mg of radio-labeled SNAs were injected intrathecally into cynomolgus monkeys. The biodistribution of the SNAs was followed for 14 days by PET/CT scans. SNAs were observed throughout the entire brain and were found both in the brain stem as well as inside the brain. High content of SNA was observed in all 46 regions of the brain examined. These key data indicate that the SNA platform may be well-suited for development of new therapeutics directed towards diseases of the central nervous system.
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
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $16.6 million in revenue since inception through September 30, 2019 has been earned through our research collaboration, license, and option agreement with Purdue, as a primary contractor or as a subcontractor on government grants, or through our research, collaboration, license and option agreement with Dermelix. In addition to our revenue, from inception through September 30, 2019, we have funded our operations through (i) sales of common stock in an underwritten public offering in August 2019 with gross proceeds totaling $63.3 million (refer to “Recent Developments” below for more information), (ii) sales of common stock in the 2017 Private Placement with gross proceeds totaling $31.5 million, (iii) sales of common stock in the August 2018 Private Placement with gross proceeds totaling $22.0 million, (iv) sales of preferred stock in private placements with gross proceeds totaling $42.8 million, and (v) debt financing totaling $6.0 million. As of September 30, 2019, our cash and cash equivalents were $70.4 million.
Since our inception, we have incurred significant operating losses. Our net loss was $5.8 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively, and $16.3 million and $17.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our accumulated deficit was $90.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Recent Developments
August 2019 Offering
On August 2, 2019, we completed the sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price (the “August 2019 Offering”).  We received gross proceeds of $63.3 million in the August 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $4.4 million.
Trading of Common Stock
Our common stock commenced trading on the Nasdaq Capital Market on July 31, 2019 under the ticker symbol “XCUR.” Our common stock was previously quoted on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “XCUR.”
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
On July 31, 2019, the Board approved an increase to the authorized number of members of the Board from eight to ten. Upon completion of the August 2019 Offering, the Board appointed Bali Muralidhar and Bosun Hau to the Board, effective immediately. Dr. Muralidhar will serve as a Class I director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2022 or until his earlier, death, resignation or removal. Mr. Hau will serve as a Class III director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2020 or until his earlier, death, resignation or removal.
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
Recent accounting pronouncements not yet adopted
None.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Revenue:
Collaboration revenue	$527	$57	$470	825%
Total revenue	527	57	470	825%
Operating expenses:
Research and development expense	4,245	4,001	244	6%
General and administrative expense	2,228	1,919	309	16%
Total operating expenses	6,473	5,920	553	9%
Operating loss	(5,946)	(5,863)	(83)	1%
Other income (expense), net:
Interest expense	(203)	(170)	(33)	19%
Other income (loss), net	333	709	(376)	(53)%
Total other income (loss), net	130	539	(409)	(76)%
Net loss	$(5,816)	$(5,324)	$(492)	9%
Revenue

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Collaboration revenue	$527	$57	$470	825%
Total revenue	$527	$57	$470	825%
In connection with the Dermelix Collaboration, we received an upfront payment of $1.0 million in February 2019 to offset costs for future reimbursable research and development activities subject to the Dermelix Collaboration. We recorded this $1.0 million upfront payment as deferred revenue and will recognize revenue as the underlying research and development activities are performed. The collaboration revenue of $0.5 million during the three months ended September 30, 2019 is the portion of the $1.0 million deferred revenue related to the reimbursable research and development activities performed during that period, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations. We expect to incur additional early stage development costs beyond the initial $1.0 million upfront payment and expect to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration. We will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred.
The collaboration revenue of $0.1 million during the three months ended September 30, 2018 related to research and development activities that were reimbursed by Purdue in connection with the Purdue Collaboration, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Clinical development programs expense	$1,447	$1,799	$(352)	(20)%
Platform and discovery-related expense	1,068	972	96	10%
Employee-related expense	1,440	982	458	47%
Facilities, depreciation, and other expenses	290	248	42	17%
Total research and development expense	$4,245	$4,001	$244	6%

Full time employees	26	20	6
Research and development expense was $4.2 million for the three months ended September 30, 2019 and $4.0 million for the three months ended September 30, 2018, an increase of $0.2 million, or 6%. The increase in research and development expense of $0.2 million was primarily due to higher employee-related expense of $0.5 million and higher platform and discovery-related expense of $0.1 million, partially offset by lower clinical development programs expense of $0.4 million.
Higher employee-related expense of $0.5 million was mostly due to recruiting costs related to our search for certain open R&D executive positions, as well as higher salary costs associated with new hires and the period-over-period effect of salary increases and higher stock-based compensation. Higher platform and discovery-related expense of $0.1 million was mostly due to higher materials, reagents, and lab supply costs mostly in connection with increased research and development activities related to the Dermelix Collaboration and our discovery efforts for a therapeutic candidate for neurology conditions, offset by the absence of certain prior-year period costs related to use tax compliance. Lower clinical development programs expense of $0.4 million is primarily due to lower clinical trial expense for XCUR17 incurred during the three months ended September 30, 2019, partially offset by higher clinical trial expense for AST-008.
We expect our research and development expenses to increase in 2019 and 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	Change
General and administrative expense	$2,228	$1,919	309	16%
Full time employees	7	7	—
General and administrative expense was $2.2 million for the three months ended September 30, 2019 and $1.9 million for the three months ended September 30, 2018, an increase of $0.3 million, or 16%. This increase is mostly due to costs to recruit two new board members and an open executive position, as well as Nasdaq listing costs incurred in the three months ended September 30, 2019.

Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million.
Other income (loss), net
Other income (loss), net consists of dividend and interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The decrease in other income (loss), net of $0.4 million is mostly due to the fair value adjustment of our common stock warrant liability. During the three months ended September 30, 2019, we a recognized a non-cash gain of $0.1 million as compared to a non-cash gain of $0.6 million during the three months ended September 30, 2018 in connection with the fair value adjustment of our common stock warrant liability at the periods then ended. Higher dividend income of $0.1 million on our cash equivalents also contributed to the increase in other income (loss), net during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Revenue:
Collaboration revenue	$986	$112	$874	780%
Total revenue	986	112	874	780%
Operating expenses:
Research and development expense	11,073	11,111	(38)	—%
General and administrative expense	6,421	5,952	469	8%
Total operating expenses	17,494	17,063	431	3%
Operating loss	(16,508)	(16,951)	443	(3)%
Other income (expense), net:
Interest expense	(589)	(497)	(92)	19%
Other income (loss), net	775	(210)	985	n/m
Total other income (loss), net	186	(707)	893	(126)%
Net loss	$(16,322)	$(17,658)	$1,336	(8)%
Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Collaboration revenue	$986	$112	$874	780%
Total revenue	$986	$112	$874	780%
The collaboration revenue of $1.0 million during the nine months ended September 30, 2019 is the portion of the $1.0 million deferred revenue related to the reimbursable research and development activities performed during that period, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations. We expect to incur additional early stage development costs beyond the initial $1.0 million upfront payment and expect to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration. We will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred.
The collaboration revenue of $0.1 million during the nine months ended September 30, 2018 related to research and development activities that were reimbursed by Purdue in connection with the Purdue Collaboration, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
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

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change
Clinical development programs expense	$3,303	$4,559	$(1,256)	(28)%
Platform and discovery-related expense	3,397	2,980	417	14%
Employee-related expense	3,508	2,822	686	24%
Facilities, depreciation, and other expenses	865	750	115	15%
Total research and development expense	$11,073	$11,111	$(38)	—%

Full time employees	26	20	6
Research and development expense was $11.1 million for the nine months ended September 30, 2019 and $11.1 million for the nine months ended September 30, 2018. Lower clinical development programs expense of approximately $1.3 million was essentially offset by higher employee-related expenses of $0.7 million, higher platform and discovery-related expense of $0.4 million, and higher facilities, depreciation, and other expenses of $0.1 million.
Lower clinical development programs expense of $1.3 million is primarily due to lower clinical trial expense for XCUR17 incurred during the nine months ended September 30, 2019, partially offset by higher clinical trial expense for AST-008. Higher employee-related expense of $0.7 million was mostly due to higher compensation and related costs in connection with salary increases in 2019 for existing employees and the effect of new hires in 2019, as well as recruiting costs related to our search for certain open R&D executive positions. Higher platform and discovery-related expense of $0.4 million was mostly due to higher materials, reagents, and lab supply costs mostly in connection with increased research and development activities related to the Dermelix Collaboration and our discovery efforts for a therapeutic candidate for neurology conditions and higher costs related to contract research organizations, partially offset by the absence of certain prior-year period costs related to use tax compliance.
We expect our research and development expenses to increase in 2019 and 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change
General and administrative expense	$6,421	$5,952	$469	8%
Full time employees	7	7	—
General and administrative expense was $6.4 million for the nine months ended September 30, 2019 and $6.0 million for the nine months ended September 30, 2018, an increase of approximately $0.5 million, or 8%. This increase is mostly due to costs to recruit two new board members and an open executive position, higher compensation and related costs in connection with salary increases in 2019, Nasdaq listing costs, and lease costs associated with our Cambridge, MA office lease, partially offset by lower legal fees of approximately $0.4 million related to a change in mix of transaction support.

Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million.
Other income (loss), net
Other income (loss), net consists of dividend and interest income earned on our cash and cash equivalents, fair value adjustments of our common stock warrant liabilities, and gains and losses on foreign currency transactions. The increase in other income (loss), net of $1.0 million is mostly due to the fair value adjustment of our common stock warrant liability. During the nine months ended September 30, 2019, we a recognized a non-cash gain of $0.4 million as compared to a non-cash loss of $0.5 million during the nine months ended September 30, 2018 in connection with the fair value adjustment of our common stock warrant liability at the periods then ended. Higher dividend income of approximately $0.2 million on our cash equivalents also contributed to the increase in other income (loss), net during the nine months ended September 30, 2019.
Liquidity and Capital Resources
Overview
In addition to our revenue, from inception through September 30, 2019, we have funded our operations through (i) sales of common stock in an underwritten public offering in August 2019 with gross proceeds totaling $63.3 million (refer to “Recent Developments” above for more information), (ii) sales of common stock in the 2017 Private Placement with gross proceeds totaling $31.5 million, (iii) sales of common stock in the August 2018 Private Placement with gross proceeds totaling $22.0 million, (iv) sales of preferred stock in private placements with gross proceeds totaling $42.8 million, and (v) debt financing totaling $6.0 million.
In March 2019, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the August 2019 Offering is approximately $61.7 million. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
On August 2, 2019, we completed the August 2019 Offering, pursuant to which we sold 31,625,000 shares of our common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price.  We received gross proceeds of $63.3 million in the August 2019 Offering before deducting underwriting discounts and commissions and estimated offering expenses of approximately $4.4 million.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of September 30, 2019, we had an accumulated deficit of $90.2 million since inception. Based on our current operating plans, we believe that existing working capital at September 30, 2019 is sufficient to fund our operations for at least the next 12 months. See “—Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
	(unaudited)	(unaudited)
Net cash used in operating activities	$(14,013)	$(13,524)
Net cash used in investing activities	(462)	(65)
Net cash provided by financing activities	58,599	20,271
Net increase in cash and cash equivalents	$44,124	$6,682
Operating activities
Net cash used in operating activities was $14.0 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in operating activities of $0.5 million was primarily due higher cash used for working capital, partially offset by the receipt of the $1.0 million upfront payment in connection with the Dermelix Collaboration.
Investing activities
Net cash used in investing activities was $0.5 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in investing activities of $0.4 million was primarily due to the purchase of scientific equipment.
Financing activities
Net cash provided by financing activities of $58.6 million for the nine months ended September 30, 2019 is primarily due to the sale of common stock in the August 2019 Offering. On August 2, 2019, we completed the sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price and resulted in approximately $63.3 million in gross proceeds to the Company. Net proceeds from the August 2019 Offering, after deducting underwriter fees and expenses of the offering of $4.4 million, were $58.9 million.
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
Hercules Loan and Security Agreement
On February 17, 2016, we entered into a loan and security agreement with Hercules. The loan agreement provided for funding in an aggregate principal amount of up to $10.0 million in two separate tranches. The first tranche was funded on February 17, 2016 in the amount of $6.0 million. A second tranche of $4.0 million was available provided that we met certain milestones on or before December 31, 2016. We did not meet these milestones and, therefore, we did not draw the second tranche, the availability of which expired on December 31, 2016. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. As of September 30, 2019, the interest rate on the term loan with Hercules was 11.45%. We were required to make interest-only payments through

June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019 and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date. On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts were payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date on September 1, 2019.
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
On September 1, 2019, we paid a deferred fee of $0.2 million to Hercules in accordance with our loan agreement and subsequent amendments.
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

Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical and research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on our current operating plans, we believe that existing working capital at September 30, 2019 is sufficient to fund our operations for at least the next 12 months. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $70.4 million and $26.3 million, respectively, consisting primarily of money market accounts or money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, securities issued or guaranteed by government and non-government agencies, and corporate obligations.
We are subject to interest rate risk in connection with our borrowings under the $6.0 million term loan with Hercules. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50% which bears interest at a variable per annum rate calculated for any day as the greater of (i) the prime rate plus 6.80%, and (ii) 10.55%. As of September 30, 2019, the interest rate on the term loan with Hercules was 11.45%. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan with Hercules and the scheduled payments thereunder, we believe a 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing gene regulatory and immuno-oncology therapeutics based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of September 30, 2019, we have generated an accumulated deficit of $90.2 million. For the nine months ended September 30, 2019 and 2018, our net loss was $16.3 million and $17.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for therapeutic candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us, or any current or future collaborators, successfully developing therapeutic candidates, obtaining regulatory approvals to market and commercialize therapeutic candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or any current or future collaborators, are unable to develop and commercialize one or more of our therapeutic candidates or if sales revenue from any therapeutic candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our approach to the discovery and development of innovative therapeutic treatments based on our technology is unproven and may not result in marketable products.
We plan to develop a pipeline of therapeutic candidates based on our proprietary SNA technology. We believe that therapeutic candidates identified with our therapeutic discovery technology may offer an improved therapeutic approach compared to small molecules and antibodies, as well as several advantages over linear oligonucleotide-based therapeutics. However, the scientific research that forms the basis of our efforts to develop therapeutic candidates based on our SNA technology and the identification and optimization of SNA-based therapeutic candidates is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on SNA technology is both preliminary and limited.

Therapeutic candidates based on SNA technology have not been extensively tested in humans, and a number of clinical trials conducted by other companies using oligonucleotide technologies have not been successful. We may discover that the SNA-based therapeutic candidates do not possess certain properties required for therapeutic treatment to be effective, such as the ability to remain stable in the human body for the period of time required for the therapeutic candidate to reach the target tissue or the ability to cross the cell membrane and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into SNA-based therapeutic candidate. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, therapeutic candidates based on SNA technology may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if therapeutic candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable and the value of our common stock would decline.
Further, the U.S. Food and Drug Administration (the “FDA”) and equivalent foreign regulatory authorities have limited experience with SNA-based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize SNA-based therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our therapeutic candidates. We and any current or future collaborators may never receive approval to market and commercialize any therapeutic candidate. Even if we or a future collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our SNA technology proves to be ineffective, unsafe or commercially unviable, our technology and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates of research subjects;

•	inadequate supply or quality of therapeutic candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our therapeutic candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our planned open-label Phase 1b/2 clinical trial of AST-008 includes an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.
We will need substantial additional funds to advance the development of our therapeutic candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of September 30, 2019 and December 31, 2018, we had $70.4 million and $26.3 million in cash and cash equivalents, respectively. On August 2, 2019, we completed the August 2019 Offering pursuant to which we raised net proceeds of approximately $58.9 million. Based on our current operating plans, we believe that existing working capital at September 30, 2019 is sufficient to fund our current operating plans for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix, or as a primary contractor or as a subcontractor on government grants, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with Dermelix, which began in February 2019 and is in its early stages, and Purdue, with which there no active therapeutic candidates in development and which has not indicated any further interest in development, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
If third parties on which we depend to conduct our preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements, or miss expected deadlines, our development program could be delayed with materially adverse effects on our business, financial condition, results of operations and prospects.
We rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials for our therapeutic candidates. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources away from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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

Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical studies and clinical trial materials may become limited or interrupted or may not be of satisfactory quantity or quality.
We rely on third-party partners to manufacture and supply the materials and components for our research and development, preclinical study and clinical trial supplies. We do not own manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include oligonucleotides and lipids. We procure our nonclinical toxicology and clinical development materials from a single source supplier on a purchase order basis. There can be no assurance that our supply of research and development, preclinical study and clinical trial therapeutic candidates and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug product manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.
The manufacturing process for a therapeutic candidate is subject to oversight by the FDA and foreign regulatory authorities. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory requirements, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our therapeutic candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our therapeutic candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop therapeutic candidates in a timely manner or within budget.
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any therapeutic candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for therapeutic candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our therapeutic candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide-based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., ProQR Therapeutics N.V., Wave Life Sciences Ltd., Stoke Therapeutics, Inc., Akcea Therapeutics, Inc., Idera Pharmaceuticals, Inc., Mologen AG, and Checkmate Pharmaceuticals, Inc. These and other competitors compete with us in recruiting scientific and managerial talent, and for funding from pharmaceutical companies.
Our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing therapeutics. Our commercial opportunity and success will be reduced or eliminated if competing therapeutics are safer, more effective, or less expensive than the therapeutics we develop.
If our therapeutic candidates are approved for the indications we are currently pursuing, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A number of therapeutics for treating psoriasis and cancers are on the market or in clinical development. For the treatment of psoriasis, marketed therapies range from small molecules like topical steroids to biologics, such as AbbVie Inc.’s adalimumab. In addition, numerous compounds are in clinical development for psoriasis treatment. With respect to immunogenic cancers such as melanoma, the most common treatments are chemotherapeutic compounds, radiation therapy and now immunotherapeutic antibodies such as ipilimumab, atezolizumab, pembrolizumab and others.
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
Even if approval is obtained for a therapeutic candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The therapeutic candidates that we are developing are based on our SNA technology. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on SNA technology, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for any therapeutic candidates developed by us or any current or future collaborators. Market acceptance of our therapeutic candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our therapeutic candidates;

•	the prevalence and severity of any adverse side effects associated with our therapeutic candidates;

•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;

•	relative convenience and ease of administration of our therapeutic candidates;

•	the willingness of patients to accept any new methods of administration;

•	the success of our physician education programs;

•	the availability of adequate government and third-party payor reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	availability of alternative effective treatments for indications our therapeutic candidates are intended to treat and the relative risks, benefits and costs of those treatments.
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
We currently have no sales, marketing or distribution capabilities or experience. If any of our therapeutic candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to appropriately commercialize such therapeutics, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our approved therapeutics directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our approved therapeutics or decide to co-promote therapeutics with collaborators, we will need to establish and maintain compliant marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved therapeutic. If we are not successful in commercializing any therapeutic approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.
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
If we or current or future collaborators, manufacturers or service providers fail to comply with applicable requirements, these regulatory authorities could refuse to issue necessary approvals for marketing and commercialization. Even if we receive marketing and commercialization approval of a therapeutic candidate, we and our third-party service providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities for such therapeutic, record keeping, distribution, and import and export of therapeutics for any therapeutic for which we obtain marketing approval. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the therapeutic and clinical results that are reported after a therapeutic is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a therapeutic or to require withdrawal of the therapeutic from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategies, or REMS, plan either before or after approval, which may impose further requirements or restrictions on the distribution or use of an approved therapeutic. The EMA now routinely requires risk management plans, or RMPs, as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, for nationally authorized medicinal products, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about the risk/benefit balance of the product.

The manufacturer and manufacturing facilities we use to make a future therapeutic, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the therapeutic, manufacturer or facility, including withdrawal of the therapeutic from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our therapeutics, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, recalls, seizures or administrative detention of products, refusal to permit the import or export of therapeutics, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil and criminal penalties and criminal prosecution.
Price controls imposed in foreign markets may adversely affect our future profitability.
In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control at the national level, and in some cases also at the regional level. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our SNA therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any therapeutic candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be adversely affected.
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
By virtue of our clinical trial activities in the United Kingdom and Germany, we are subject to European data protection laws, including GDPR. The GDPR which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious breaches of up to 4% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR will likely impose additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. Given the limited enforcement of the GDPR to date, particularly in this space, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
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
As of September 30, 2019 and December 31, 2018, we had $70.4 million and $26.3 million in cash and cash equivalents, respectively. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2019, our patent portfolio consists of over 85 issued patents and allowed patent applications and over 125 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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

•	We or our licensors, or any current or future collaborators, are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license.

•	We or our licensors, or any current or future collaborators, are the first to file patent applications covering certain aspects of our inventions.

•	Others will not independently develop similar or alternative technologies or duplicate any of our technology without infringing our intellectual property rights.

•	A third-party will not challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable and infringed.

•	Any issued patents that we own or have licensed will provide us with any competitive advantages, or will not be challenged by third parties.

•	We will develop additional proprietary technologies that are patentable.

•	The patents of others will not have an adverse effect on our business.

•
Our competitors will not conduct research and development activities in countries where we lack enforceable patent rights and then use the information learned from such activities to develop competitive therapeutics for sale in our major commercial markets.

We currently license patent rights from Northwestern University and may in the future license patent rights from third-party owners or licensees. If Northwestern University or such other owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.
We do, and will continue to, rely on intellectual property rights licensed from third parties to protect our technology. We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have a license from Northwestern University, which provides us the exclusive worldwide right under certain patents and patent applications owned by Northwestern University to exploit therapeutics and processes using nanoparticles, nanotechnology, microtechnology and nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of administration. We may also license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, and in particular, for those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing therapeutics. Without protection for, or exclusive rights to, the intellectual property we license, other companies might be able to offer substantially identical therapeutics for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, the U.S. government has certain rights to the inventions covered by the patent rights licensed to us by third parties and Northwestern University, as an academic research and medical center, has reserved the right to practice the patent rights it has licensed to us (i) for research, teaching and/or other educationally related purposes (including the right to distribute materials for such purposes) and (ii) for use in the field of diagnostics (including theradiagnostics) and in any field other than the field of use licensed to us.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our therapeutic candidates.
Oligonucleotide and SNA-based therapeutics are a relatively new scientific field. We have obtained grants and issuances of SNA therapeutic patents and have licensed many of these patents from a third-party on an exclusive basis for therapeutics applications. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of SNA therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering SNA compositions of matter as well as their methods of use.
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
We or our licensors, or any current or future strategic partners, may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our therapeutic candidates, or put our patents and other proprietary rights at risk.
We or our licensors, or any current or future strategic partners, may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license agreements to indemnify and hold harmless our licensors for damages arising from intellectual property infringement by us. If we or our licensors, or any current or future strategic partners, are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we or our licensors, or any current or future strategic partners, may choose to seek, or be required to seek, a license from a third-party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or any current or future collaborator may be unable to effectively market therapeutic candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.
If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our therapeutics or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our therapeutics or certain aspects of our technology. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.
It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our therapeutics or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our SNA technology, our therapeutics or the use of our therapeutics. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our therapeutics. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our therapeutic candidates that are held to be infringing. We might, if possible, also be forced to redesign therapeutic candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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
We have licensed certain intellectual property from Northwestern University pursuant to the Northwestern University License Agreements. The Northwestern University License Agreements indicate that the rights licensed to us by Northwestern University are subject to the obligations to and the rights of the U.S. government, including those set forth in the Bayh-Dole Act of 1980, or the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future therapeutics based on the licensed Northwestern University intellectual property. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” While the U.S. government has sparingly used, and to the Company’s knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.
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
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular therapeutic candidate for which we are seeking approval. Furthermore, any regulatory approval to market a therapeutic may be subject to limitations on the approved uses for which we may market the therapeutic or the labeling or other restrictions. Regulatory authorities also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the therapeutic. In addition, the FDA has the authority to require a REMS plan as part of a NDA or a Biologics License Application, or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the therapeutic and affect coverage and reimbursement by third-party payors.
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the U.S. and vice versa.

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

Any therapeutics we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.
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
Our ability to commercialize any therapeutics successfully also will depend in part on the extent to which coverage and reimbursement for these therapeutics and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved therapeutics. Moreover, eligibility for coverage does not necessarily signify that a therapeutic will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new therapeutics, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more therapeutics to the market, these therapeutics may not be considered cost-effective, and the amount reimbursed for any therapeutics may be insufficient to allow us to sell our therapeutics on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates and other concessions to reduce the prices for therapeutics. If the price we are able to charge for any therapeutics we develop, or the reimbursement provided for such therapeutics, is inadequate in light of our development and other costs, our return on investment could be adversely affected.
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
We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare, and specifically, therapeutics, and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biotechnology companies. A number of legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed. These developments could, directly or indirectly, affect our ability to sell our therapeutics, if approved, at a favorable price.
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
From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing coverage, reimbursement, sales, and marketing of products regulated by CMS or other government agencies. In addition to new legislation, CMS, OIG, and other agency rules and policies addressing fraud and abuse, privacy, and coverage and reimbursement, among other things, are often revised or interpreted in ways that may significantly affect our business and our products. In particular, we expect that the Administration and the U.S. Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the U.S. healthcare reform legislation. Since taking office, President Trump signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
Congress has also enacted legislation that repeals certain portions of the ACA, including the Tax Cuts and Jobs Act, or TCJA, passed in December 2017, which included a provision that eliminates the penalty under the ACA’s individual mandate, effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Affordable Care Act is an essential and inseverable feature of the Affordable Care Act, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the Texas District Court judge issued an order staying the judgment pending appeal. On July 9, 2019, a Fifth Circuit U.S. Court of Appeals held a hearing to determine whether certain states and the U.S. House of Representatives have standing to appeal the lower court decision, but it is unclear when the court will render its decision on this hearing, and what effect it will have on the status of the Affordable Care Act. Litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.
In May 2018, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (HHS) has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Separately, in a July 2018 speech outlining the Trump Administrations’ healthcare regulatory reform efforts, the HHS Secretary announced that the Administration will soon begin considering changes to federal health privacy regulations. Such reforms, however, could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.
In addition, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
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
On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. The referendum, and the withdrawal of the United Kingdom from the European Union it triggers, has caused and, along with events potentially occurring in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe, or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the United Kingdom.
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
In connection with the August 2019 Offering, our common stock was approved for listing on the Nasdaq Capital Market under the symbol “XCUR” and began trading on July 31, 2019.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on August 2, 2019 we completed the August 2019 Offering, pursuant to which we issued and sold 31,625,000 shares of our common stock. In addition, we have filed, and the SEC has declared effective, a registration statement to register the resale of up to 39,714,143 shares of our common stock issued in connection with the Merger and the 2017 Private Placement or held by pre-Merger stockholders of us. Further, we have filed, and the SEC has declared effective, a registration statement to register the resale of up to 5,034,683 shares of our common stock, consisting of (i) 4,889,217 shares that were privately issued through the August 2018 Private Placement and (ii) 145,466 shares that were privately issued in connection with consulting services on February 1, 2018. Such registration statements will permit the resale of these shares at any time while the registration statements remain effective. The issuance of the shares pursuant to the August 2019 Offering and/or the resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the August 2019 Offering or an offering pursuant to this registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.
We have entered into a loan and security agreement with Hercules pursuant to which we may borrow in an aggregate principal amount of up to $10.0 million from Hercules at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. As of September 30, 2019, the interest rate on the term loan with Hercules was 11.45%. We were required to make interest only payments on the amounts borrowed until June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred. Commencing on January 1, 2019, and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents (other than the warrant) were due and payable on the maturity date on September 1, 2019. On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts are payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents are due and payable on the maturity date on September 1, 2019. On March 8, 2019, the Company and Hercules further amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 and amortization payments are deferred to, and payable at, the new maturity date of March 1, 2020. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. To the extent we desire to prepay the indebtedness prior to maturity, and after the date hereof, we would be obligated to pay a prepayment penalty to Hercules of 1% of the amounts being prepaid. Under the loan agreement, Hercules or its affiliates have a right to participate in a single subsequent unregistered financing by us in an amount of up $1.0 million on the same terms, conditions and pricing afforded to others participating in such financing. Hercules has not yet exercised this right to participate.
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
Based on the beneficial ownership of our common stock as of September 30, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 47.4 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Date: November 7, 2019

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)