Form 10-K
period 2019-12-31
EXICURE, INC.
filed 2020-03-10
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(847) 673-1700
(Registrant’s telephone number, including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	XCUR	The Nasdaq Stock Market LLC
(Title of each class)	(Trading symbol(s))	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2019, the aggregate market value of its shares (based on a closing price of $2.80 per share) held by non-affiliates was approximately $71.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 5, 2020, the registrant had 87,150,447 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

•	our dependence on current and future collaborators for developing, obtaining regulatory approval for and commercializing therapeutic candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under any current or future research collaboration and license agreements or arrangements;

•	our ability to identify and develop therapeutic candidates for treatment of additional disease indications;

•	our or a current or future collaborator’s ability to obtain and maintain regulatory approval of any of our therapeutic candidates;

•	the rate and degree of market acceptance of any approved therapeutic candidates;

•	the commercialization of any approved therapeutic candidates;

•	our ability to establish and maintain collaborations and retain commercial rights for our therapeutic candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and therapeutic candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our expectations relating to our needs for additional financing;

•	our ability to obtain additional funds for our operations;

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
Item 1. Business.
Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We are working to advance our SNA therapeutic candidates through multiple clinical trials, including the ongoing Phase 1b/2 trial of AST-008 in cancer patients.
We believe that one of the key strengths of our proprietary SNAs is that they have the potential to enter a number of different cells and organs. We have shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, we have expanded our pipeline into neurology, and are conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
The table below sets forth the stage of development of our SNA therapeutic candidates as of March 5, 2020:
___________
(1) In combination with checkpoint inhibitors.

(2)
On October 14, 2019, the shareholders of Allergan plc voted to approve the acquisition of Allergan by AbbVie Inc., which is subject to customary regulatory approvals and other customary closing conditions.

Immuno-oncology, AST-008
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9 receptors. We believe AST-008 may be used for immuno-oncology applications in combination with checkpoint inhibitors.
During the first half of 2019, we opened five clinical trial sites and began recruiting and dosing patients for the Phase 1b/2 trial. The Phase 1b/2 is an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We are recruiting patients with advanced or metastatic Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1. As of January 31, 2020, we have dosed 17 patients in the Phase 1b stage of the clinical trial. We have observed no treatment related serious adverse events, or SAEs, nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. The most common reported adverse event was injection site reactions. In December 2019, we received preliminary results from the Phase 1b/2 stage of the clinical trial showing potential signs of anti-tumor activity in patients with Merkel cell carcinoma. See “Recent Developments” section below for more information regarding these preliminary results. In the second quarter of 2020, we plan to initiate a Phase 2 dose expansion for intratumoral AST-008 in combination with approved checkpoint inhibitor to treat two cohorts of patients with advanced or metastatic Merkel cell carcinoma or cutaneous squamous cell carcinoma. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. We expect to open a total of up to 15 sites in the United States.
Neurology
We are investigating the utility of our SNA technology for the treatment of neurological conditions and have ongoing research programs underway. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. Nusinersen, marketed by Biogen Inc., as Spinraza® is a linear nucleic acid therapeutic approved by the FDA in late 2016 for the treatment of spinal muscular atrophy, or SMA. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours.
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
Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of Friedreich’s ataxia, or FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions such as hypertrophic cardiomyopathy, myocardial fibrosis and heart failure. The typical age of onset for FA is between 5 and 15 years. An estimated 5,000 patients in the US and 15,000 patients worldwide are affected by FA. There are no FDA-approved treatments for FA.
We have conducted extensive preclinical research evaluating the suitability of our SNA technology for genetically defined neurological diseases, including efficacy studies in animal models, and biodistribution in rodent and non-human primates. Based on the results, we believe we can target FA at the genetic source and meet an important unmet medical need for FA patients. FA is driven by expansion of guanine-adenine-adenine bases of the DNA sequence, or GAA, triplet repeats in the first intron of frataxin, or FXN, gene. The expanded repeat of FXN forms an intramolecular triple-helix, which impairs transcription and reduces levels of frataxin protein. Our strategy will be to use a genetically-targeted SNA therapy to increase FXN protein. Our FA program, XCUR-FXN, will be designed and developed with guidance from and in collaboration with the Friedreich’s Ataxia Research Alliance, or FARA, the non-profit, charitable organization dedicated to accelerating research leading to treatments and a cure for FA. We expect to initiate IND-enabling studies for XCUR-FXN in late 2020.
Other neurological indications
We are building on our proof-of-concept work with nusinersen and our therapeutic candidate XCUR-FXN to further explore new therapeutic applications of our SNA technology in neurology. We aim to address indications with great unmet medical need and where we believe the attributes of our SNA technology would lead to therapeutic and commercial advantages. In order to select new therapeutic indications, we expect to analyze a variety of attributes including: (i) indications where there is a known genetic basis for the disorder, (ii) disorders where we can target multiple genes, (iii) the existence of a patient registry or a patient advocacy group that can work with us for easier trial enrollment, (iv) the competitive therapeutic landscape including disorders not easily addressable by small molecules or antibodies, (v) indications with no approved therapies, and (vi) indications amenable to localized therapeutic administration. Based on these and other criteria, we are currently exploring additional neurological conditions, including spinocerebellar ataxia, Batten disease, amyotrophic lateral sclerosis (ALS), and Huntington’s disease.
Dermatology
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
We have observed no adverse safety events related to treatment with XCUR17 in the Phase 1 clinical trial to date. In addition to the safety, tolerability and clinical assessments, the trial measured psoriatic infiltrate thickness over the 26-day treatment period. No relevant changes in mean psoriatic infiltrate thickness were observed for the three XCUR17 gels or the active ingredient-free vehicle gel.
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
We believe these findings suggest that SNA-based drugs, such as XCUR17, may address clinical symptoms in patients with inflammatory diseases, such as psoriasis. We currently are not conducting additional clinical activities for XCUR17 and we seek to out-license the XCUR17 program.
Ophthalmology
We believe that the eye may be an attractive organ for locally-applied SNAs because (i) it is a small and immune-privileged organ, (ii) there are established and non-invasive clinical assessment procedures, and (iii) effective trials can be designed by using a contralateral control eye. We believe that our preclinical data using SNA technology may provide proof-of-concept for expansion of our research and development activities into ophthalmological genetic disorders. Our preclinical data indicated that SNAs distributed to both posterior (retinal) and anterior (cornea) ocular structures, exhibited higher distribution and persisted longer compared to linear oligonucleotides, and did not cause inflammation in the eye.
We believe SNAs may possess key potential advantages over gene therapy in the eye. These key potential advantages include: (i) delivery via intravitreal injections which are safer and easier than subretinal injections, (ii) tunable and reversible control of target expression, and (iii) the ability to treat toxic gain-of-function diseases and target large genes. We believe, based on our internal analysis, that there are approximately 250 rare ophthalmological diseases with known genetic targets, such as CLN3 for Batten disease, BEST1 for vitelliform macular dystrophy, and USH2A for usher syndrome type 2A. As such, we intend to expand our preclinical research and development activities in ophthalmology in 2020 and beyond.
Collaboration Programs
Allergan Collaboration Agreement
On November 13, 2019, we entered into a Collaboration, Option and License Agreement, or the Allergan Collaboration Agreement, with a wholly-owned subsidiary of Allergan plc, Allergan Pharmaceuticals International Limited, or Allergan. Pursuant to the Allergan Collaboration Agreement, we granted to Allergan exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders. Under each such license, we grant to Allergan exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics.
Under the terms of the Allergan Collaboration Agreement, we received an upfront payment of $25 million, and, if Allergan exercises any of its option rights under the agreement, Allergan will pay us an option exercise fee equal to $10 million for each exercised option, if such option is exercised during the initial option exercise period. Allergan may extend an option exercise period beyond the applicable initial exercise period for a particular program for an additional fee.
If Allergan exercises an option for a program, we are eligible to receive up to an aggregate of $55 million for development milestone payments and $132.5 million for product approval and launch milestones, per program. We are also eligible to receive up to $175 million in sales milestone payments, on a program by program basis, associated with aggregate worldwide sales. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern University, or Northwestern, upon receipt, pursuant to our existing license agreements with Northwestern.

Dermelix Collaboration Agreement
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
Under the terms of the Dermelix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early-stage development for each indication up to IND enabling toxicology studies. Dermelix will assume subsequent development, commercial activities and financial responsibility for such indications. Dermelix will pay the costs and expenses of development and commercialization of any licensed products under the Dermelix License Agreement, including our expenses incurred in connection with development activities and in accordance with the development budget. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.
Purdue Collaboration Agreement
AST-005
AST-005 is an SNA targeting TNF for the treatment of mild to moderate psoriasis. In a completed Phase 1 clinical trial, AST-005, when topically administered, resulted in no drug associated adverse events, and demonstrated a reduction of TNF mRNA. The TNF mRNA reduction elicited by the highest strength of AST-005 gel was statistically significant when compared to the effects of the vehicle.
In 2016, we entered into a research collaboration, option and license agreement with Purdue Pharma L.P., under which a Phase 1b clinical trial evaluated the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than previously studied, but did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy. In 2018, Purdue declined to exercise its option to develop AST-005 at that time, but indicated its intent to retain rights relating to the TNF target and reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights in AST-005.
In 2019, Purdue, while re-asserting its right to develop new anti-TNF therapeutic candidates, indicated it will not select any collaboration targets. As a result, we will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, we also believe that it is highly unlikely that we will receive any research, regulatory and commercial sales milestones from Purdue for any anti-TNF therapeutic candidates.

Intellectual property
We believe that we have a strong intellectual property, or IP, position in the field of SNA therapeutics. As of December 31, 2019, our patent portfolio consists of over 85 issued patents and allowed patent applications and over 125 pending patent applications. We have licensed IP from Northwestern University and have also independently filed patents to protect our IP. Our license from Northwestern University is for exclusive worldwide rights to the use of SNA technology for therapeutic applications. Any patents arising from applications covering AST-008 would expire between 2034 and 2037. Patents arising from applications covering XCUR17 and AST-005 would expire by 2037 and 2035, respectively.
Our Strategy
We intend to build a leading nucleic acid therapeutics company based on our proprietary SNA technology. The key elements of our strategy are:

•
Rapidly advance AST-008 through clinical development for select cancer indications. AST-008 is our most advanced therapeutic candidate. We are conducting a Phase 1b/2 trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. As of January 31, 2020, we have dosed 17 patients in the Phase 1b stage of the clinical trial. We have observed no treatment related serious adverse events, or SAEs, nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. The most common reported adverse event was injection site reactions. In December 2019, we received preliminary results from the Phase 1b/2 stage of the clinical trial showing potential signs of anti-tumor activity in patients with Merkel cell carcinoma. See “Recent Developments” section below for more information on these preliminary results. In the second quarter of 2020, we plan to initiate Phase 2 dose expansion for intratumoral AST-008 in combination with an approved checkpoint inhibitor for two cohorts of patients with advanced or metastatic Merkel cell carcinoma or cutaneous squamous cell carcinoma. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. We expect to open a total of up to 15 sites in the United States.

•
Prioritize neurological disorders for near-term development efforts, proof-of-concept and commercialization. In June 2018, it was observed in a preclinical study that nusinersen in SNA format prolonged survival by four-fold as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen. Subsequently, in the fall of 2018, we completed a bio-distribution study comparing nusinersen to nusinersen in SNA format in rats. The concentration of nusinersen in the kidneys was significantly increased in comparison to nusinersen in SNA format while more nusinersen in SNA format was retained in the CNS (brain and spinal cord) compared to nusinersen at 24, 72 and 168 hours. Based on these results, we believe the attributes of our SNA technology may potentially lead to therapeutic and commercial advantages in neurological conditions. In December 2019, we announced Friedreich’s ataxia (FA) as the therapeutic indication for the company’s first neurology development program. We are working in collaboration with Friedreich’s Ataxia Research Alliance, or FARA, to develop XCUR-FXN, our FA therapeutic candidate. We expect to initiate IND-enabling studies for XCUR-FXN in late 2020. We are also evaluating the application of our SNA technology in additional neurological conditions with unmet medical needs, including spinocerebellar ataxia, Batten disease, amyotrophic lateral sclerosis (ALS), and Huntington’s disease.

•
Use our proprietary SNA technology to develop additional therapeutic candidates. We have demonstrated in preclinical studies that in certain applications, SNAs exhibit superior biodistribution properties compared to linear oligonucleotides being both more persistent and more stable in the tissue or organ of interest. As a consequence, SNAs may have potential applications in a variety of additional organs, including the eye, gastrointestinal tract and lungs. We believe that we have the opportunity to enhance the therapeutic potential of known oligonucleotides of clinical utility by incorporating them in our SNA platform. In addition, we may be able to develop novel therapeutic candidates targeting validated therapeutic targets. We are conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.

•
Advance SNA platform in dermatological indications with suitable partners. In the fourth quarter of 2018 we reported results from the Phase 1 trial of XCUR17, an SNA for the treatment of mild to moderate psoriasis.

Of the twenty-one patients, eleven treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Informed by these results, on February 17, 2019, we entered into a License and Development Agreement with Dermelix. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton Syndrome and up to five additional rare skin indications. Additionally, in November 2019, we entered into the Allergan Collaboration Agreement, pursuant to which we, in collaboration with Allergan, are developing SNA-based treatments for hair loss disorders.

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

•
Continue to expand our core capabilities in high throughput screening and automated analyses. We believe there may be a number of therapeutic areas where our SNA technology can be applied to bring first-in-class or best-in-class medicines to patients. Our goal is to identify and advance to clinical development therapeutic candidates for multiple different genetically-defined disorders in parallel, either on our own or with strategic collaborators. We continue to invest in critical infrastructure and know-how to execute on this goal.

•
Build, enhance and protect our proprietary SNA intellectual property. We believe the three-dimensional structure of our SNAs provides novel technological and commercial opportunities. We have licensed IP from Northwestern University and have also filed patents independently to protect our IP. Our license from Northwestern University is for exclusive worldwide rights to the use of SNA technology for therapeutic applications. We will continue to protect our IP and innovations arising from our research and development efforts, and prudently in-license technologies where appropriate for protection of our therapeutic pipeline and the broader SNA technology. Any patents arising from applications covering AST-008 would expire between 2034 and 2037. Patents arising from applications covering XCUR17 and AST-005 would expire by 2037 and 2035, respectively.

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

•
SNAs potentially exhibit superior biodistribution properties compared to linear oligonucleotides. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours. We believe that we have the opportunity to enhance the therapeutic potential of known oligonucleotides of clinical utility by incorporating them in our SNA platform. In addition, we may be able to develop novel therapeutic candidates using our SNA platform.

•
SNAs can potentially target multiple genes with a single therapeutic candidate. In collaboration with Dr. Amy Paller, one of our scientific advisors, at the 2019 meeting of the Society for Investigative Dermatology, we presented data demonstrating the application of our SNA technology for concurrently targeting two different genes in a single SNA compound. Further, we believe we can concurrently target three or more genes with a single SNA compound. This feature potentially allows us to identify novel therapeutic candidates to treat multiple variants of a given genetic disorder or multiple genetic targets for a single disorder with one therapeutic candidate.

•
SNAs we have administered to date have been well-tolerated. In each of the Phase 1 clinical trials of AST-005 and XCUR17, we observed no drug associated adverse events when the SNA therapeutic candidate was applied topically to the skin of patients with mild to moderate psoriasis. No serious adverse events were observed in our Phase 1 trial after injecting AST-008 subcutaneously into healthy volunteers. There are three key elements to our safety strategy. First, by administering SNAs locally, we expect to minimize systemic exposure thereby decreasing safety risk. Second, because SNAs enter cells and tissues without lipid or polymer encapsulation or complexation, we expect to avoid the toxicity risks associated with these delivery systems. Finally, due to the nuclease resistance attributable to the architecture of the SNA, we use fewer chemical modifications than are customary in nucleic acid therapeutic development.

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

•
SNAs can be manufactured at commercial scale. Based on our manufacturing work to date, we believe SNAs can be made in a low cost, high-throughput, scalable, and reproducible manner using current Good Manufacturing Practices, or cGMPs.

Our Therapeutic Development Programs
Our therapeutic development programs include the development of AST-008 to address unmet medical needs in the treatment of Merkel cell carcinoma and squamous cell carcinoma and one SNA therapeutic candidate to address unmet medical needs in inflammatory disorders. We are developing a therapeutic candidate for the treatment of Friedreich’s ataxia and multiple other genetically-defined neurological disorders. We are also conducting early stage research activities in ophthalmology, respiratory and gastrointestinal applications. These early stage research activities are described in more detail in the sections entitled “—Preclinical research programs.”
The table below sets forth the stage of development of our SNA therapeutic candidates as of March 5, 2020:

___________
(1) In combination with checkpoint inhibitors.

(2)
On October 14, 2019, the shareholders of Allergan plc voted to approve the acquisition of Allergan by AbbVie Inc., which is subject to customary regulatory approvals and other customary closing conditions.

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
AST-008—an SNA for immuno-oncology
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9 receptors. We believe AST-008 may be used for immuno-oncology applications in combination with checkpoint inhibitors. We have observed that, in preclinical studies in a variety of tumor models, AST-008, applied in combination with certain checkpoint inhibitors, exhibited anti-tumor responses and survival rates that were greater than those demonstrated by checkpoint inhibitors alone. We have also demonstrated that AST-008 was active when administered subcutaneously, intratumorally or intravenously, in both prevention and established mouse tumor models. The administration of AST-008 also produced localized as well as abscopal anti-tumor activity in mouse cancer models. Additionally, the administration of AST-008 in combination with certain checkpoint inhibitors conferred adaptive immunity in breast and colon cancer mouse models. In mouse tumor models, administration of AST-008 with anti-PD-1 antibodies suppresses regulatory T-cells, or Tregs, and myeloid-derived suppressor cells, or MDSCs, and increases the levels of CD8 effector T-cells. We believe these important results suggest that the combination of immuno-oncology SNAs and checkpoint inhibitors could potentially treat a larger proportion of cancer patients than checkpoint inhibitors alone.
Phase 1b/2 clinical development of AST-008
During the first half of 2019, we opened five clinical trial sites and began recruiting and dosing patients for the Phase 1b/2 trial. The Phase 1b/2 is an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We are recruiting patients with advanced or metastatic Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1. As of January 31, 2020, we have dosed 17 patients in the Phase 1b stage of the clinical trial. We have observed no treatment related serious adverse events, or SAEs, nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. The most common reported adverse event was injection site reactions. In December 2019, we received preliminary results from the Phase 1b/2 stage of the clinical trial showing potential signs of anti-tumor activity in patients with Merkel cell carcinoma. See “Recent Developments” section below for more information regarding these preliminary results. In the second quarter of 2020, we plan to initiate a Phase 2 dose expansion for intratumoral AST-008 in combination with approved checkpoint inhibitor to treat two cohorts of patients with advanced or metastatic Merkel cell carcinoma or cutaneous squamous cell carcinoma. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. We expect to open a total of up to 15 sites in the United States.
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

SNAs for Neurology
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
Proof-Of-Concept Work with Nusinersen
Despite delivery challenges, nucleic-acid based therapy has been successfully developed to treat a central nervous system, or CNS, disorder. Nusinersen, by Ionis Pharmaceuticals and Biogen Inc., was approved by the FDA in late 2016 for the treatment of spinal muscular atrophy, or SMA. SMA is a genetic disorder characterized by progressive muscle wasting and loss of muscle function due to motor neuron dysfunction. SMA is characterized by reduced amount of survival of motor neuron 1, or SMN1, protein. The severity of the disease depends on the amount of a related protein, SMN2, where lesser quantities of SMN2 are correlated to more severe disease. SMN2 is similar to SMN1, but leads to production of truncated protein, which is normally rapidly degraded.
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
To evaluate the potential superiority of the SNA over linear oligonucleotides in directing the production of a more stable variant of the SMN2 protein, we compared the effects of nusinersen in linear format with nusinersen in SNA format in cells derived from SMA patients. The data showed that treatment with SNA format of nusinersen resulted in greater levels of the more stable variant of SMN2 mRNA compared with linear format. SNA format of nusinersen resulted in up to 45-fold increase in the more stable SMN2 mRNA variant versus controls, while a much smaller 2.5-fold increase was observed using nusinersen in the linear format.
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
Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of Friedreich’s ataxia, or FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions such as hypertrophic cardiomyopathy, myocardial fibrosis and heart failure. The typical age of onset for FA is between 5 and 15 years. An estimated 5,000 patients in the US and 15,000 patients worldwide are affected by FA. There are no FDA-approved treatments for FA.
We have conducted extensive preclinical research evaluating the suitability of our SNA technology for genetically defined neurological diseases, including efficacy studies in animal models, and biodistribution in rodent and non-human primates. Based on the results, we believe we can target FA at the genetic source and meet an important unmet medical need for FA patients. FA is driven by expansion of guanine-adenine-adenine bases of the DNA sequence, or GAA, triplet repeats in the first intron of frataxin, or FXN, gene. The expanded repeat of FXN forms an intramolecular triple-helix, which impairs transcription and reduces levels of frataxin protein. Our strategy will be to use a genetically-targeted SNA therapy to increase FXN protein. Our FA program, XCUR-FXN, will be designed and developed with guidance from and in collaboration with the Friedreich’s Ataxia Research Alliance, or

FARA, the non-profit, charitable organization dedicated to accelerating research leading to treatments and a cure for FA. We expect to initiate IND-enabling studies for XCUR-FXN in late 2020.
Other neurological indications
We are building on our proof-of-concept work with nusinersen and our therapeutic candidate XCUR-FXN to further explore new therapeutic applications of our SNA technology in neurology. We aim to address indications with great unmet medical need and where we believe the attributes of our SNA technology would lead to therapeutic and commercial advantages. In order to select new therapeutic indications, we expect to analyze a variety of attributes including: (i) indications where there is a known genetic basis for the disorder, (ii) disorders where we can target multiple genes, (iii) the existence of a patient registry or a patient advocacy group that can work with us for easier trial enrollment, (iv) the competitive therapeutic landscape including disorders not easily addressable by small molecules or antibodies, (v) indications with no approved therapies, and (vi) indications amenable to localized therapeutic administration. Based on these and other criteria, we are currently exploring additional neurological conditions, including spinocerebellar ataxia, Batten disease, amyotrophic lateral sclerosis (ALS), and Huntington’s disease.
SNAs for inflammatory diseases
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
We have observed no adverse safety events related to treatment with XCUR17 in the Phase 1 clinical trial to date. In addition to the safety, tolerability and clinical assessments, the trial measured psoriatic infiltrate thickness over the 26-day treatment period. No relevant changes in mean psoriatic infiltrate thickness were observed for the three XCUR17 gels or the active ingredient-free vehicle gel.
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
We currently are not conducting additional clinical activities for XCUR17 and we seek to out-license the XCUR17 program.
Preclinical development of XCUR17
We have gathered experimental evidence of the biological activity of XCUR17 in healthy human skin samples prior to undertaking the Phase 1 clinical trial. As a consequence, we believe we have a deeper understanding of how XCUR17 will perform during clinical trials than would be ordinarily possible with traditional therapeutic development.
XCUR17 exhibited cellular uptake and skin penetration properties. Specifically, XCUR17 entered into keratinocytes in vitro and entered into healthy human skin ex vivo after topical application. In addition, it also down-regulated the expression of IL-17RA mRNA and protein in keratinocytes in vitro. Further, XCUR17 gel down-regulated IL-17RA mRNA in healthy human skin ex vivo.

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
We believe that the eye may be an attractive organ for locally-applied SNAs because (i) it is a small and immune-privileged organ, (ii) there are established and non-invasive clinical assessment procedures, and (iii) effective trials can be designed by using a contralateral control eye. We believe that our preclinical data using SNA technology may provide proof-of-concept for expansion of our research and development activities into ophthalmological genetic disorders. Our preclinical data indicated that SNAs distributed to both posterior (retinal) and anterior (cornea) ocular structures, exhibited higher distribution and persisted longer compared to linear oligonucleotides, and did not cause inflammation in the eye.
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
We believe SNAs may possess key potential advantages over gene therapy in the eye. These key potential advantages include: (i) delivery via intravitreal injections which are safer and easier than subretinal injections, (ii) tunable and reversible control of target expression, and (iii) the ability to treat toxic gain-of-function diseases and target large genes. We believe, based on our internal analysis, that there are approximately 250 rare ophthalmological diseases with known genetic targets, such as CLN3 for Batten disease, BEST1 for vitelliform macular dystrophy, and USH2A for usher syndrome type 2A. As such, we intend to expand our preclinical research and development activities in ophthalmology in 2020 and beyond.
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
Our Intellectual Property
Proprietary Protection
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to AST-008, XCUR17 and AST-005 therapeutic candidates and our SNA technology platform. Our policy is to seek to protect our proprietary position by, among other methods, filing and licensing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, and technological innovation to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our owned or licensed pending patent applications or with respect to any patent applications filed or licensed by us in the future, nor can we be sure that any of our existing owned or licensed patents or any patents that may be granted or licensed to us in the future will be commercially useful in protecting our technology.
Patent Rights
Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of December 31, 2019, our patent portfolio consists of over 85 issued patents and allowed patent applications and over 125 pending patent applications. Our general practice is to seek patent protection in major markets worldwide, including the U.S., Canada, China, Japan, Australia, certain members of the European Union, among others. Majority of the issued patents and allowed patent applications are licensed from Northwestern University. Among the pending patent applications, we license over 35 from NU, we exclusively own 75, and we jointly own 8 with Northwestern University.
Our license from Northwestern University is for royalty bearing worldwide exclusive rights to the use of SNAs for therapeutic applications. Pursuant to the license, we are allowed to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights.
Our AST-008 patent portfolio includes 17 issued and 39 pending U.S. nonprovisional and foreign patent applications. Foreign jurisdictions where we are seeking patent protection for our AST-008 patent portfolio include Canada, China, Japan, Australia, the European Union, India, South Korea and Mexico. Each of these applications is a composition of matter and method of use type application. The claims of these applications are directed to certain nanoscale constructs, liposomal particles, and multivalent nanostructures, and their methods of use for treating cancer and other disorders. Any patents that may issue from these applications would expire between 2034 and 2037. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our XCUR17 patent portfolio includes one issued and eight pending U.S. nonprovisional and foreign patent applications. The pending applications are composition of matter and method of use type applications and include claims to one or more oligonucleotides that are 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from this application would expire by 2037. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our AST-005 patent portfolio includes one issued U.S. patent application and eight pending U.S. nonprovisional and foreign patent applications. The applications are composition of matter and method of use type applications and include claims to an oligonucleotide that is 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from these applications would expire by 2035. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
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
Northwestern University License Agreements
In September 2009, Northwestern University and AuraSense LLC, or ASLLC, our former parent, entered into a license agreement under which Northwestern University granted ASLLC an exclusive, worldwide license under certain Northwestern University patents and patent applications to exploit products and processes in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as or accompanying therapeutics or theradiagonostics and in or for intracellular diagnostic applications and intracellular research. On December 12, 2011, ASLLC assigned to us all of its worldwide rights and interests under the Northwestern University-ASLLC license in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”). In accordance with the terms and conditions of this assignment, we assumed all liabilities and obligations of ASLLC to Northwestern University as set forth Northwestern University its license agreement in the assigned field and in August 2015 we entered into a restated license agreement with Northwestern University (the “Restated License Agreement”). In February 2016, we obtained exclusive license as to Northwestern University’s rights in certain SNA technology we jointly own with Northwestern University (the “Co-owned Technology License”). The Company’s license to Northwestern University’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with Northwestern University to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). Our rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2019, all pending patent applications under the Wound Healing License have been abandoned. For purposes of the assigned field, therapeutic uses means the use of products and processes that are covered by the patents and patent applications licensed from Northwestern University for the purpose of providing a therapy or course of medical treatment to address a medical condition or disease. The Northwestern University License Agreements provide to us the exclusive, worldwide right to make, have made, use, modify, sell, offer for sale and import any product or process that is covered by any claim in the licensed Northwestern University patents and patent applications. We have the right to sublicense these rights to third parties. The Northwestern University License Agreements require us to use commercially reasonable efforts, consistent with demand in the marketplace, regulatory procedures and industry conditions and development timelines, to research, develop, market and manufacture the licensed products.
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
In order to secure the assignment of the Northwestern University-ASLLC license in the field, we assumed the obligation to pay Northwestern University an annual license fee, which may be credited against any royalties based on sales of licensed products that are due to Northwestern University in the same year, and to reimburse Northwestern University for expenses associated with the prosecution and maintenance of the licensed patent rights. In addition, we assumed the obligation to pay Northwestern University royalties at a low single-digit percentage of any net revenue generated by our sale or transfer of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also assumed the obligation to pay Northwestern University, on a quarterly basis, a percentage of all sublicense payments we receive, and the greater of a mid-teen percentage of all sublicensee royalties or a low single-digit percent of any net revenue generated by a sublicensee’s sale or transfer of any licensed product.
We may terminate the Northwestern University License Agreements at any time by providing 90 days written notice to Northwestern University. Northwestern University may terminate the agreements or, alternatively, convert our exclusive rights to non-exclusive rights if we fail to comply with certain prescribed timelines for research, development, marketing and manufacturing milestones for the licensed products. Northwestern University may also terminate the agreements if we sue, or do not terminate all agreements with a sublicensee who sues Northwestern University, in a matter not arising from the agreements themselves. Either party may terminate the agreements in the event of a material breach by the other that remains uncured for a period of 30 days after the non-breaching party provides notice to the breaching party. The agreements will automatically terminate if we reach specified thresholds of financial distress. In the event of termination, all rights immediately revert to Northwestern University. The agreements will automatically expire upon the expiration of the last to expire patent rights. In the event of expiration, the license automatically becomes a non-exclusive, irrevocable, fully-paid license to use or sublicense the use of know-how to make and sell products in each country where the license had previously been in effect.
Our intellectual property strategy
Our strategy around protection of our proprietary technology, including any innovations and improvements, is to obtain worldwide patent coverage with a focus on jurisdictions that represent significant global pharmaceutical markets. Generally, patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country, assuming that all maintenance fees are paid and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended, for example, by patent term adjustment or extension, or shortened, for example, by terminal disclaimer. We are pursuing worldwide patent protection for at least novel molecules, compositions of matter, pharmaceutical formulations, methods of use, including treatment of disease, methods of manufacture and other novel uses for the inventive molecules originating from our research and development efforts. We continuously assess whether it is strategically more favorable to maintain confidentiality for the “know-how” regarding a novel invention rather than pursue patent protection. For each patent application that is filed we strategically tailor our claims in accordance with the existing patent landscape around a particular technology.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Idera Pharmaceuticals, Inc., Stoke Therapeutics, Inc., and Checkmate Pharmaceuticals, Inc. These and other competitors compete with us in recruiting scientific and managerial talent, and for the finite funding available from biotechnology and pharmaceutical companies.
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
In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Clinical Trials Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) once the EU Portal and Database are fully functional. The Regulation was expected to apply by October 2018. However, due to technical difficulties with the development of the IT systems, it is currently expected that the new Regulation will come into application during 2020. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.
In the EU, a company may submit a marketing authorization application either: (i) at the national level with the national competent authorities in one EU Member State, referred to as the national procedure; (ii) via mutual recognition of a national authorization in other EU Member States, referred to as the mutual recognition procedure; (iii) at the national level in several EU Member States, or the decentralized procedure; or (iv) at centralized level with the European Medicines Agency, or EMA, referred to as the centralized procedure. The national procedure allows the applicant to choose the EU Member State in which they wish to first submit an application. The mutual recognition procedure allows a marketing authorization granted in one EU Member State via the national procedure to be recognized in other EU Member States. The decentralized procedure allows a medicine that has not yet been authorized in the EU to be authorized in several EU Member States. The centralized procedure, whereby a medicine receives marketing authorization in all EU Member States, is compulsory for certain medicines and is optional for other types of medicines if the applicant can show eligibility.
As in the U.S., we may apply for designation of a therapeutic candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Regulation (EC) No. 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the product in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must also demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the product has to be of significant benefit compared to products available for the condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized European Union marketing authorization. The grant of a marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity. There are a number of derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication, including where the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior.
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

•
Requirements on manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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
Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, the Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business.
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
In order for a pharmaceutical product to (i) receive federal reimbursement under Medicaid and Medicare Part B (the part of the federal Medicare program covering outpatient items and services for the aged and disabled) or (ii) be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program, which is a federal program that requires manufacturers to provide discounts to certain statutorily defined safety-net providers. The required 340B discount on a given product is calculated based on certain Medicaid Drug Rebate Program metrics the manufacturer is required to report to CMS. The failure to report or the misreporting of such pricing metrics could result in significant civil monetary penalties and fines for each item of false or omitted information and per day per labeler code for each day the submission of such pricing information is late beyond the due date.
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
In the United States, no uniform policy exists for coverage and reimbursement for pharmaceutical products among third-party payors. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which may not include all FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded product on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the medical product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. Furthermore, a payor’s decision to provide coverage for a product does not imply an adequate reimbursement rate will be available. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Further, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The Department of Health and Human Services has begun implementation of the Trump administration Blueprint, soliciting feedback on some of these measures and, immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
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
The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of the federal Anti-Kickback Statute can result in significant civil monetary and criminal penalties, per kickback plus three times the amount of remuneration and a prison term per violation. Further, violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability (discussed below). The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on allegedly inappropriate consulting, discounting and other financial arrangements with physicians and others in a position to refer patients to receive items or services reimbursable by a federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only government programs.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties, including for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in its investigations and prosecutions of pharmaceutical and biotechnology companies throughout the U.S. Such investigations and prosecutions frequently involve, for example, the alleged promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with the False Claims Act and other applicable fraud and abuse laws.
We may be subject to the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Federal government price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs.
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
We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals, as well as physician ownership and investment interests in the manufacturer. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.
Finally, as noted above, analogous state laws and regulations, such as, state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. There are also state and local laws that require the registration of pharmaceutical sales representatives. Similarly, many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

The current members of our advisory board are as follows.

Name	Position and Institutional Affiliation
Freddy Boey, Ph.D.	Deputy President and Provost, Nanyang Technological University
Sunandana (Sue) Chandra, M.D., M.S.	Assistant Professor of Medicine (Hematology and Oncology) at the Feinberg School of Medicine at Northwestern University
Michael Hodges, M.D., MBBS, BSc, MRCP	Chief Medical Officer, Amplyx Pharmaceuticals
Steven O’Day, M.D.
Executive director of the John Wayne Cancer Institute and Cancer Clinic, director of Providence Los Angeles Regional Research and professor of medical oncology, director of immuno-oncology, director of clinical research at the John Wayne Cancer Institute at Providence Saint John’s Health Center

Amy S. Paller, M.D.	Walter J. Hamlin Professor and Chair Department of Dermatology at Northwestern University Feinberg School of Medicine
Henry Paulson, M.D., Ph.D.	Professor of neurology for Alzheimer's Disease and Related Disorders in the department of neurology at the University of Michigan
Susan Perlman, M.D.	Professor in the department of neurology and director of Ataxia and Neurogenetics Program and Post-polio Program at the David Geffen School of Medicine at UCLA
Jeffrey Raizer, M.D.	Medical director for oncology at Astellas Pharma
Steven T. Rosen, M.D., F.A.C.P.	Provost and Scientific Director, City of Hope
Cy Stein, M.D.	Professor of Medical Oncology and Molecular and Cellular Biology and the former chair of the Department of Medical Oncology and Therapeutics Research at City of Hope
Employees
As of December 31, 2019, we have 29 full time employees, of whom 22 are engaged in research and development activities and 7 are engaged in finance, legal, human resources, business development and general management. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Corporate Information
We were originally incorporated in the State of Delaware on February 6, 2017 under the name “Max-1 Acquisition Corporation.” Prior to the Merger (as defined below), Max-1 was a “shell” company registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with no specific business plan or purpose until it began operating the business of Exicure Operating Company (Exicure OpCo) through a transaction on September 26, 2017 (the “Merger”). Exicure OpCo was originally formed as a limited liability company under the name AuraSense Therapeutics, LLC in the State of Delaware in June 2011 and was a clinical-stage biotechnology company developing gene regulatory and immuno-oncology therapeutics based on its proprietary SNA technology. AuraSense Therapeutics, LLC was subsequently converted into AuraSense Therapeutics, Inc., a Delaware corporation, on July 9, 2015, and changed its name on the same date to Exicure, Inc. Immediately after giving effect to the Merger and the initial closing of a private placement transaction on September 26, 2017, the business of Exicure OpCo became our business.
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

Available Information
We are subject to the informational requirements of the Exchange Act, and, accordingly, file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, with the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.
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
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of December 31, 2019, we have generated an accumulated deficit of $100.1 million. For the years ended December 31, 2019 and 2018, our net loss was $26.3 million and $22.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of December 31, 2019, we had $48.5 million in cash and cash equivalents and $62.3 million in short-term investments. Based on our current operating plans, we believe that existing working capital at December 31, 2019 is sufficient to fund our operations into early 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our collaboration, option, and license agreement with Allergan plc, or Allergan, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix LLC, or Dermelix, or as a primary contractor or as a subcontractor on government grants, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with Allergan, which began in November 2019, and Dermelix, which began in February 2019, and Purdue, with which there no active therapeutic candidates in development and which has not indicated any further interest in development, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with applicable GLPs, and clinical trials to be conducted in accordance with applicable FDA regulations and GCPs, including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The manufacturing process for a therapeutic candidate is subject to oversight by the FDA and foreign regulatory authorities. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory requirements, such as cGMPs. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our therapeutic candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our therapeutic candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop therapeutic candidates in a timely manner or within budget.
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any therapeutic candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for therapeutic candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our therapeutic candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide-based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Idera Pharmaceuticals, Inc., Stoke Therapeutics, Inc., and Checkmate Pharmaceuticals, Inc. These and other competitors compete with us in recruiting scientific and managerial talent, and for funding from pharmaceutical companies.
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
Increasing scrutiny and changing expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance practices. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, supply chain management, diversity and human rights. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and the price of our ordinary shares.
Any of the factors mentioned above, or the perception that we or our suppliers, or contract manufacturers or collaborators have not responded appropriately to the growing concern for such issues, regardless of whether we are legally required to do so, may damage our reputation and have a material adverse effect on our business, financial condition, results of operations cash flows and/or ordinary share price.
Natural disasters or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.
The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe hazards in the United States or in other countries in which we or our suppliers or manufacturers operate or are located could adversely affect our operations and financial performance. These types of unexpected events could result in physical damage to and complete or partial closure of one or more of the manufacturing facilities operated by our contract manufacturers, or the temporary or long-term disruption in the supply of products, and/or disruption of our ability to deliver products to customers. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations, our business, results of operations and stock price.
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
As of December 31, 2019, we had $48.5 million in cash and cash equivalents and $62.3 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Management successfully remediated the control deficiency during 2018 that gave rise to the above-mentioned material weakness. If we identify new material weaknesses in the future in our internal controls over financial reporting, we may not detect errors in a timely manner and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. We may also fail to report our financial results on a timely and accurate basis, which could result in sanctions, lawsuits, or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the national stock exchange on which our securities are eventually listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2019, our patent portfolio consists of over 85 issued patents and allowed patent applications and over 125 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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

Patent term may be inadequate to protect our competitive position on our future therapeutics for an adequate amount of time.
Given the amount of time required for the development, testing and regulatory review of new therapeutic candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we have patents covering our product candidates. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, the patent term extension or restoration cannot extend the remaining term of a patent beyond a total of 14 years from the approval date of the product candidate. Only one patent applicable to an approved product candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration dates. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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
We generally file a provisional patent application first, also known as a priority filing, at the USPTO. An international application under the Patent Cooperation Treaty, or PCT, is usually filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the U.S., European Union, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, China, India, South Korea, and Mexico. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant or after grant by nonpayment of maintenance fees for the resulting patent. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same therapeutic candidate or technology.
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
Although we do not currently have any products on the market, once our therapeutic candidates or clinical trials are covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell or distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge pf the statute or specific intent to violate it in order to have committed a violation;

•
the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program (i.e., not just federal healthcare programs), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•
the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and U.S. teaching hospitals with limited exceptions. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•
analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.

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
Patients who are prescribed therapeutics for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved therapeutics. Our ability to commercialize any therapeutics successfully also will depend in part on the extent to which coverage and reimbursement for these therapeutics and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved therapeutics. Moreover, eligibility for coverage does not necessarily signify that a therapeutic will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new therapeutics, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more therapeutics to the market, these therapeutics may not be considered cost-effective, and the amount reimbursed for any therapeutics may be insufficient to allow us to sell our therapeutics on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates and other concessions to reduce the prices for therapeutics. If the price we are able to charge for any therapeutics we develop, or the reimbursement provided for such therapeutics, is inadequate in light of our development and other costs, our return on investment could be adversely affected.
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
Commercial third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage, and adequate reimbursement from both government-funded and private payors for new therapeutics we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.
In May 2018, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Additionally, on December 18, 2019, FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.
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
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our therapeutic candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our therapeutic candidates, restrict or regulate post-approval activities and affect our ability to commercialize our therapeutic candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future therapeutic candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.
Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time- consuming to defend and could result in adverse publicity that could harm our business.
If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our therapeutic candidates and could harm or prevent sales of any affected therapeutics that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our therapeutics. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.
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
Significant developments stemming from the United Kingdom’s recent referendum on membership in the European Union could have a material adverse effect global economic conditions, financial markets and on our business.
On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. The UK officially withdrew from the EU on January 31, 2020, however the effects of the departure on both the EU and the UK are still highly uncertain, as many details of the departure have yet to be addressed. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe, or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the United Kingdom.
For example, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the UK or the EU, and may lead to a disparity in the regulatory regimes for medicinal products as between the UK and the EU. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to different rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage; and

•	decreased ability to issue additional shares of our common stock or obtain additional financing in the future.

The future issuance of equity or of debt securities that are convertible into equity may dilute your investment and reduce your equity interest.
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on December 23, 2019, we completed the sale of 10,000,000 shares of our common stock in the December 2019 Offering and on August 2, 2019 we completed the sale of 31,625,000 shares of our common stock in the August 2019 Offering. The issuance of shares in both the December 2019 Offering and August 2019 Offering were pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the December 2019 Offering (inclusive of the exercise of the underwriters’ option in January 2020 to purchase additional shares at the public offering price in connection with the December 2019 Offering) is approximately $31.3 million. The issuance of the shares pursuant to the December 2019 Offering and the August 2019 Offering and/or the resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the December 2019 Offering or the August 2019 Offering or an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by securities and industry analysts is currently limited. In addition, because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, security analysts of brokerage firms may not provide wider coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive wider research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock and the trading price for our stock would be negatively impacted.
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
Based on the beneficial ownership of our common stock as of December 31, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 45.3 percent of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations nonetheless increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources, particularly after we will no longer be an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in Skokie, Illinois, where we lease approximately 12,000 square feet of office and laboratory space. The lease for our office and laboratory space in Skokie, Illinois commenced in March 2012 for a lease term of three years. In March 2014, we amended the lease agreement to extend the term for an additional six years, which expires in 2021. In May 2016, we amended the lease agreement to include additional space to be used primarily for administrative functions.
On February 28, 2020, we entered into a ten-year term lease for approximately 30,085 square feet of laboratory and office space in Chicago, Illinois. The location in Chicago will become the Company’s corporate headquarters upon occupancy, currently anticipated to occur in the third quarter of 2020.
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
On March 5, 2020, the last reported sale price of our common stock on the Nasdaq Capital Market was $2.15 per share.
Holders of Record
As of March 5, 2020, we have 87,150,447 shares of common stock outstanding held by 111 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Selected Financial Data.
The following tables set forth selected financial data for us as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 and should be read together with the consolidated financial statements and the related notes and the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our financial statements and related notes. The selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 are derived from our audited consolidated financial statements. Our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	December 31,
	2019	2018	2017	2016	2015
(in thousands)
Balance Sheet Data
Cash and cash equivalents	$48,460	$26,268	$25,764	$19,623	$18,731
Short-term investments	62,326	—	—	—	—
Current assets	112,776	27,663	27,638	20,041	19,204
Total assets	115,263	28,756	28,987	20,576	19,621
Current portion of long-term debt	4,965	—	—	1,213	—
Current liabilities	31,087	2,043	3,356	12,158	1,343
Long-term debt, net	—	4,925	4,855	4,454	—
Preferred stock warrant liability	—	—	—	201	—
Common stock warrant liability	414	797	523	—	—
Total liabilities	34,516	7,804	9,012	18,128	1,391
Non-redeemable preferred stock
Series C	—	—	—	33,483	33,039
Series B-2	—	—	—	3,641	3,641
Series B-1	—	—	—	5,371	5,371
Series A	—	—	—	135	135
Common stock	9	4	4	—	—
Additional paid-in capital	162,062	75,942	53,586	(17,578)	(18,293)
Accumulated deficit	(81,297)	(54,994)	(33,615)	(22,604)	(5,663)
Total stockholders’ equity	80,747	20,952	19,975	2,448	18,230

	Year Ended December 31,
	2019	2018	2017	2016	2015
(in thousands except share and per share data)
Statement of Operations Data
Revenue:
Collaboration revenue	$1,296	$118	$9,719	$690	$—
Grant income	—	—	—	346	2,388
Total revenue	1,296	118	9,719	1,036	2,388
Operating expenses:
Research and development expense	19,340	14,119	13,080	13,659	10,124
General and administrative expense	8,573	7,818	7,046	3,539	5,408
Total operating expenses	27,913	21,937	20,126	17,198	15,532
Operating loss	(26,617)	(21,819)	(10,407)	(16,162)	(13,144)
Other income (expense), net:
Interest expense	(786)	(672)	(795)	(724)	—
Other income (loss), net	1,100	78	191	(55)	(7)
Total other income (loss), net	314	(594)	(604)	(779)	(7)
Net loss attributable to members of AuraSense Therapeutics, LLC	—	—	—	—	(7,488)
Net loss attributable to stockholders of Exicure, Inc.	(26,303)	(22,413)	(11,011)	(16,941)	(5,663)
Net loss attributable to members of AuraSense Therapeutics, LLC/stockholders of Exicure, Inc.	$(26,303)	$(22,413)	$(11,011)	$(16,941)	$(13,151)

Basic and diluted loss per common share	$(0.46)	$(0.54)	$(1.09)	$(149.37)	$(244.13)
Basic and diluted weighted-average common shares outstanding	57,671,734	41,189,177	10,119,569	113,418	53,870

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
Operating Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We are working to advance our SNA therapeutic candidates through multiple clinical trials, including the ongoing Phase 1b/2 trial of AST-008 in cancer patients.
We believe that one of the key strengths of our proprietary SNAs is that they have the potential to enter a number of different cells and organs. We have shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, we have expanded our pipeline into neurology, and are conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
The table below sets forth the state of development of our SNA therapeutic candidates as of March 5, 2020:
___________
(1) In combination with checkpoint inhibitors.

(2)
On October 14, 2019, the shareholders of Allergan plc voted to approve the acquisition of Allergan by AbbVie Inc., which is subject to customary regulatory approvals and other customary closing conditions.

Immuno-oncology, AST-008
AST-008 is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9 receptors. We believe AST-008 may be used for immuno-oncology applications in combination with checkpoint inhibitors. We have observed that, in preclinical studies in a variety of tumor models, AST-008, applied in combination with certain checkpoint inhibitors, exhibited anti-tumor responses and survival rates that were greater than those demonstrated by checkpoint inhibitors alone. We have also demonstrated that AST-008 was active when administered subcutaneously, intratumorally or intravenously, in both prevention and established mouse tumor models. The administration of AST-008 also produced localized as well as abscopal anti-tumor activity in mouse cancer models. Additionally, the administration of AST-008 in combination with certain checkpoint inhibitors conferred adaptive immunity in breast and colon cancer mouse models. In mouse tumor models, administration of AST-008 with anti-PD-1 antibodies suppresses regulatory T-cells, or Tregs, and myeloid-derived suppressor cells, or MDSCs, and increases the levels of CD8 effector T-cells. We believe these important results suggest that the combination of immuno-oncology SNAs and checkpoint inhibitors could potentially treat a larger proportion of cancer patients than checkpoint inhibitors alone.
During the first half of 2019, we opened five clinical trial sites and began recruiting and dosing patients for the Phase 1b/2 trial. The Phase 1b/2 is an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We are recruiting patients with advanced or metastatic Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1. As of January 31, 2020, we have dosed 17 patients in the Phase 1b stage of the clinical trial. We have observed no treatment related serious adverse events, or SAEs, nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. The most common reported adverse event was injection site reactions. In December 2019, we received preliminary results from the Phase 1b/2 stage of the clinical trial showing potential signs of anti-tumor activity in patients with Merkel cell carcinoma. See “Recent Developments” section below for more information regarding these preliminary results. In the second quarter of 2020, we plan to initiate a Phase 2 dose expansion for intratumoral AST-008 in combination with approved checkpoint inhibitor to treat two cohorts of patients with advanced or metastatic Merkel cell carcinoma or cutaneous squamous cell carcinoma. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. We expect to open a total of up to 15 sites in the United States.
Neurology
We are investigating the utility of our SNA technology for the treatment of neurological conditions and have ongoing research programs underway. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. Nusinersen, marketed by Biogen Inc., as Spinraza® is a linear nucleic acid therapeutic approved by the FDA in late 2016 for the treatment of spinal muscular atrophy, or SMA. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours.
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
Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of Friedreich’s ataxia, or FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions such as hypertrophic cardiomyopathy, myocardial fibrosis and heart failure. The typical age of onset for FA is between 5 and 15 years. An estimated 5,000 patients in the US and 15,000 patients worldwide are affected by FA. There are no FDA-approved treatments for FA.
We have conducted extensive preclinical research evaluating the suitability of our SNA technology for genetically defined neurological diseases, including efficacy studies in animal models, and biodistribution in rodent and non-human primates. Based on the results, we believe we can target FA at the genetic source and meet an important unmet medical need for FA patients. FA is driven by expansion of guanine-adenine-adenine bases of the DNA sequence, or GAA, triplet repeats in the first intron of frataxin, or FXN, gene. The expanded repeat of FXN forms an intramolecular triple-helix, which impairs transcription and reduces levels of frataxin protein. Our strategy will be to use a genetically-targeted SNA therapy to increase FXN protein. Our FA program, XCUR-FXN, will be designed and developed with guidance from and in collaboration with the Friedreich’s Ataxia Research Alliance, or FARA, the non-profit, charitable organization dedicated to accelerating research leading to treatments and a cure for FA. We expect to initiate IND-enabling studies for XCUR-FXN in late 2020.
Other neurological indications
We are building on our proof-of-concept work with nusinersen and our therapeutic candidate XCUR-FXN to further explore new therapeutic applications of our SNA technology in neurology. We aim to address indications with great unmet medical need and where we believe the attributes of our SNA technology would lead to therapeutic and commercial advantages. In order to select new therapeutic indications, we expect to analyze a variety of attributes including: (i) indications where there is a known genetic basis for the disorder, (ii) disorders where we can target multiple genes, (iii) the existence of a patient registry or a patient advocacy group that can work with us for easier trial enrollment, (iv) the competitive therapeutic landscape including disorders not easily addressable by small molecules or antibodies, (v) indications with no approved therapies, and (vi) indications amenable to localized therapeutic administration. Based on these and other criteria, we are currently exploring additional neurological conditions, including spinocerebellar ataxia, Batten disease, amyotrophic lateral sclerosis (ALS), and Huntington’s disease.
Ophthalmology
We believe that the eye may be an attractive organ for locally-applied SNAs because (i) it is a small and immune-privileged organ, (ii) there are established and non-invasive clinical assessment procedures, and (iii) effective trials can be designed by using a contralateral control eye. We believe that our preclinical data using SNA technology may provide proof-of-concept for expansion of our research and development activities into ophthalmological genetic disorders. Our preclinical data indicated that SNAs distributed to both posterior (retinal) and anterior (cornea) ocular structures, exhibited higher distribution and persisted longer compared to linear oligonucleotides, and did not cause inflammation in the eye.
We believe SNAs may possess key potential advantages over gene therapy in the eye. These key potential advantages include: (i) delivery via intravitreal injections which are safer and easier than subretinal injections, (ii) tunable and reversible control of target expression, and (iii) the ability to treat toxic gain-of-function diseases and target large genes. We believe, based on our internal analysis, that there are approximately 250 rare ophthalmological diseases with known genetic targets, such as CLN3 for Batten disease, BEST1 for vitelliform macular dystrophy, and USH2A for usher syndrome type 2A. As such, we intend to expand our preclinical research and development activities in ophthalmology in 2020 and beyond.
Dermatology
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
We have observed no adverse safety events related to treatment with XCUR17 in the Phase 1 clinical trial to date. In addition to the safety, tolerability and clinical assessments, the trial measured psoriatic infiltrate thickness over the 26-day treatment period. No relevant changes in mean psoriatic infiltrate thickness were observed for the three XCUR17 gels or the active ingredient-free vehicle gel.
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
We believe these findings suggest that SNA-based drugs, such as XCUR17, may address clinical symptoms in patients with inflammatory diseases, such as psoriasis. We currently are not conducting additional clinical activities for XCUR17 and we seek to out-license the XCUR17 program.
Collaboration Programs
Allergan Collaboration Agreement
On November 13, 2019, we entered into a Collaboration, Option and License Agreement, or the Allergan Collaboration Agreement, with a wholly-owned subsidiary of Allergan plc, Allergan Pharmaceuticals International Limited, or Allergan. Pursuant to the Allergan Collaboration Agreement, we granted to Allergan exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders. Under each such license, we grant to Allergan exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics.
Under the terms of the Allergan Collaboration Agreement, we received an upfront payment of $25 million, and, if Allergan exercises any of its option rights under the agreement, Allergan will pay us an option exercise fee equal to $10 million for each exercised option, if such option is exercised during the initial option exercise period. Allergan may extend an option exercise period beyond the applicable initial exercise period for a particular program for an additional fee.

If Allergan exercises an option for a program, we are eligible to receive up to an aggregate of $55 million for development milestone payments and $132.5 million for product approval and launch milestones, per program. We are also eligible to receive up to $175 million in sales milestone payments, on a program by program basis, associated with aggregate worldwide sales. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern University, or Northwestern, upon receipt, pursuant to our existing license agreements with Northwestern.
Dermelix Collaboration Agreement
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
Under the terms of the Dermelix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and will receive an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early-stage development for each indication up to IND enabling toxicology studies. Dermelix will assume subsequent development, commercial activities and financial responsibility for such indications. Dermelix will pay the costs and expenses of development and commercialization of any licensed products under the Dermelix License Agreement, including our expenses incurred in connection with development activities and in accordance with the development budget. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.
Purdue Collaboration Agreement
AST-005
AST-005 is an SNA targeting TNF for the treatment of mild to moderate psoriasis. In a completed Phase 1 clinical trial, AST-005, when topically administered, resulted in no drug associated adverse events, and demonstrated a reduction of TNF mRNA. The TNF mRNA reduction elicited by the highest strength of AST-005 gel was statistically significant when compared to the effects of the vehicle.
In 2016, we entered into a research collaboration, option and license agreement with Purdue Pharma L.P., under which a Phase 1b clinical trial evaluated the effect of AST-005 gel in patients with chronic plaque psoriasis. The trial demonstrated that AST-005 is safe and tolerable in patients at higher doses than previously studied, but did not result in a statistically significant decrease in echo lucent band thickness, one of the key indicators of efficacy. In 2018, Purdue declined to exercise its option to develop AST-005 at that time, but indicated its intent to retain rights relating to the TNF target and reserved its right to continue joint development, with Exicure, of new anti-TNF drug candidates and to retain its exclusivity and other rights in AST-005.
In 2019, Purdue, while re-asserting its right to develop new anti-TNF therapeutic candidates, indicated it will not select any collaboration targets. As a result, we will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, we also believe that it is highly unlikely that we will receive any research, regulatory and commercial sales milestones from Purdue for any anti-TNF therapeutic candidates.
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and all of our $16.9 million in revenue since inception through December 31, 2019 has been primarily earned through our research collaboration, license, and option agreement with Purdue, as a primary contractor or as a subcontractor on government grants, or through our research, collaboration, license and option agreement with Dermelix.
Since our inception and through December 31, 2019, we have primarily funded our operations through (i) sales of common stock in underwritten public offerings in 2019 with aggregate gross proceeds totaling $90.8 million, (ii) sales of common stock in a private placement transaction in 2018 with gross proceeds totaling $22.0 million, (iii) sales of common stock in a private placement transaction in 2017 with gross proceeds totaling $31.5 million, (iv) sales of preferred stock in private placements prior to 2017 with aggregate gross proceeds totaling $42.8 million, (v) debt financing in 2016 totaling $6.0 million, (vi) upfront payments and reimbursements received in connection with various collaboration agreements, and prior to 2017, (vii) amounts in connection with government grants of $5.0 million. In November 2019, we received an upfront payment of $25.0 million in connection with the Allergan Collaboration Agreement and in February 2019 we received an upfront payment of $1.0 million in connection with the Dermelix Collaboration Agreement. In December 2016, we received an upfront payment of $10.0 million in connection with the Purdue Collaboration Agreement. As of December 31, 2019, our cash, cash equivalents, and short-term investments were $110.8 million.
Since our inception, we have incurred significant operating losses. Our net loss was $26.3 million and $22.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we have generated an accumulated deficit of $100.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•advance AST-008 through clinical development for immuno-oncology applications;
•continue research and development in neurological applications;

•	advance SNA platform in dermatological indications with suitable partners;
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
Basis of Presentation
The audited financial statements of Exicure, Inc. for the fiscal years ended December 31, 2019 and 2018, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.
Recent Developments
Allergan Collaboration Agreement
On November 13, 2019, we entered into the Allergan Collaboration Agreement. Refer to Operating Overview - Collaboration Programs - Allergan Collaboration Agreement above for more information.
AST-008
In December 2019, we received preliminary results from the Phase 1b/2 trial with AST-008 in patients with solid tumors. The primary objective of the dose escalation portion of the study was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of AST-008 alone and in combination with pembrolizumab, and to produce a recommended Phase 2 dose. Fourteen patients were enrolled and dosed with AST-008. No treatment-related serious adverse events or dose-limiting toxicities have been observed. The most common reported adverse event was injection site reactions. The fifth and final dose escalation cohort is now open and enrolling.
The study enrolled five melanoma patients, four Merkel cell carcinoma, or MCC, patients, two cutaneous squamous cell carcinoma patients, two head and neck squamous cell carcinoma patients, and one mucosal melanoma patient. Most patients had progressive disease on anti-PD-1/PD-L1 antibodies prior to enrolling.
Available data from the study show that:

•	AST-008 administration, alone or in combination with pembrolizumab, produced cytokine and chemokine expression and immune cell activation in patient blood indicative of desired immune activation;

•
Of the four MCC patients, one patient, which had previously progressed on anti-PD-1 antibody therapy, has confirmed stable disease with decreased target lesion diameters for a period in excess of 12 weeks, while a second MCC patient experienced a target lesion complete response and a confirmed overall partial response longer than 24 weeks; and

•	Nine patients had progressive disease, two patients have not yet been evaluated and one is not evaluable.
Detailed results of the study are expected to be presented at major upcoming oncology meetings. Based on these early results, showing positive biomarker data and initial tumor responses, we anticipate enrolling MCC patients, which have previously failed anti PD-1/PD-L1 therapy, in our Phase 2 study during the second quarter of 2020. We are also considering adding additional cohorts to the trial, including patients with cutaneous squamous cell carcinoma. We expect to open a total of up to 15 sites in the United States.

Friedreich’s ataxia
In December 2019, we announced Friedreich’s ataxia (FA) as the therapeutic indication for the company’s first neurology development program. Refer to Operating Overview—Neurology–Friedreich’s ataxia above for more information.
Sales of Common Stock
December 2019 Offering
On December 23, 2019, we completed the sale of 10,000,000 shares of our common stock at a public offering price of $2.75 per share in an underwritten public offering (the “December 2019 Offering”). We received gross proceeds of $27.5 million in the December 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $2.2 million.
On January 6, 2020, we sold 1,081,184 shares of our common stock at a price of $2.75 per share pursuant to the exercise of the underwriters’ option to purchase additional shares at the public offering price in connection with the December 2019 Offering. We received gross proceeds of $3.0 million in the December 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $0.2 million.
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
Board of Director Appointments
On July 31, 2019, our Board of Directors (the “Board”) approved an increase to the authorized number of members of the Board from eight to ten. Upon completion of the August 2019 Offering, the Board appointed Bali Muralidhar and Bosun Hau to the Board, effective immediately. Dr. Muralidhar serves as a Class I director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2020 or until his earlier, death, resignation or removal. Mr. Hau serves as a Class III director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2019 or until his earlier, death, resignation or removal.
On July 21, 2019, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed each of Timothy P. Walbert and Jeffrey L. Cleland to the Board, effective immediately. Each of Mr. Walbert and Dr. Cleland serves as a Class II director, to hold office until the date of the annual meeting of stockholders following the year ending December 31, 2021 or until his earlier death, resignation or removal.
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
Revenue
Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance.
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
 Milestone payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone payment revenue from any of its collaboration agreements.
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
Through December 31, 2019, the Company has primarily earned revenue under the collaboration agreements with Purdue and Dermelix (see Note 3 to the accompanying consolidated financial statements).
Equity-based compensation
We measure the cost of common stock option awards at fair value and record the cost of the awards, net of estimated forfeitures, on a straight-line basis over the requisite service period. We measure fair value for all common stock options using the Black-Scholes option-pricing model. For all common stock option awards, the fair value measurement date is the date of grant and the requisite service period is the period over which the option recipient is required to provide service in exchange for the common stock option awards, which is generally the vesting period.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including: (1) the estimated grant date fair value of our common stock; (2) the option exercise price; (3) the expected term of the option in years; (4) the annualized volatility of the stock; (5) the risk-free interest rate; and (6) the annual rate of quarterly dividends on the stock.
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
A 10% change in the estimate of expected volatility at December 31, 2019 would increase or decrease the fair value of the common stock warrant liability in an amount less than $0.1 million. A 10% change in the estimate of fair value of the common stock at December 31, 2019 would increase or decrease the fair value of the common stock warrant liability in an amount less than $0.1 million.
Recently adopted accounting pronouncements
Refer to Note 2 of the accompanying consolidated financial statements for a description of recently adopted accounting pronouncements.
Recent accounting pronouncements not yet adopted
Refer to Note 2 of the accompanying consolidated financial statements for a description of recent accounting pronouncements not yet adopted.
Components of Statements of Operations
Revenue
We have earned all of our revenue through December 31, 2019 through our research collaboration, license, and option agreement with Purdue, our license and development agreement with Dermelix, as a primary contractor or as a subcontractor on government grants, and, beginning in December 2019, through our collaboration, option, and license agreement with Allergan. We do not intend for government grants to be a principal commercial or strategic focus, but will evaluate opportunities when consistent with our strategic priorities. We have not generated any commercial product revenue and do not expect to generate any product revenue for the foreseeable future.
In the future, we may generate revenue from partnership activities including a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the Allergan Collaboration Agreement, the Dermelix Collaboration Agreement, or any future collaborations and licenses. We expect that any such revenue we generate will fluctuate in future periods as a result of the timing of achievement, if at all, of preclinical, clinical, regulatory and commercialization milestones, the timing and amount of any payments to us relating to such milestones and the extent to which any of our therapeutic candidates are approved and successfully commercialized by us or potential development partners. If we, or any potential development partner fails to develop therapeutic candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially and adversely affected.
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
Dividend income
Dividend income consists of income earned on our money market funds that are recorded as cash equivalents on our consolidated balance sheets.
Interest income
Interest income consists of income earned on our available for sale securities that are recorded as short-term investments on our consolidated balance sheets, as well as income earned on our cash balances.
Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules Technology Growth Capital, or Hercules, that we closed on February 17, 2016 with an initial advance of $6.0 million. On March 2, 2020, pursuant to the terms of the Hercules loan agreement and subsequent amendments thereto, we repaid all remaining outstanding obligations under the Hercules loan agreement, to include the outstanding principal balance of $5.0 million and a deferred end of term fee of $0.1 million.
Other income (loss), net
Other income (loss), net consists of fair value adjustments of our common stock warrant liabilities and gains and losses on foreign currency transactions.

Results of Operations
Comparison of the Year Ended December 31, 2019 and 2018
The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change
Revenue:
Collaboration revenue	$1,296	$118	$1,178	998%
Total revenue	1,296	118	1,178	998%
Operating expenses:
Research and development expense	19,340	14,119	5,221	37%
General and administrative expense	8,573	7,818	755	10%
Total operating expenses	27,913	21,937	5,976	27%
Operating loss	(26,617)	(21,819)	(4,798)	22%
Other income (expense), net:
Dividend income	543	323	220	68%
Interest income	178	4	174	4,350%
Interest expense	(786)	(672)	(114)	17%
Other income (loss), net	379	(249)	628	n/m
Total other income (loss), net	314	(594)	908	n/m
Net loss	$(26,303)	$(22,413)	$(3,890)	17%
Revenue
The following table summarizes our revenue earned during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change
Collaboration revenue:
Dermelix Collaboration Agreement	$1,125	$—	$1,125	n/m
Allergan Collaboration Agreement	171	—	171	n/m
Purdue Collaboration Agreement	—	118	(118)	n/m
Total collaboration revenue	$1,296	$118	$1,178	998%
Total revenue	$1,296	$118	$1,178	998%
The collaboration revenue of $1.3 million during the year ended December 31, 2019 is mostly related to the reimbursable research and development activities performed under the Dermelix Collaboration Agreement, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations. We expect to incur additional early stage development costs under the Dermelix Collaboration Agreement in 2020 and expect to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration Agreement. We will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred. The collaboration revenue during the year ended December 31, 2019 also consisted of $0.2 million related to the Allergan Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the Allergan Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the Allergan

Collaboration Agreement. Refer to Note 3 of the accompanying consolidated financial statements for more information regarding revenue recognition for the Allergan Collaboration Agreement.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the Allergan Collaboration Agreement or the Dermelix License Agreement or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change
Platform and discovery-related expense	$8,442	$3,764	$4,678	124%
Clinical development programs expense	5,025	5,607	(582)	(10)%
Employee-related expense	4,677	3,751	926	25%
Facilities, depreciation, and other expenses	1,196	997	199	20%
Total research and development expense	$19,340	$14,119	$5,221	37%

Full time employees	29	20	9
Research and development expense was $19.3 million for the year ended December 31, 2019 and $14.1 million for the year ended December 31, 2018, an increase of $5.2 million, or 37%. The increase in research and development expense of $5.2 million was primarily due to higher platform and discovery-related expense of $4.7 million, higher employee-related expenses of $0.9 million, and higher facilities, depreciation, and other expenses of $0.2 million, partially offset by a net decrease in costs related to our clinical development programs of $0.6 million.
The increase in platform and discovery-related expense of $4.7 million is mostly due to a license fee of $3.8 million paid in 2019 to Northwestern University in connection with the receipt of the $25.0 million upfront payment from Allergan. The increase in platform and discovery-related expenses in 2019 was also due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to the Dermelix Collaboration and our discovery efforts for a therapeutic candidate for neurology conditions, partially offset by the absence of certain prior-year period costs related to use tax compliance.
The increase in employee-related expense of $0.9 million was due to higher compensation and related costs in connection with salary increases in 2019 for existing employees and the effect of new hires in 2019, as well as recruiting costs related to our search for certain open R&D executive positions. The increase in facilities, depreciation, and other expenses of $0.2 million was mostly due to higher shared corporate costs that were allocated to R&D expense as a result of a higher proportion of R&D employees as compared to G&A employees in the current year.
The net decrease in clinical development programs expense of $0.6 million was primarily due to lower clinical trial expense for XCUR17 incurred during 2019, partially offset by higher clinical trial expense for AST-008.
We expect our research and development expenses to increase in 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.

General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change
General and administrative expense	$8,573	$7,818	$755	10%
Full time employees	7	7	—
General and administrative expense was $8.6 million for the year ended December 31, 2019 and $7.8 million for the year ended December 31, 2018, an increase of $0.8 million, or 10%. This increase is mostly due higher compensation and related costs in connection with salary increases in 2019, costs to recruit two new board members and an open executive position, Nasdaq listing costs, lease costs associated with our Cambridge, MA office lease, and higher D&O insurance expense, partially offset by lower legal fees of approximately $0.3 million related to a change in mix of transaction support.
Dividend income
The increase in dividend income of $0.2 million in 2019 was the result of higher average balances invested in money market funds during 2019 as compared to 2018.
Interest income
The increase in interest income of $0.2 million in 2019 was the result of higher average balances invested in available for sale securities during 2019 as compared to 2018.
Interest expense
Interest expense consists of interest expense pursuant to the loan and security agreement with Hercules that we closed on February 17, 2016 with an initial advance of $6.0 million. On March 2, 2020, pursuant to the terms of the Hercules loan agreement and subsequent amendments thereto, the Company repaid all remaining outstanding obligations under the Hercules loan agreement, to include the outstanding principal balance of $5.0 million and a deferred end of term fee of $0.1 million.
Other income (loss), net
Other income (loss), net consists of fair value adjustments of our common stock warrant liabilities and gains and losses on foreign currency transactions. The increase in other income (loss), net of $0.6 million is mostly due to the fair value adjustment of our common stock warrant liability. During the year ended December 31, 2019, we recognized a non-cash gain of $0.4 million as compared to a non-cash loss of $0.3 million during the year ended December 31, 2018 in connection with the fair value adjustment of our common stock warrant liability at the periods then ended.
Inflation
We do not believe that inflation has had a material adverse impact on our revenues or operations in any of the past three years.
Liquidity and Capital Resources
Overview
Since our inception and through December 31, 2019, we have primarily funded our operations through (i) sales of common stock in underwritten public offerings in 2019 with aggregate gross proceeds totaling $90.8 million, (ii) sales of common stock in a private placement transaction in 2018 with gross proceeds totaling $22.0 million, (iii) sales of common stock in a private placement transaction in 2017 with gross proceeds totaling $31.5 million, (iv) sales of preferred stock in private placements prior to 2017 with aggregate gross proceeds totaling $42.8 million, (v)

debt financing in 2016 totaling $6.0 million, (vi) upfront payments and reimbursements received in connection with various collaboration agreements, and prior to 2017, (vii) amounts in connection with government grants of $5.0 million. In November 2019, we received an upfront payment of $25.0 million in connection with the Allergan Collaboration Agreement and in February 2019 we received an upfront payment of $1.0 million in connection with the Dermelix Collaboration Agreement. In December 2016, we received an upfront payment of $10.0 million in connection with the Purdue Collaboration Agreement. As of December 31, 2019, our cash, cash equivalents, and short-term investments were $110.8 million.
In March 2019, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the December 2019 Offering (inclusive of the exercise of the underwriters’ option in January 2020 to purchase additional shares at the public offering price in connection with the December 2019 Offering) is approximately $31.3 million. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
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
On December 23, 2019, we completed the sale of 10,000,000 shares of our common stock at a public offering price of $2.75 per share in the December 2019 Offering. We received gross proceeds of $27.5 million in the December 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $2.2 million.
On January 6, 2020, we sold 1,081,184 shares of our common stock at a price of $2.75 per share pursuant to the exercise of the underwriters’ option to purchase additional shares at the public offering price in connection with the December 2019 Offering. We received gross proceeds of $3.0 million in the December 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $0.2 million.
Since our inception, we have not generated any product revenue and have incurred recurring net losses. Our Company is not profitable, and we cannot provide any assurance that we will ever be profitable. As of December 31, 2019, we have generated an accumulated deficit of $100.1 million. Based on our current operating plans, we believe that existing working capital at December 31, 2019 is sufficient to fund our operations into early 2022.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$1,317	$(19,487)
Net cash used in investing activities	(63,432)	(94)
Net cash provided by financing activities	84,307	20,085
Net increase in cash and cash equivalents	$22,192	$504

Operating activities
Net cash provided by (used in) operating activities was $1.3 million and $19.5 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash provided by operating activities of $20.8 million was primarily due to the receipt of a $25.0 million upfront payment in connection with the Allergan Collaboration Agreement, partially offset by the payment of $3.8 million to Northwestern University in connection with the receipt of the upfront payment from Allergan as well as higher cash used for working capital in 2019 as compared to 2018.
Investing activities
Net cash used in investing activities was $63.4 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash used in investing activities of $63.3 million is mostly due to the purchase of available for sale securities of $62.4 million in 2019, as well as increased purchases of scientific equipment.
Financing activities
Net cash provided by financing activities of $84.3 million for the year ended December 31, 2019 is primarily due to the sale of common stock in the December 2019 Offering and August 2019 Offering. In the December 2019 Offering, we completed the sale of 10,000,000 shares of our common stock at a public offering price of $2.75 per share, resulting in $27.5 million in gross proceeds to the Company. The aggregate net proceeds from the December 2019 Offering (after deducting underwriting discounts and commissions and expenses of the offering of $2.2 million) were approximately $25.3 million. In the August 2019 Offering, we completed the sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share, resulting in approximately $63.3 million of gross proceeds to the Company. The aggregate net proceeds from the August 2019 Offering (after deducting underwriting discounts and commissions and expenses of the offering of $4.4 million) were approximately $58.9 million.
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
Hercules Loan and Security Agreement
On February 17, 2016, we entered into a loan and security agreement with Hercules. The loan agreement provided for funding in an aggregate principal amount of up to $10.0 million in two separate tranches. The first tranche was funded on February 17, 2016 in the amount of $6.0 million. A second tranche of $4.0 million was available provided that we met certain milestones on or before December 31, 2016. We did not meet these milestones and, therefore, we did not draw the second tranche, the availability of which expired on December 31, 2016. The principal balance of the term loan under the Hercules loan facility bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 9.95% or (ii) the sum of (a) 9.95% plus (b) the prime rate (as reported in The Wall Street Journal) minus 3.50%. As of December 31, 2019, the interest rate on the term loan with Hercules was 11.20%. We were required to make interest-only payments through June 2017. Commencing on July 1, 2017, the loan began amortizing in equal monthly installments of principal and interest in an amount sufficient to fully amortize the outstanding principal balance of the loan over the remaining scheduled monthly payments due prior to the maturity date on September 1, 2019. Pursuant to an amendment dated January 15, 2018, amortization payments due for the thirteen (13) consecutive months commencing on December 1, 2017 through and including December 1, 2018 were deferred.  Commencing on January 1, 2019 and continuing on the first business day of each month thereafter, the loan, including the deferred payments, was to begin amortizing in equal monthly installments of principal and interest based upon an amortization schedule equal to eighteen (18) consecutive months. Any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date. On December 28, 2018, the Company and Hercules further amended its loan agreement so that interest amounts were payable on the first day of each business month and any remaining obligations under the loan agreement and other loan documents were due and payable on the maturity date on

September 1, 2019. On the earliest to occur of the maturity date, the date we prepay the term loan in full or the date the loan otherwise becomes due and payable, we must pay the lender under the agreement an additional charge equal to 3.85% of the total amounts funded under the loan agreement. On September 1, 2019, we paid a deferred fee of $0.2 million to Hercules in accordance with our loan agreement and subsequent amendments.
On March 8, 2019, the Company and Hercules further amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 (“New Maturity Date”) and amortization payments are deferred to, and payable at, the New Maturity Date as well as a deferred end of term fee of $0.1 million to be payable at the New Maturity Date.
On March 2, 2020, pursuant to the terms of the Hercules loan agreement and subsequent amendments thereto, the Company repaid all remaining outstanding obligations under the Hercules loan agreement, to include the outstanding principal balance of $5.0 million and a deferred end of term fee of $0.1 million.
If we prepaid the term loan on or prior to February 1, 2017, we would have been required to pay a prepayment charge equal to 3% of the amount being prepaid, if we prepaid the term loan after February 1, 2017 but on or prior to February 1, 2018, we would have been required to pay a prepayment charge equal to 2% of the amount being prepaid, and if we prepaid the term loan after February 1, 2018, we would have been required to pay a prepayment charge of 1% of the amount being prepaid.
The term loan under the Hercules loan facility was secured by substantially all of our assets, other than intellectual property, which is the subject of a negative pledge. Under the loan agreement, we were subject to certain customary covenants that limited or restricted our ability to, among other things, incur additional indebtedness, grant any security interests, pay cash dividends, repurchase our common stock, make loans, or enter into certain transactions without Hercules’ prior consent. The loan agreement was amended on October 10, 2016 to revise the language granting Hercules a contingent security interest in certain of our assets.
Under the loan agreement, Hercules or its affiliates had a right to participate in a single subsequent unregistered financing by us in an amount of up $1.0 million on the same terms, conditions and pricing afforded to others participating in such financing. Hercules did not exercise this right to participate which expired on the New Maturity Date.
Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical and research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Based on our current operating plans, we believe that existing working capital at December 31, 2019 is sufficient to fund our operations into early 2022. However, we may require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates. We believe that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements to fund our current operating plans, which we believe will allow us to execute on the strategy and pipeline development as described in this Annual Report on Form 10-K. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We cannot assure you that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.
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
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1)	$5,000	$5,000	$—	$—	$—
Operating lease obligations (2)	383	324	59	—	—
Interest payments on long-term debt	142	142	—	—	—
Total	$5,525	$5,466	$59	$—	$—
________________________

(1)	Includes principal only, which we paid at maturity on March 2, 2020.

(2)	Future minimum lease payments under our non-cancelable operating lease for our current office and lab space in Skokie, Illinois that expires in February 2021.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $48.5 million, primarily held in money market funds, consisting of U.S. government-backed securities, and interest-bearing money market accounts. As of December 31, 2019, we had short-term investments of $62.3 million consisting of debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.
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
While we contract with certain vendors internationally, substantially all of our total liabilities as of December 31, 2019 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

EXICURE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Exicure, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of the Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 842, Leases.
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
Chicago, Illinois
March 9, 2020

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$48,460	$26,268
Short-term investments	62,326	—
Accounts receivable	16	—
Unbilled revenue receivable	19	3
Prepaid expenses and other assets	1,955	1,392
Total current assets	112,776	27,663
Property and equipment, net	2,099	1,061
Other noncurrent assets	388	32
Total assets	$115,263	$28,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,965	$—
Accounts payable	1,814	500
Accrued expenses and other current liabilities	2,435	1,543
Current portion of deferred revenue	21,873	—
Total current liabilities	31,087	2,043
Long-term debt, net	—	4,925
Common stock warrant liability	414	797
Deferred revenue non-current	2,956	—
Other noncurrent liabilities	59	39
Total liabilities	$34,516	$7,804

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 86,069,263 issued and outstanding, December 31, 2019; 44,358,000 shares issued and outstanding, December 31, 2018	9	4
Additional paid-in capital	162,062	75,942
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(81,297)	(54,994)
Total stockholders' equity	80,747	20,952
Total liabilities and stockholders’ equity	$115,263	$28,756
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue:
Collaboration revenue	$1,296	$118
Total revenue	1,296	118
Operating expenses:
Research and development expense	19,340	14,119
General and administrative expense	8,573	7,818
Total operating expenses	27,913	21,937
Operating loss	(26,617)	(21,819)
Other income (expense), net:
Dividend income	543	323
Interest income	178	4
Interest expense	(786)	(672)
Other income (loss), net	379	(249)
Total other income (loss), net	314	(594)
Net loss	$(26,303)	$(22,413)

Basic and diluted loss per common share	$(0.46)	$(0.54)
Basic and diluted weighted-average common shares outstanding	57,671,734	41,189,177
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Net loss	$(26,303)	$(22,413)
Other comprehensive loss, net of taxes
Unrealized losses on available for sale securities, net of tax	(27)	—
Other comprehensive loss	(27)	—
Comprehensive loss	$(26,330)	$(22,413)
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	39,300,823	$4	$53,586	$(33,615)	$—	$19,975
Adoption of new accounting standard - ASC 606	—	—	—	1,034	—	1,034
Balance at January 1, 2018	39,300,823	$4	$53,586	$(32,581)	$—	$21,009
Exercise of options	22,494	—	41	—	—	41
Equity-based compensation	—	—	1,809	—	—	1,809
Issuance of common stock to consultants, net	145,466	—	436	—	—	436
Issuance of common stock in private placement, net	4,889,217	—	20,070	—	—	20,070
Net loss	—	—	—	(22,413)	—	(22,413)
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$—	$20,952
Exercise of options	86,263	—	75	—		75
Equity-based compensation	—	—	1,840	—	—	1,840
Issuance of common stock in August 2019 Offering, net	31,625,000	4	58,862	—	—	58,866
Issuance of common stock in December 2019 Offering, net	10,000,000	1	25,343	—	—	25,344
Other comprehensive loss, net	—	—	—	—	(27)	(27)
Net loss	—	—	—	(26,303)	—	(26,303)
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,303)	$(22,413)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	392	358
Equity-based compensation	1,840	1,809
Amortization of operating lease asset	332	—
Amortization of long-term debt issuance costs and fees	192	96
Other	36	400
Change in fair value of warrant liabilities	(383)	274
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	(32)	10
Prepaid expenses and other current assets	(631)	505
Accounts payable	789	(557)
Accrued expenses and other current liabilities	578	270
Deferred revenue	24,829	—
Other noncurrent liabilities	(322)	(239)
Net cash provided by (used in) operating activities	1,317	(19,487)
Cash flows from investing activities:
Purchase of available for sale securities	(62,350)	—
Capital expenditures	(1,082)	(94)
Net cash used in investing activities	(63,432)	(94)
Cash flows from financing activities:
Proceeds from common stock offering	90,750	22,001
Proceeds from exercise of common stock options	75	41
Payment of long-term debt fees and issuance costs	(283)	(26)
Payment of common stock financing costs	(6,235)	(1,931)
Net cash provided by financing activities	84,307	20,085
Net increase in cash and cash equivalents	22,192	504
Cash and cash equivalents - beginning of period	26,268	25,764
Cash and cash equivalents - end of period	$48,460	$26,268

Supplemental disclosure of cash flow information
Non-cash financing activities:
Issuance of common stock for professional services	$—	$436
Debt fees (accrued expenses)	100	—
Common stock issuance costs (accounts payable and accrued expenses)	305	—
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	348	8
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on its proprietary Spherical Nucleic Acid (“SNA”) technology. The Company believes that the design of its SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company is working to advance its SNA therapeutic candidates through multiple clinical trials, including the ongoing Phase 1b/2 trial of AST-008 in cancer patients. The Company intends to build a leading nucleic acid therapeutics company focused on the discovery and development of therapeutics based on the Company’s proprietary SNA technology, either on its own or in collaboration with pharmaceutical partners.
In connection with the August 2019 Offering (see Note 8), the Company’s common stock was approved for listing on the Nasdaq Capital Market under the symbol “XCUR” and began trading on July 31, 2019.
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
Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2019 and 2018, and for the years then ended, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Exicure, Inc. and its 100% owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Liquidity Risk
As of December 31, 2019, the Company has generated an accumulated deficit of $100,134 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at December 31, 2019 is sufficient to fund its current operating plans for at least the next 12 months. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company.
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
2. Significant Accounting Policies
Cash, cash equivalents, and short-term investments
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s short-term investments have initial maturities of greater than three months from date of purchase. The Company classifies its marketable debt security investments as “available-for-sale” and carries them at fair market value based upon prices on the last day of the fiscal period for identical or similar items. The Company records unrealized gains and losses on marketable debt securities in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or interest expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense). The Company uses the specific identification method to determine the cost of securities sold.
Accounts receivable and unbilled revenue receivable
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. The Company's receivables as of December 31, 2019 primarily relate to amounts reimbursed under its collaboration agreement with Dermelix, LLC (“Dermelix”) and, as of December 31, 2018, with its collaboration agreement with Purdue Pharma L.P. (“Purdue”). The Company believes that credit risks associated with its collaboration partners is not significant and that these receivables are fully collectible. To date, the Company has not had any write-offs of uncollectible receivables, and the Company did not have an allowance for doubtful accounts as of December 31, 2019 and 2018.
Fair value of financial instruments
The Company has estimated the fair value of its financial instruments. The carrying amounts for cash, cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of these instruments. The Company records short-term investments at their estimated fair value based on quoted market prices for identical or similar instruments. The Company believes that the its long-term debt bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long-term debt also approximates its fair value.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its cash, cash equivalents, and short-term investments with reputable financial institutions. The Company primarily invests its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.
As of December 31, 2019, the Company's receivables primarily relate to amounts reimbursed under its collaboration agreement with Dermelix. For the year ended December 31, 2019, the Company’s revenue was generated from its collaborations with Dermelix and Allergan.
The Company is currently not profitable and no assurance can be provided that it will ever be profitable. The Company’s research and development activities have required significant investment since inception and operations are expected to continue to require cash investment in excess of its revenues. See also Note 1, Liquidity Risk, for more information.
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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recorded from inception in December 2011 through December 31, 2019.
Common stock warrant liability
Freestanding warrants related to shares that are redeemable, contingently redeemable, or for purchases of common stock that are not indexed to the Company’s own stock are classified as a liability on the Company’s balance sheet. The common stock warrants are recorded at fair value, estimated using the Black-Scholes option-pricing model, and marked to market at each balance sheet date with changes in the fair value of the liability recorded in other income (expense), net in the consolidated statements of operations.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Revenue recognition
Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all contracts not completed as of the date of adoption. On January 1, 2018, in connection with the adoption of ASC 606, the Company recorded the unamortized deferred revenue of $1,034 related to the Purdue Collaboration Agreement as an adjustment to the beginning balance of retained deficit at January 1, 2018. The reported results for 2018 reflect the application of ASC 606 guidance.
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
 Milestone payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone payment revenue from any of its collaboration agreements.
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
To date, the Company has primarily earned revenue under the collaboration agreements with Purdue, Dermelix, and Allergan (see Note 3 for more information).
Equity-based compensation
The Company measures the cost of common stock option awards at fair value and records the cost of the awards, net of estimated forfeitures, on a straight-line basis over the requisite service period. The Company measures fair value for all common stock options using the Black-Scholes option-pricing model. For all common stock option awards, the fair value measurement date is the date of grant and the requisite service period is the period over which the option recipient is required to provide service in exchange for the common stock option awards, which is generally the vesting period.

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
Research and development expense
Research and development expenses are charged to expense as incurred in performing research and development activities in accordance with ASC 730, Research and Development. The costs include employee‑related expenses including salaries, benefits, and stock‑based compensation expense, costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on the Company’s behalf, the cost of purchasing lab supplies and non‑capital equipment used in preclinical and clinical activities and in manufacturing preclinical and clinical study materials, consultant fees, facility costs including rent, depreciation and maintenance expenses, fees for acquiring and maintaining licenses under third party licensing agreements, including any sublicensing or success payments made to the Company’s licensors, and overhead and other expenses directly related to research and development operations. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the accrual or prepaid is adjusted accordingly. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
Income taxes
From inception through July 9, 2015, the Company was a Delaware LLC for federal and state tax purposes and, therefore, all items of income or loss through July 9, 2015 flowed through to the members of AuraSense Therapeutics, LLC. Effective July 9, 2015, the Company converted from an LLC to a C corporation for federal and

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

state income tax purposes. Accordingly, prior to the conversion to a C corporation, the Company did not record deferred tax assets or liabilities or have any net operating loss carryforwards. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2019 and 2018, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
Recently Adopted Accounting Pronouncements
Equity-based compensation
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. Prior to the adoption of ASU 2018-07, the Company remeasured fair value of stock option awards to nonemployees at each financial statement reporting date. The Company adopted the guidance of ASU 2018-07 in the first quarter of 2019 on a modified retrospective basis. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.
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
The adoption of ASC 842 on January 1, 2019 resulted in the recognition of an operating lease asset of approximately $613 and operating lease liabilities of approximately $623, with no impact to operating expense, net loss, or basic and diluted loss per common share for the year ended December 31, 2019. The impact to the consolidated balance sheet upon adoption of ASC 842 is as follows:

	As Previously Reported December 31, 2018	ASC 842 Adoption Adjustment	As Reported Under ASC 842 January 1, 2019
Prepaid expenses and other current assets	$1,392	$(28)	$1,364
Other noncurrent assets	32	613	645
Accrued expenses and other current liabilities	1,543	243	1,786
Other noncurrent liabilities	39	342	381

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

See Note 7, Leases, for more information on leases.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13). ASU 2016-13 is a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. ASU 2016-13 requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. ASU 2016-13 also requires enhanced disclosure of credit risk associated with financial assets. The effective date of ASU 2016-13 was deferred by ASU 2019-09, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)—Effective Dates to the annual period beginning after December 15, 2022 for companies that (i) meet the definition of an SEC filer and (ii) are eligible to be smaller reporting companies, both as defined by the SEC, with early adoption permitted. The Company is currently assessing the impact of adoption of ASU 2016-13 to its consolidated financial statements.
3. Collaborative Research and License Agreements
Allergan Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “Allergan Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan Pharmaceuticals International Limited (“Allergan”). Pursuant to the Allergan Collaboration Agreement, the Company granted to Allergan exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, a “Collaboration Program”). Under each such license (obtained in connection with the exercise of an Option, as defined and discussed further below), the Company would grant to Allergan exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the Allergan Collaboration Agreement, the Company will use commercially reasonable efforts to conduct two Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific Collaboration Program targets (each, a “Program Target”).
As of the Effective Date, the Company and Allergan have agreed upon a development plan for each Collaboration Program that describes the development activities and timelines required to advance such Collaboration Program through first IND filing (each, a “Development Plan”). The activities described in the Development Plan are conducted under the supervision of the Joint Development Committee (the “JDC”) consisting of three members from each of the Company and Allergan. The Company is primarily responsible for performing early stage discovery and preclinical activities (the “Initial Development Activities”) set forth in the Development Plan for each Collaboration Program and will be solely responsible for all costs and expenses related to the Initial Development Activities. Allergan may elect, in its sole discretion and at its sole cost and expense, to conduct formulation assessment and in vivo testing as set forth in a Development Plan.
Following the completion of all Initial Development Activities, the Company is required to deliver to Allergan a report that describes the results of the Initial Development Activities and identifies at least one SNA-based compound that satisfies certain criteria for such Collaboration Program as determined by the JDC (the “Initial Development Report”). Following the delivery of the Initial Development Report for a Collaboration Program, Allergan will have the ability for a defined period of time (the “Initial Option Exercise Period”) to exercise an option (each an “Option”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any product (each a

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

“Licensed Product”) that results from such Collaboration Program during the term of the Allergan Collaboration Agreement.
At Allergan’s sole option, Allergan may extend the Initial Option Exercise Period (the “Option Extension”) and require the Company to perform IND-enabling activities described in the Development Plan (the “IND-Enabling Activities”), subject to the payment of additional consideration (“Extension Exercise”). If Allergan exercises the Option Extension, the Company would be responsible for conducting the IND-Enabling Activities and would be solely responsible for all costs and expenses associated with such activities. Upon completion of the IND-Enabling Activities, the Company is required to deliver a report that describes the results of the IND-Enabling Activities (the “IND-Enabling Activities Data Package”) to Allergan. Following the delivery of IND-Enabling Activities Data Package, Allergan will have the ability for a defined period of time (the “Extended Option Exercise Period”) to exercise an Option with respect to such Collaboration Program. After the exercise of an Option with respect to a Collaboration Program, Allergan will be responsible for all development, manufacturing, and commercialization activities, and costs and expense associated with such activities in connection with Licensed Products arising from such Collaboration Program.
The Company’s obligation to conduct the activities defined in the Development Plan under the Allergan Collaboration Agreement commenced on November 13, 2019 and continues until the earlier of (i) the date Allergan exercises an Option, (ii) the date Allergan abandons a Collaboration Program and foregoes its Option to that Collaboration Program, or (iii) the fifth anniversary of the Effective Date (the “Research Term”). If the Initial Option Exercise Period or Extended Option Exercise Period is still in effect for a Collaboration Program or if the Company has not delivered a complete Initial Development Report or, if Allergan made an Extension Exercise for a Collaboration Program, a complete IND-Enabling Activities Data Package for such Collaboration Program, as determined by the JDC, then the Research Term will automatically extend by one-year increments until such obligation is satisfied, but in no event past the seventh anniversary of the Effective Date.
Under the terms of the Allergan Collaboration Agreement, the Company received a $25,000 upfront, non-refundable, non-creditable cash payment (the “Allergan Upfront Payment”) related to the Company’s research and development costs for conducting the Development Plan for two Collaboration Programs, each focused on one or more targets, and certain options to obtain exclusive, worldwide licenses under certain intellectual property rights owned or controlled by the Company to develop, manufacture and commercialize certain products resulting from each such Collaboration Programs. The option exercise fee during the Initial Option Exercise Period is $10,000 per Collaboration Program. If Allergan elects to extend the Initial Option Exercise Period, Allergan is required to pay an additional fee of $10,000. If Allergan elects to exercise its option during the Extended Option Exercise Period, Allergan must pay the Company the option exercise fee of $15,000.
Following the exercise by Allergan of an Option with respect to a Collaboration Program, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch, and commercial events, on a Licensed Product by Licensed Product basis. On a Licensed Product by Licensed Product basis, for the first Licensed Product to achieve the associated milestone event, the Company is eligible to receive up to an aggregate of $55,000 for development milestone payments and $132,500 for product approval and launch milestone payments. The Company is also eligible for up to $175,000 in sales milestone payments on a Collaboration Program by Collaboration Program basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights.
In addition, to the extent there is any Licensed Product, the Company would be entitled to receive tiered royalty payments of mid-single digits to the mid-teens percentage on future net worldwide product sales of such Licensed Products, subject to certain reductions under specified circumstances. Royalties are due on a Licensed Product by Licensed Product and country by country basis from the date of the first commercial sale of each Licensed Product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such Licensed Product in such country, (ii)

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

the tenth anniversary of the first commercial sale of such Licensed Product in such country, and (iii) the expiration of regulatory exclusivity for such Licensed Product in such country.
Allergan may terminate the Allergan Collaboration Agreement for any reason or no reason, either in its entirety or on a Collaboration Program by Collaboration Program basis, at any time on 90 days’ prior written notice to the Company. Unless earlier terminated, the term of the Allergan Collaboration Agreement shall continue until (i) if both Option Exercise Periods expire without Allergan exercising either Option, the expiration of the later to expire Option Exercise Period, and (ii) if either or both Options are exercised on a Licensed Product-by-Licensed Product and country-by-country basis, the expiration of the royalty term for such Licensed Product in such country. Either party may terminate the Allergan Collaboration Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period.
Termination of the Allergan Collaboration Agreement for any reason will not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination. In addition, termination of the Allergan Collaboration Agreement will not preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with respect to any breach of the Allergan Collaboration Agreement. If either party terminates the Allergan Collaboration Agreement, the license and rights granted to Allergan with respect to the terminated Collaboration Program or License Product shall terminate.
Accounting Analysis
The Company concluded that Allergan is a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. Under the Allergan Collaboration Agreement, the Company has identified a single performance obligation that includes (i) the research and development activities during the Research Term (the “Allergan R&D Services”), and (ii) Joint Development Committee services during the Research Term (the “Allergan JDC Services”). The Company has concluded that the Allergan R&D Services is not distinct from the Allergan JDC Services during the Research Term. The JDC provides oversight and management of the overall Allergan Collaboration Agreement, and the members of the JDC from the Company have specialized industry knowledge, particularly as it relates to SNA technology. The JDC is meant to facilitate the early stage research being performed and coordinate the activities of both the Company and Allergan. Further, the JDC services are critical to the ongoing evaluation of a Collaboration Program and the drafting and evaluation of the Initial Development Report and the IND-Enabling Data Package. Accordingly, the Company’s participation on the JDC is essential to Allergan receiving value from the Allergan R&D Services and as such, the Allergan JDC Services along with the Allergan R&D Services are considered one performance obligation (the “Collaboration Program Services”). In addition, the Company has concluded that the option to purchase two development and commercialization licenses is considered a marketing offer as the options did not provide any discounts or other rights that would be considered a material right in the arrangement, and thus, not a performance obligation at the onset of the agreement.  The consideration for these options will be accounted for when they are exercised.
As of the Effective Date of the Allergan Collaboration Agreement, the total transaction price was determined to be $25,000, consisting solely of the Allergan Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Effective Date of the Allergan Collaboration Agreement, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2019, the Company determined that any development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at December 31, 2019.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company will recognize revenue related to the Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
During the year ended December 31, 2019, the Company recognized revenue under the Allergan Collaboration Agreement of approximately $171. As of December 31, 2019, there was $24,829 of deferred revenue related to the Allergan Collaboration Agreement, of which $21,873 is classified as current and $2,956 is classified as noncurrent on the consolidated balance sheet.
During the three months ended December 31, 2019, the Company incurred $3,750 in license fees owed to Northwestern University in connection with the receipt of the Allergan Upfront Payment, which the Company recorded as research and development expenses during such period.
Dermelix Collaboration Agreement
Summary of Agreement
On February 17, 2019, Exicure entered into a License and Development Agreement with Dermelix (the “Dermelix Collaboration Agreement.”) Pursuant to the Dermelix Collaboration Agreement, the Company granted to Dermelix exclusive, worldwide royalty-bearing license rights to, develop, manufacture, have manufactured, use and commercialize the Company’s SNA technology for the treatment of Netherton Syndrome (“NS”) and, at Dermelix’s option, up to five additional specified orphan diseases that are within the dermatology field. Upon written notice to the Company, Dermelix may exercise its option at any time following the effective date of the Dermelix Collaboration Agreement until the date that is six (6) years from the date that the first collaboration SNA therapeutic achieves first dosing in humans in a Phase 1 clinical trial for NS.
Dermelix will initially seek to develop a targeted therapy for the treatment of NS. Under the terms of the Dermelix Collaboration Agreement, the Company will be responsible for conducting the early stage development for each indication up to IND enabling toxicology studies. Dermelix will assume subsequent development, commercial activities and financial responsibility for such indications. Dermelix will pay the costs and expenses of development and commercialization of any licensed products under the Dermelix Collaboration Agreement, including the Company’s expenses incurred in connection with development activities and in accordance with the development budget. Under the terms of the Dermelix Collaboration Agreement, Exicure received an upfront payment of $1,000, to be applied against the initial $1,000 of the Company’s development expenses. If Dermelix exercises any of its option rights for additional indications, Dermelix will pay an option exercise fee equal to $1,000 for each exercised option (each, an “Option Exercise Fee”). Any Option Exercise Fee will be applied against the Company’s development expenses with respect to the particular indication for which the option was exercised.
Pursuant to the Dermelix Collaboration Agreement, the Company shall have the right to pursue the development and commercialization of SNA technology for the treatment of orphan diseases which are neither NS nor one of the additional specified orphan diseases selected by Dermelix pursuant to its option rights. If the Company commences development activities of SNA technology for the treatment of such an orphan disease, the Company will notify Dermelix in writing of such development and Dermelix will have thirty (30) days following receipt of such notice to use one of its remaining option rights on such orphan disease. If Dermelix does not use one of its remaining option rights on such orphan disease, or has no option rights remaining, then the Company will have no further obligations to Dermelix with respect to the development of SNA therapeutics for such orphan disease and shall be free to continue commercialization and development activities with respect thereto.
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
Accounting Analysis
The Company concluded that Dermelix is a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. The Company identified performance obligations under the Dermelix Collaboration Agreement for the license of intellectual property for the NS therapeutic candidate and associated research and development services for the NS therapeutic candidate. The Company determined that the performance obligations were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Exicure, specifically with respect to the Company’s expertise related to SNA technology, and the interdependent relationship between the performance obligations. As such, the Company concluded that there is a single identified performance obligation.
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
Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation under the Dermelix Collaboration Agreement and reflects a faithful depiction of the transfer of goods and services.
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduces this balance by recognizing revenue as services are provided. The Company recognized $1,125 of revenue under the Dermelix Collaboration Agreement during the year ended December 31, 2019, which reflects full recognition of the upfront payment as revenue as well as reimbursement by Dermelix for additional costs incurred by Exicure for early stage development costs beyond the initial $1,000 upfront payment. The Company expects to incur additional early stage development costs and expects to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration Agreement. The Company will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred.
Purdue Collaboration Agreement
On December 2, 2016, the Company entered into a research collaboration, option and license agreement with Purdue (the “Purdue Collaboration Agreement”). In April 2019, Purdue notified the Company that it will not be selecting any collaboration targets pursuant to the Purdue Collaboration Agreement. As a result, the Company will not receive any research, regulatory and commercial sales milestones contingent upon successful development of such collaboration targets. Purdue re-asserted its right to develop new anti-TNF therapeutic candidates. At this time, there are no active development activities underway for a new anti-TNF therapeutic candidate. As a consequence, the Company also believes that it is highly unlikely that it will receive any research, regulatory and commercial sales milestones for any anti-TNF therapeutic candidates. Revenue recognized in connection with the Purdue Collaboration Agreement was zero and $118 for the years ended December 31, 2019 and 2018, respectively.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	December 31
	2019	2018
Prepaid insurance	$533	$353
Prepaid clinical, contract research and manufacturing costs	481	293
Interest receivable	236	—
Other	705	746
Prepaid expenses and other current assets	$1,955	$1,392
Property and equipment, net

	December 31,
	2019	2018
Scientific equipment	$2,795	$1,979
Leasehold improvements	192	192
Furniture and fixtures	41	41
Computers and software	32	26
Construction in process	356	12
Property and equipment, gross	3,416	2,250
Less: accumulated depreciation	(1,317)	(1,189)
Property and equipment, net	$2,099	$1,061
Depreciation and amortization expense was $392 and $358, for the years ended December 31, 2019 and 2018, respectively.
Other noncurrent assets

	December 31,
	2019	2018
Operating lease asset	$356	$—
Other	32	32
Other noncurrent assets	$388	$32
Accrued expenses and other current liabilities

	December 31,
	2019	2018
Accrued payroll-related expenses	$920	$899
Accrued clinical, contract research and manufacturing costs	515	102
Operating lease liability	292	—
Accrued legal expenses	254	189
Other accrued expenses	454	353
Accrued expenses and other current liabilities	$2,435	$1,543

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Other noncurrent liabilities

	December 31,
	2019	2018
Operating lease liability	$59	$—
Other	—	39
Other noncurrent liabilities	$59	$39
5. Investments
As of December 31, 2019, the Company had primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of December 31, 2019:

One year or less	57%
After one year but within two years	43%
Total	100%
All of the Company’s available-for-sale securities are available to the Company for use in Exicure’s current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at December 31, 2019 were as follows:

	December 31, 2019
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$13,932	$1	$(2)	$13,931
Corporate notes/bonds	36,620	1	(24)	36,597
U.S. Treasuries	4,513	—	(1)	4,512
U.S. Government agency securities	9,786	—	(2)	9,784
	$64,851	$2	$(29)	$64,824

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6. Debt
On February 17, 2016, the Company closed a $10,000 loan facility, with an initial advance against this loan facility of $6,000, with Hercules Technology Growth Capital (“Hercules”). The loan bears a floating interest rate equal to the greater of either (i) 9.95% or (ii) the sum of 9.95% plus the United States prime rate minus 3.50%.   Total proceeds net of fees and issuance costs were $5,839.  Fees and issuance costs of $161, as well as fees of $231 that are payable to the lender at maturity, are recorded as a reduction in the carrying amount of long-term debt on the Company’s balance sheet and will be amortized to interest expense through the maturity date of September 1, 2019 using the effective interest method.  Interest amounts were payable monthly beginning on March 1, 2016 through the maturity date of September 1, 2019.  Initially, principal amounts were payable monthly beginning on April 1, 2017 through the maturity date. In 2016, the Company met certain terms in the loan agreement so that principal amounts became payable monthly beginning on July 1, 2017.
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
On March 8, 2019, the Company and Hercules further amended its loan agreement so that the maturity date of its loan agreement is extended to March 1, 2020 and amortization payments are deferred to, and payable at, the new maturity date of March 1, 2020 (“Loan Amendment No. 4”). Fees of $52 paid to Hercules in connection with Loan Amendment No. 4, as well as a fee of $100 that is payable to Hercules at the new maturity date, are recorded as a reduction in the carrying amount of long-term debt on the Company’s balance sheet and will be amortized to interest expense through the new maturity date of March 1, 2020 using the effective interest method.
The loan is collateralized by a security interest in all tangible assets. In addition, the Company is subject to certain financial reporting requirements and certain negative covenants requiring lender consent.
At December 31, 2019 and 2018, the aggregate carrying value of the current and noncurrent portion of long-term debt is $4,965 and $4,925, respectively.
At December 31, 2019, the principal maturities of the long-term debt were as follows:

December 31, 2019
2020	$5,000
Principal balance outstanding	5,000
less: unamortized discount	(34)
less: unamortized debt issuance costs	(1)
Long-term debt	4,965
Current portion	4,965
Noncurrent portion	$—

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company paid interest on debt of $597 and $572 during the years ended December 31, 2019 and 2018, respectively.
On March 2, 2020, pursuant to the terms of the Hercules loan agreement and subsequent amendments thereto, the Company repaid all remaining outstanding obligations under the Hercules loan agreement. See Note 17, Subsequent Events for more information.
7. Leases
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
The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

December 31, 2019
Assets:
Operating lease asset	$356
Liabilities:
Operating lease liability	$292
Operating lease liability, noncurrent	59
Total operating lease liability	$351
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Information related to the Company's operating lease asset and related operating lease liabilities were as follows:

December 31, 2019
Remaining lease term (1)	1.2 years
Discount rate	16.1%
(1) Does not include a renewal term beyond February 28, 2021. Renewal terms are included in the lease term when it is reasonably certain that the Company will exercise the option.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s consolidated statement of operations:

December 31,
2019
Operating lease costs	$336
Short term lease costs	100
Variable lease costs	344
Total lease costs	$780
During the year ended December 31, 2019, the Company made cash payments of $847 for operating leases.
Maturities of the Company’s lease liability as of December 31, 2019 were as follows:

Years Ending December 31,	Operating Leases
2020	$324
2021	59
Total	$383
Less: imputed interest	(32)
Total lease liability	$351

Current operating lease liability	$292
Noncurrent operating lease liability	59
Total lease liability	$351
Leases - ASC 840 Disclosures
Lease expense consisted of the following during the year ended December 31, 2018:

December 31,
2018
Straight-line rent expense	$332
Contingent rent expense	298
Total rent expense	$630
The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows:

Years Ending December 31,	Operating Leases
2019	$347
2020	353
2021	59
Total	$759

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

8. Stockholders’ Equity
Preferred Stock
As of December 31, 2019 and 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of December 31, 2019 and 2018, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of December 31, 2019, the Company had 86,069,263 shares issued and outstanding. As of December 31, 2018, the Company had 44,358,000 shares issued and outstanding.
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
December 2019 Offering
On December 23, 2019, the Company completed the sale of 10,000,000 shares of its common stock at a public offering price of $2.75 per share in an underwritten public offering (the “December 2019 Offering”). The Company received gross proceeds of $27,500 in the December 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $2,156.
On January 6, 2020, the Company sold 1,081,184 shares of its common stock at a price of $2.75 per share pursuant to the exercise of the underwriters’ option to purchase additional shares at the public offering price in connection with the December 2019 Offering. The Company received gross proceeds of $2,973 in the December 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $178.
The shares sold in the December 2019 Offering were sold pursuant to a shelf-registration the Company filed on Form S-3 with the SEC which was declared effective by the SEC on July 24, 2019.
August 2019 Offering
On August 2, 2019, the Company completed the sale of 31,625,000 shares of its common stock at a public offering price of $2.00 per share in an underwritten public offering, which included the exercise in full of the underwriters’ option to purchase an additional 4,125,000 shares at the public offering price (the “August 2019 Offering”).  The Company received gross proceeds of $63,250 in the August 2019 Offering before deducting underwriting discounts and commissions and offering expenses of $4,384.
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
The Company also entered into a registration rights agreement with the investors in the August 2018 Private Placement, which required it to file a “resale” registration statement with the SEC covering the shares issued in the August 2018 Private Placement within 30 calendar days from the final closing of the August 2018 Private Placement Offering. The Company filed and caused to become effective a registration statement with the SEC on October 5, 2018 registering the resale of 5,034,683 shares of the Company’s common stock, consisting of (i) 4,889,217 shares that were privately issued through the August 2018 Private Placement and (ii) 145,466 shares that were privately issued on February 1, 2018 in connection with consulting services.
In connection with the closing of the August 2018 Private Placement, the placement agents received an aggregate of $1,680 in cash placement fees, and the Company reimbursed up to $87 of expenses incurred by the placement agents in connection with the closing of the August 2018 Private Placement.
Common Stock Warrants
In connection with a private placement offering of common stock in 2017 (the “2017 Private Placement”), placement agents received warrants to purchase an aggregate of 413,320 shares of Exicure common stock in connection with all closings of the 2017 Private Placement (the “Warrants”). The Warrants expire on March 27, 2021, have an exercise price of $3.00 per share, and were issued on the same terms in all closings of the 2017 Private Placement. The Warrants are classified as a liability. The common stock warrant liability is remeasured each period at fair value. As of December 31, 2019, Warrants to purchase 413,320 shares of common stock remain outstanding. See Note 12, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2019:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2018	$—	$—
Other comprehensive income (loss) before reclassifications	(27)	(27)
Net current period other comprehensive loss	(27)	(27)
Balance at December 31, 2019	$(27)	$(27)
9. Equity-Based Compensation
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
As of December 31, 2019, the aggregate number of common stock options available for grant under the 2017 Plan was 36,054. In connection with the approval on December 6, 2019 by the Company’s compensation committee, effective January 1, 2020, the number of awards that may be awarded under the 2017 Plan was increased by 5% of the shares of Exicure common stock outstanding at December 31, 2019 (an increase of 4,303,463 awards available for grant under the 2017 Plan).
The common stock options are contingent on the participants’ continued employment or provision of non-employee services and are subject to forfeiture if employment or continued service terminates for any reason. The initial stock option grant to an employee or consultant vests 25% on the first 12-month anniversary of the grant date and vests 1/48th monthly thereafter until fully vested at the end of 48 months. Subsequent stock option grants to employees or consultants vest 1/48th monthly until fully vested at the end of 48 months. The initial stock option grant to a non-employee director vests 1/36th monthly until fully vested at the end of 36 months. Subsequent stock option grants to a non-employee director vests 1/12th monthly until fully vested at the end of 12 months. The term of common stock option grants is ten years unless terminated earlier as described above.
Equity-based compensation expense is classified in the statements of operations as follows:

	Year Ended December 31,
	2019	2018
Research and development expense	$535	$485
General and administrative expense	1,305	1,324
	$1,840	$1,809
Unamortized equity-based compensation expense at December 31, 2019 was $3,375, which is expected to be amortized over a weighted-average period of 2.7 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. In addition to an assumption on the expected term of the option grants as discussed below, application of the Black-Scholes model requires additional inputs for which the Company has assumed the values described in the table below:

	Year Ended December 31,
	2019	2018
Expected term	5.3 to 6.1 years	5.3 to 6.0 years
Risk-free interest rate	1.55% to 2.56%; weighted avg. 1.94%	2.72% to 2.87%; weighted avg. 2.78%
Expected volatility	80.2% to 86.7%; weighted avg. 82.6%	78.1% to 82.4%; weighted avg. 80.6%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the years ended December 31, 2019 and 2018 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Year ended December 31, 2019	$2.32 to $3.05; weighted avg. $2.86	$2.32 to $3.05; weighted avg. $2.86
Year ended December 31, 2018	$3.00 to $5.82; weighted avg. $3.45	$3.00 to $5.82; weighted avg. $3.45
The weighted-average grant date fair value of common stock options granted in the years ended December 31, 2019 and 2018 was $2.01 and $2.40 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2018	4,891,588	$2.22	7.3	$7,330
Granted	1,244,009	2.86
Exercised	(86,263)	0.87
Forfeited	(351,620)	2.90
Outstanding - December 31, 2019	5,697,714	$2.34	6.7	$4,625
Exercisable - December 31, 2019	3,972,087	$2.01	5.7	$4,550
Vested and Expected to Vest - December 31, 2019	5,577,282	$2.32	6.7	$4,620
The aggregate intrinsic value of common stock options exercised during the years ended December 31, 2019 and 2018 was $172 and $44, respectively.
10. Income Taxes
Pretax loss before income taxes was $26,303 and $22,413 for the years ended December 31, 2019 and 2018, respectively, which consists entirely of losses in the U.S. and resulted in no provision for income tax expense during the years then ended.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2019		2018
Federal income tax expense at statutory rate	$(5,524)	21.0%	$(4,707)	21.0%
State income tax expense at statutory rate	(1,934)	7.3	(1,595)	7.1
Permanent differences	113	(0.4)	243	(1.1)
Change in valuation allowance	7,345	(27.9)	6,059	(27.0)
	$—	—%	$—	—%
The Company’s effective income tax rate for the years ended December 31, 2019 and 2018 is 0% because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred Tax Assets
Net operating losses	$22,340	$14,827
Intangibles	169	187
Accrued expenses	80	271
Operating lease liability	108	—
Equity-based compensation	1,023	796
Other	5	204
Less: Valuation allowance	(23,567)	(16,225)
Total deferred tax assets	158	60
Deferred Tax Liabilities
Fixed assets and other	(57)	(60)
Operating lease asset	(101)	—
Total deferred tax liabilities	(158)	(60)
Deferred taxes, net	$—	$—
The Company has recorded a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized at December 31, 2019 and 2018. This determination is based on significant negative evidence, including:

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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At December 31, 2019, the Company has federal net operating loss carryforwards of $78,987, of which $31,809 will begin to expire in 2035 and $47,178 which do not expire and may be carried forward indefinitely. At December 31, 2019, the Company has $76,651 of state net operating loss carryforwards which will begin to expire in 2027.
As provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), and similar state provisions, utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of net operating losses and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. The Company completed a review of its changes in ownership through December 31, 2019 and determined that the August 2019 Offering resulted in an ownership change during the year ended December 31, 2019, as defined by Section 382. However, the Company does not expect that the Section 382 limitation resulting from the August 2019 ownership change will place a material restriction on the Company’s ability to utilize its net operating losses and tax credit carryforwards. There could be additional ownership changes after December 31, 2019 that could limit the amount of net operating losses and tax credit carryforwards that the Company can utilize in the future.
At December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2015 through 2019. There are no pending examinations in any jurisdiction.
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2019 and 2018.
The following is the computation of loss per common share for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net loss	$(26,303)	$(22,413)
Weighted-average basic and diluted common shares outstanding	57,671,734	41,189,177
Loss per share - basic and diluted	$(0.46)	$(0.54)
The outstanding securities presented below were excluded from the calculation of net loss per common share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31,
	2019	2018
Options to purchase common stock	5,697,714	4,891,588
Warrants to purchase common stock	413,320	413,320

12. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$31,078	$31,078	$—	$—
Commercial paper	2,498	—	2,498	—
Short-term investments:
Commercial paper	11,433	—	11,433	—
Corporate notes/bonds	36,597	—	36,597	—
U.S. Treasuries	4,512	—	4,512	—
U.S. Government agency securities	9,784	—	9,784	—
Total financial assets	$95,902	$31,078	$64,824	$—

Liabilities
Common stock warrant liability	$414	$—	$—	$414
Total financial liabilities	$414	$—	$—	$414

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$21,459	$21,459	$—	$—
Total financial assets	$21,459	$21,459	$—	$—

Liabilities
Common stock warrant liability	$797	$—	$—	$797
Total financial liabilities	$797	$—	$—	$797
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments.
The Company’s common stock warrant liability (refer to Note 8, Stockholders’ Equity, for more information) is classified within Level 3 of the fair value hierarchy. The fair value of the common stock warrant liability was determined using the Black-Scholes option-pricing model.
The fair value of the common stock warrant liability is based significantly on the fair value of the Company’s common stock. At the date of issuance, the common stock warrant liability was determined using the following weighted-average assumptions: expected term of 2.0 years, risk-free interest rate of 1.53%, expected volatility of 78.97%, and no expected dividends.
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at December 31, 2019:

December 31, 2019
Expected term	1.3
Risk-free interest rate	1.58%
Expected volatility	81.84%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at December 31, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $39. A 10% change in the estimate of fair value of the common stock at December 31, 2019 would increase or decrease the fair value of the common stock warrant liability in the amount of $81.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2017	$523
Gain included in other income (expense), net	274
Balance at December 31, 2018	$797
Loss included in other income (expense), net	(383)
Balance at December 31, 2019	$414
13. Defined Contribution Plan
Exicure maintains a defined contribution savings plan for the benefit of its employees. During 2018, Exicure began contributing to the defined contribution plan. Company contributions are determined under various formulas. The expense recognized for this plan was $185 and $107 for the years ended December 31, 2019 and 2018, respectively.
14. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2019, all pending patent applications under the Wound Healing License have been abandoned. As of December 31, 2019, the Company has paid to NU an aggregate of $8,179 in consideration of each of the obligations described above.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

15. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $100 in each of the years ended December 31, 2019 and 2018 in connection with these consulting services and these amounts are recognized as an expense in the accompanying consolidated statement of operations.
16. Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2019 and 2018 are as follows:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$25	$434	$527	$310
Net loss (1) (2)	(5,286)	(5,220)	(5,816)	(9,981)
Basic and diluted loss per common share	$(0.12)	$(0.12)	$(0.09)	$(0.13)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$36	$19	$57	$6
Net loss (1)	(5,509)	(6,825)	(5,324)	(4,755)
Basic and diluted loss per common share	$(0.14)	$(0.17)	$(0.13)	$(0.11)
___________
(1) - Net loss includes a non-cash unrealized gain (loss) related to the fair value adjustment of the common stock warrant liability of $370, $(113), $103, $24 in the three months ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 and ($128), ($915), $581, and $186 in the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, respectively.
(2) - Net loss in the three months ended December 31, 2019 includes $3,750 of research and development expense related to license fees owed to Northwestern University in connection with the receipt of the Allergan Upfront Payment during that period. Refer to Note 3, Collaborative Research and License Agreements for more information on the Allergan Upfront Payment and Note 14, Commitments and Contingencies for more information on the Northwestern University License Agreements.
17. Subsequent Events
The Company has evaluated subsequent events which may require adjustment to or disclosure in the accompanying consolidated financial statements and has concluded that, other than entering into a lease for a new headquarters in Chicago and the Hercules loan maturity discussed below, there are no subsequent events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying consolidated financial statements.
Chicago lease
On February 28, 2020, the Company entered into a non-cancelable real property lease agreement with 2430 N. Halsted LLC (the “Landlord”), for approximately 30,085 square feet of laboratory and office space (the “Premises”)

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

in Chicago, Illinois (the “Chicago Lease”). The Company intends to move its corporate headquarters and research facility to the Premises upon occupancy, which is expected to occur in the third quarter of 2020.
The original term (the “Original Term”) of the Chicago Lease is 10 years, commencing on the date on which the Premises are ready for occupancy under the terms of the Chicago Lease (the "Anticipated Commencement Date"). The Company has options to extend the term of the Chicago Lease for two additional successive periods of five years each (the “Extension Periods”) at the then prevailing effective market rental rate.
The initial annual base rent during the Original Term is $37.00 per square foot per year, or approximately $1,113 for the first 12-month period of the Original Term, payable in monthly installments beginning on the Anticipated Commencement Date. Base rent thereafter is subject to annual increases of 3%, for an aggregate amount of $12,761 over the Original Term. The Company must also pay its proportionate share of certain operating expenses and taxes for each calendar year during the term. During the first 12-month period of the Original Term, the base rent and the Company's proportionate share of operating expenses and taxes are subject to certain abatements.
The Landlord will contribute a maximum of $3,159 toward tenant improvements. In connection with the Chicago Lease, the Company will maintain a letter of credit for the benefit of the Landlord in an initial amount of $1,200, which amount is subject to reduction over time. Upon execution of the Chicago Lease, the Company paid to the Landlord the first installment of base rent and the estimated monthly amount of its pro rata share of taxes and its pro rata share of operating expenses in the aggregate amount of $87, which amount had been adjusted for the abatement as set forth in the lease agreement.
 The Chicago Lease contains customary representations, warranties, covenants, indemnification provisions, default provisions, and termination provisions for a lease of this nature.
Hercules loan maturity
On March 2, 2020, pursuant to the terms of the Hercules loan agreement and subsequent amendments thereto, the Company repaid all remaining outstanding obligations under the Hercules loan agreement, to include the outstanding principal balance of $5,000 and an end of term fee of $100.

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
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company and an “emerging growth company” as of December 31, 2019, as defined in the Jumpstart Our Business Startups Act of 2012.
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

Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A , or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 112 of this Annual Report on Form 10-K.
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
			8-K (Exhibit 2.1)	10/2/2017	000-55764

3.1	Certificate of Merger relating to the merger of Max-1 Acquisition Sub., Inc. with and into Exicure OpCo, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.1)	10/2/2017	000-55764

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.2)	10/2/2017	000-55764

3.3	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		8-K (Exhibit 3.3)	10/2/2017	000-55764

3.4	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K (Exhibit 4.1)	10/2/2017	000-55764

4.2	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.2)	10/2/2017	000-55764

4.3	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.1)	8/28/2018	000-55764

4.4	Description of Securities	X

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5	Form of Subscription Agreement by and between the Company and each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.5)	10/2/2017	000-55764

10.6+	Form of Amended and Restated Board Member Service Agreement by and between Exicure OpCo and each of its non-executive directors.		8-K (Exhibit 10.6)	10/2/2017	000-55764

10.7+	Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David A. Giljohann, Ph.D.		8-K (Exhibit 10.7)	10/2/2017	000-55764

10.8+	Amended and Restated Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David S. Snyder.		8-K (Exhibit 10.8)	10/2/2017	000-55764

10.9+	Amended and Restated Employment Agreement as of December 10, 2019 by and between Exicure, Inc. and Matthias G. Schroff, Ph.D.	X

10.10+	Separation Agreement dated as of February 1, 2019 by and among Exicure, Inc., Exicure Operating Company, and Ekambar Kandimalla.		10-Q/A (Exhibit 10.3)	5/14/2019	000-55764

10.11+	Consulting Agreement dated as of October 1, 2011 by and between AuraSense Therapeutics, LLC and Chad A. Mirkin, Ph.D.		8-K (Exhibit 10.11)	10/2/2017	000-55764

10.12	Lease Agreement dated as of February 13, 2012 by and between AuraSense Therapeutics, LLC and FC Skokie SPE, LLC.		8-K (Exhibit 10.12)	10/2/2017	000-55764

10.13	Letter dated as of March 12, 2012 regarding the Lease Agreement by and between AuraSense Therapeutics, LLC and FC Skokie SPE, LLC.		8-K (Exhibit 10.13)	10/2/2017	000-55764

10.14	First Amendment to Lease dated as of March 31, 2014 by and between AuraSense Therapeutics, LLC and FC Skokie PQ, LLC, as successor in interest to FC Skokie SPE, LLC.		8-K (Exhibit 10.14)	10/2/2017	000-55764

10.15	Second Amendment to Lease dated as of May 26, 2016 by and between Exicure OpCo and FC Skokie PQ, LLC, as successor in interest to FC Skokie SPE, LLC.		8-K (Exhibit 10.15)	10/2/2017	000-55764

10.16	Loan and Security Agreement dated as of February 17, 2016 by and between Exicure OpCo and Hercules.		8-K (Exhibit 10.16)	10/2/2017	000-55764

10.17	Amendment No. 1 to Loan and Security Agreement dated as of October 10, 2016 by and between Exicure OpCo and Hercules.		8-K (Exhibit 10.17)	10/2/2017	000-55764

10.17.1	Amendment No. 2 to Loan and Security Agreement dated as of January 15, 2018 by and between Exicure OpCo and Hercules.		S-1/A (Exhibit 10.17.1)	1/26/2018	333-221791

10.17.2	Amendment No. 3 to Loan and Security Agreement dated as of December 28, 2018 by and between Exicure OpCo and Hercules.		10-K (Exhibit 10.18.2)	3/8/2019	000-55764

10.17.3	Amendment No. 4 to Loan and Security Agreement dated as of March 8, 2019 by and between Exicure OpCo and Hercules.		8-K (Exhibit 10.1)	3/14/2019	000-55764

10.18+	Form of Pre-Merger Indemnity Agreement.		8-K (Exhibit 10.18)	10/2/2017	000-55764

10.19	Form of Common Stock Purchase Agreement.		8-K (Exhibit 10.1)	6/19/2017	000-55764

10.20*	Restated License Agreement between Exicure OpCo and Northwestern University dated as of August 15, 2015.		8-K/A (Exhibit 10.20)	11/7/2017	000-55764

10.21*	Amendment One to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 27, 2016.		8-K/A (Exhibit 10.23)	11/7/2017	000-55764

10.22*	Amendment Two to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 30, 2017.	X

10.23*	Amendment Three to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of January 1, 2019.	X

10.24	Amendment Four to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 13, 2019.	X

10.25*	License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		8-K/A (Exhibit 10.21)	11/7/2017	000-55764

10.26*	Amendment One dated and effective as of June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.	X

10.27	Amendment Two dated and effective as of November 13, 2019 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.	X

10.28*	License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		8-K/A (Exhibit 10.22)	11/7/2017	000-55764

10.29*	Amendment One dated and effective June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.	X

10.30*	Research Collaboration, Option and License Agreement between Exicure OpCo and Purdue Pharma L.P. dated as of December 2, 2016.		8-K/A (Exhibit 10.24)	11/7/2017	000-55764

10.31*	License and Development Agreement between Exicure, Inc. and DERMELIX LLC dated February 17, 2019.		10-Q (Exhibit 10.2)	5/8/2019	000-55764

10.32	Side Agreement to Northwestern Agreements by and among Exicure OpCo, Northwestern University and Purdue Pharma L.P. dated as of October 11, 2016.		8-K/A (Exhibit 10.25)	11/7/2017	000-55764

10.33*	Collaboration, Option and License Agreement between Exicure, Inc. and Allergan Pharmaceuticals International Limited dated as of November 13, 2019	X

10.34	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Allergan Pharmaceuticals International Limited dated as of November 13, 2019.	X

10.35	Form of Subscription Agreement by and between the Company and each investor in connection with the subsequent closings of the 2017 Private Placement.		8-K (Exhibit 10.1 )	11/2/2017	000-55764

10.36	Form of Purchaser Rights Letter to be delivered by the Company to each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.2 )	11/2/2017	000-55764

10.37	Form of Subscription Agreement by and between the Company and each investor in connection with the initial closing of the August 2018 Private Placement.		8-K (Exhibit 10.1 )	8/28/18	000-55764

21.1	Subsidiaries of Exicure, Inc.	X

23.1	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X
† Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.
+ Indicates a management contract or compensatory plan.
* Indicates that certain confidential portions of this exhibit have been omitted.
** Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on March 9, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ David A. Giljohann	Chief Executive Officer and Director (principal executive officer)	March 9, 2020
David A. Giljohann, Ph.D.

/s/ David S. Snyder	Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2020
David S. Snyder

/s/ Chad A. Mirkin	Director and Chairman of the Board of Directors	March 9, 2020
Chad A. Mirkin, Ph.D.

/s/ Jeffrey L. Cleland	Director	March 9, 2020
Jeffrey L. Cleland

/s/ Bosun Hau	Director	March 9, 2020
Bosun Hau

/s/ Helen S. Kim	Director	March 9, 2020
Helen S. Kim

/s/ Bali Muralidhar	Director	March 9, 2020
Bali Muralidhar, M.D., Ph.D.

/s/ Jay R. Venkatesan	Director	March 9, 2020
Jay R. Venkatesan, M.D.

/s/ Timothy P. Walbert	Director	March 9, 2020
Timothy P. Walbert

/s/ David R. Walt	Director	March 9, 2020
David R. Walt, Ph.D.