Form 10-Q
period 2020-03-31
EXICURE, INC.
filed 2020-05-14
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 12, 2020, there were 87,150,447 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the impact of the ongoing coronavirus 2019, or COVID-19, pandemic including the expected duration of disruption and immediate and long-term delays, interruptions or other adverse effects to clinical trials, delays in regulatory review, preclinical research and development (“R&D”), collaboration and partnership programs, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations;

•	our estimates of expenses, ongoing losses, future revenue and capital requirements, including our expectations relating to our needs for additional financing;

•
the initiation, timing, progress and results of our current and future preclinical studies, clinical trials, collaboration and partnership programs, including our ongoing clinical trials and any planned clinical trials for AST-008 or any of our product candidates, and the research and development programs we pursue;

•	our ability to advance our product candidates into, and successfully complete, clinical trials;

•
the timing and likelihood of regulatory filings for our current and future product candidates including any Investigational New Drug, or IND, application, Investigational Medicinal Product Dossier, or IMPD, Clinical Trial Application, or CTA, New Drug Application, or NDA, or other regulatory submissions;

•
our ability to obtain and maintain regulatory approval of our product candidates in the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of an approved drug or therapy;

•
the size and growth potential of the markets for our product candidates, if approved, and the rate and degree of market acceptance of our product candidates, including reimbursement that may be received from payors;

•
the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;

•
our dependence on current and future collaborators for advancement of therapeutic candidates pursuant to the terms of such collaborations, including ability to obtain and maintain regulatory approval and commercialization, if approved;

•	the status of clinical trials, development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;

•	our receipt and timing of any milestone payments or royalties under any current or future research collaboration and license agreements or arrangements;

•	our ability to identify and develop therapeutic candidates for treatment of additional disease indications;

•	the rate and degree of market acceptance of any approved therapeutic candidates;

•	the commercialization of any approved therapeutic candidates;

•	the implementation of our business model and strategic plans for our business, technologies and therapeutic candidates;

•	our ability to obtain additional funds for our operations;

•
our ability to obtain and maintain intellectual property protection for our technologies and therapeutic candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies and clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial supplies;

•	our expectations regarding our ability to attract and retain qualified key management and technical personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act;

•	statements regarding our internal controls;

•	the impact of government laws and regulations as well as developments relating to our competitors or our industry; and

•	other factors that may impact our financial results.
You should refer to the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.
This Quarterly Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for certain therapeutics, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.
Except where the context otherwise requires, in this Quarterly Report, the “Company,” “Exicure,” “we,” “us” and “our” refers to Exicure, Inc., a Delaware corporation, and, where appropriate, our wholly owned subsidiary, Exicure Operating Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$24,577	$48,460
Short-term investments	74,223	62,326
Accounts receivable	27	16
Unbilled revenue receivable	11	19
Prepaid expenses and other assets	2,906	1,955
Total current assets	101,744	112,776
Property and equipment, net	2,298	2,099
Other noncurrent assets	1,487	388
Total assets	$105,529	$115,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,965
Accounts payable	3,392	1,814
Accrued expenses and other current liabilities	1,268	2,435
Current portion of deferred revenue	15,713	21,873
Total current liabilities	20,373	31,087
Common stock warrant liability	42	414
Deferred revenue non-current	—	2,956
Other noncurrent liabilities	—	59
Total liabilities	$20,415	$34,516

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 87,150,447 issued and outstanding, March 31, 2020; 86,069,263 issued and outstanding, December 31, 2019	9	9
Additional paid-in capital	165,269	162,062
Accumulated other comprehensive loss	(17)	(27)
Accumulated deficit	(80,147)	(81,297)
Total stockholders' equity	85,114	80,747
Total liabilities and stockholders’ equity	$105,529	$115,263
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended, March 31,
	2020	2019
Revenue:
Collaboration revenue	$9,183	$25
Total revenue	9,183	25
Operating expenses:
Research and development expense	6,075	3,395
General and administrative expense	2,574	2,208
Total operating expenses	8,649	5,603
Operating income (loss)	534	(5,578)
Other income (expense), net:
Dividend income	39	105
Interest income	360	1
Interest expense	(128)	(183)
Other income (expense), net	345	369
Total other income (expense), net	616	292
Net income (loss)	$1,150	$(5,286)

Basic earnings (loss) per common share	$0.01	$(0.12)
Diluted earnings (loss) per common share	$0.01	$(0.12)

Weighted-average basic common shares outstanding	87,079,160	44,358,000
Weighted-average diluted common shares outstanding	88,244,632	44,358,000
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Three Months Ended, March 31,
	2020	2019
Net income (loss)	$1,150	$(5,286)
Other comprehensive income, net of taxes
Unrealized gains on available for sale securities, net of tax	10	—
Other comprehensive income	10	—
Comprehensive income (loss)	$1,160	$(5,286)
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Equity-based compensation	—	—	441	—	—	441
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	10	10
Net income (loss)	—	—	—	1,150	—	1,150
Balance at March 31, 2020	87,150,447	$9	$165,269	$(80,147)	$(17)	$85,114

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$—	$20,952
Equity-based compensation	—	—	489	—	—	489
Net income (loss)	—	—	—	(5,286)	—	(5,286)
Balance at March 31, 2019	44,358,000	$4	$76,431	$(60,280)	$—	$16,155

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	1,150	(5,286)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	148	87
Equity-based compensation	441	489
Amortization of long-term debt issuance costs and fees	35	34
Other	84	36
Change in fair value of warrant liabilities	(346)	(369)
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	(2)	—
Prepaid expenses and other current assets	(911)	(62)
Other noncurrent assets	30	(559)
Accounts payable	1,807	354
Accrued expenses and other current liabilities	(1,108)	(52)
Deferred revenue	(9,116)	975
Other noncurrent liabilities	(59)	341
Net cash used in operating activities	(7,847)	(4,012)
Cash flows from investing activities:
Purchase of available for sale securities	(21,926)	—
Proceeds from sale or maturity of available for sale securities	10,000	—
Capital expenditures	(577)	(8)
Net cash used in investing activities	(12,503)	(8)
Cash flows from financing activities:
Proceeds from common stock offering	2,973	—
Repayment of long-term debt	(4,999)	—
Payment of long-term debt fees and issuance costs	(100)	(52)
Payment of common stock financing costs	(207)	—
Net cash used in financing activities	(2,333)	(52)

Net decrease in cash, cash equivalents, and restricted cash	(22,683)	(4,072)
Cash, cash equivalents, and restricted cash - beginning of period	48,460	26,268
Cash, cash equivalents, and restricted cash - end of period	$25,777	$22,196

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Debt fees (accrued expenses)	$—	$100
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	126	8
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$24,577	$48,460
Restricted cash included in other noncurrent assets	1,200	—
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$25,777	$48,460
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid (“SNA”) technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. The Company believes that the design of its SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company is working to advance its SNA therapeutic candidates through multiple clinical trials, including the ongoing Phase 1b/2 trial of AST-008 in cancer patients.
The Company believes that one of the key strengths of its proprietary SNAs is that they have the potential to enter a number of different cells and organs. The Company has shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, the Company has expanded its pipeline into neurology, and is conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company” and “Exicure” refer to Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Significant Risks and Uncertainties
With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has taken active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as facilitating management’s routine communication to address employee and business concerns and frequent provision of updates to the Board. Under social distancing guidelines for COVID-19, the Company is typically operating with less than 50% of its R&D staff on-site at any one time. The Company is managing laboratory staffing and taking other appropriate managerial actions to maintain progress on its preclinical and collaboration programs. The Company’s office and general and administrative team has been working from home. The Company’s preclinical development program in Friedreich’s ataxia (“FA”) is ongoing and it continues to expect that IND-enabling studies for the Company’s FA drug candidate, XCUR-FXN, will begin in late 2020. The Company also continues to progress its collaborations with Allergan and DERMELIX, LLC, d/b/a Dermelix Biotherapeutics (“Dermelix”). However, if the COVID-19 pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.

The Company anticipates that the COVID-19 pandemic may have an impact on the clinical development timelines for its AST-008 clinical program. The extent to which the COVID-19 pandemic impacts the Company’s

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the biotechnology industry with research and development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates; delays or problems in obtaining clinical supply, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties.

Liquidity Risk
As of March 31, 2020, the Company has generated an accumulated deficit of $98,984 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at March 31, 2020 is sufficient to fund the Company for at least the next 12 months. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. The Company has historically principally raised capital through the sale of its securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. The Company believes raising capital in the current market could be very difficult for early stage biotech companies like Exicure. If the disruption persists and deepens, the Company could experience an inability to access additional capital, which could in the future negatively affect its operations.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2020, the interim condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, the interim condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2020 and 2019, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, and the results of its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or any other interim periods, or any future year or period.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which it believes are reasonable in the circumstances and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the Company’s financial position, results of operations or cash flows. Actual results in future periods could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2020. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
None.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13). ASU 2016-13 is a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. ASU 2016-13 requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. ASU 2016-13 also requires enhanced disclosure of credit risk associated with financial assets. The effective date of ASU 2016-13 was deferred by ASU 2019-09, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)—Effective Dates to the annual period beginning after December 15, 2022 for companies that (i) meet the definition of an SEC filer and (ii) are eligible as “smaller reporting companies” as such term is defined by the SEC, with early adoption permitted. The Company is currently assessing the impact of adoption of ASU 2016-13 to its consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Collaborative Research and License Agreements
Allergan Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “Allergan Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan Pharmaceuticals International Limited (“Allergan”). On May 8, 2020, Allergan plc, including Allergan, was acquired by AbbVie Inc. (“AbbVie”). Accordingly, all references to “Allergan” in the defined terms including, but not limited to, “Allergan,” “Allergan Collaboration Agreement,” “Allergan R&D Services” and “Allergan JDC Services,” should be read and construed as references to AbbVie. Pursuant to the Allergan Collaboration Agreement, the Company granted to Allergan exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, a “Collaboration Program”). Under each such license (obtained in connection with the exercise of an Option, as defined and discussed further below), the Company would grant to Allergan exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the Allergan Collaboration Agreement, the Company will use commercially reasonable efforts to conduct two Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific Collaboration Program targets (each, a “Program Target”).
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
Following the completion of all Initial Development Activities, the Company is required to deliver to Allergan a report that describes the results of the Initial Development Activities and identifies at least one SNA-based compound that satisfies certain criteria for such Collaboration Program as determined by the JDC (the “Initial Development Report”). Following the delivery of the Initial Development Report for a Collaboration Program, Allergan will have the ability for a defined period of time (the “Initial Option Exercise Period”) to exercise an option (each an “Option”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any product (each a “Licensed Product”) that results from such Collaboration Program during the term of the Allergan Collaboration Agreement.
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
In addition, to the extent there is any Licensed Product, the Company would be entitled to receive tiered royalty payments of mid-single digits to the mid-teens percentage on future net worldwide product sales of such Licensed Products, subject to certain reductions under specified circumstances. Royalties are due on a Licensed Product by Licensed Product and country by country basis from the date of the first commercial sale of each Licensed Product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such Licensed Product in such country, and (iii) the expiration of regulatory exclusivity for such Licensed Product in such country.
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
As of the Effective Date of the Allergan Collaboration Agreement, the total transaction price was determined to be $25,000, consisting solely of the Allergan Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Effective Date of the Allergan Collaboration Agreement, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2020, the Company determined that any development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at March 31, 2020.
The Company will recognize revenue related to the Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
During the three months ended March 31, 2020, the Company recognized revenue under the Allergan Collaboration Agreement of approximately $9,116. As of March 31, 2020, there was $15,713 of deferred revenue related to the Allergan Collaboration Agreement, which is classified as current on the unaudited condensed consolidated balance sheet.

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
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services were provided. The Company recognized $67 of revenue under the Dermelix Collaboration Agreement during the three months ended March 31, 2020, which reflects reimbursement by Dermelix for additional costs incurred by Exicure for early stage development costs beyond the initial $1,000 upfront payment. The Company expects to incur additional early stage development costs and expects to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration Agreement. The Company will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred. The Company recognized $25 of revenue under the Dermelix Collaboration Agreement during the three months ended March 31, 2019 which related to amortization of the above-mentioned deferred revenue related to the upfront payment for services provided during that period.

4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2020	December 31, 2019
Prepaid clinical, contract research and manufacturing costs	$1,219	$481
Interest receivable	398	236
Prepaid insurance	369	533
Other	920	705
Prepaid expenses and other current assets	$2,906	$1,955

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	March 31, 2020	December 31, 2019
Scientific equipment	$3,315	$2,795
Leasehold improvements	192	192
Computers and software	48	32
Furniture and fixtures	41	41
Construction in process	168	356
Property and equipment, gross	3,764	3,416
Less: accumulated depreciation	(1,466)	(1,317)
Property and equipment, net	$2,298	$2,099
Depreciation and amortization expense was $148 and $87 for the three months ended March 31, 2020 and 2019, respectively.
Other noncurrent assets

	March 31, 2020	December 31, 2019
Restricted cash	$1,200	$—
Operating lease asset	285	356
Other	2	32
Total other noncurrent assets	$1,487	$388
Accrued expenses and other current liabilities

	March 31, 2020	December 31, 2019
Accrued payroll-related expenses	$386	$920
Accrued legal expenses	318	254
Operating lease liability	275	292
Accrued clinical, contract research and manufacturing costs	152	515
Accrued other expenses	137	454
Accrued expenses and other current liabilities	$1,268	$2,435
Other noncurrent liabilities

	March 31, 2020	December 31, 2019
Operating lease liability	$—	$59
Total other noncurrent liabilities	$—	$59

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5. Investments
As of March 31, 2020 and December 31, 2019, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of March 31, 2020:

One year or less	64%
After one year but within two years	36%
Total	100%
All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$10,718	$3	$(9)	$10,712
Corporate notes/bonds	49,973	44	(158)	49,859
U.S. Treasuries	4,510	36	—	4,546
U.S. Government agency securities	9,039	67	—	9,106
	$74,240	$150	$(167)	$74,223

	December 31, 2019
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$13,932	$1	$(2)	$13,931
Corporate notes/bonds	36,620	1	(24)	36,597
U.S. Treasuries	4,513	—	(1)	4,512
U.S. Government agency securities	9,786	—	(2)	9,784
	$64,851	$2	$(29)	$64,824

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6. Debt
On March 2, 2020, pursuant to the terms of the loan agreement with Hercules Technology Growth Capital (“Hercules”) and subsequent amendments thereto (the “Hercules Loan Agreement”), the Company repaid all remaining outstanding obligations under the Hercules Loan Agreement as of the maturity date, including the outstanding principal balance of $4,999 and the end of term fee of $100.
The Company paid interest on the Hercules Loan Agreement of $142 and $149 during the three months ended March 31, 2020 and 2019, respectively.
7. Leases
The Company has lease agreements for its facilities in: Skokie, Illinois, which serves as the Company’s principal executive offices and where the Company has laboratory space; Cambridge, Massachusetts, where the Company leases office space; Chicago, Illinois, where the Company leases office and laboratory space; and leases for office equipment (the “Office Equipment Leases”), as further described below. Each of these leases are classified as operating leases.
Skokie Lease – The Company’s lease agreement for office and laboratory space in Skokie, Illinois commenced in March 2012 and expires in February 2021 (the “Skokie Lease”). The Skokie Lease includes a renewal option which the Company is not reasonably certain to exercise. Lease payments for the Skokie Lease include a fixed payment amount as well as variable payments related to a proportionate share of operating and real estate expenses.
Cambridge Lease – The Company’s lease agreement for office space at a multi-tenant facility in Cambridge, Massachusetts commenced in March 2019 and is month-to-month (the “Cambridge Lease”). The Cambridge Lease is cancellable at any time. Due to the nature of the Cambridge Lease, the Company determined that this lease represented a short-term lease with an initial term of less than twelve months and, as such, the Cambridge Lease is not recorded on the balance sheet and related lease costs are recognized in the statement of operations as they are incurred.
Chicago Lease – The Company has approximately thirty-thousand square feet of office and laboratory space in Chicago, Illinois (the “Chicago Lease”). The original term (the “Original Term”) of the Chicago Lease is 10 years, commencing on the date on which the Premises are ready for occupancy under the terms of the Chicago Lease (the "Anticipated Commencement Date"). The Company has options to extend the term of the Chicago Lease for two additional successive periods of five years each (the “Extension Periods”) at the then prevailing effective market rental rate.
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
The Landlord will contribute a maximum of $3,159 toward tenant improvements. In connection with the Chicago Lease, the Company will maintain a letter of credit for the benefit of the Landlord in an initial amount of $1,200, which amount is subject to reduction over time. Upon execution of the Chicago Lease, the Company paid to the Landlord the first installment of base rent and the estimated monthly amount of its pro rata share of taxes and its pro rata share of operating expenses in the aggregate amount of $87 which amount had been adjusted for the abatement as set forth in the lease agreement.
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200, which is secured by a restricted certificate of deposit

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

account and presented within other noncurrent assets on the Company’s unaudited condensed consolidated balance sheet at March 31, 2020.
The Chicago Lease has not yet commenced for accounting purposes as of March 31, 2020. As a result, the Company has not yet recognized an operating lease asset or operating lease liability on the unaudited condensed consolidated balance sheet for the Chicago Lease. The Company currently expects the Chicago Lease to commence in June of 2020.
Office Equipment Leases – The Company has also elected to not record the Office Equipment Leases on the balance sheet since related payment amounts and lease costs are insignificant. Lease costs for the Office Equipment Leases are recognized in the statement of operations on a straight-line basis over the lease term.
The following table summarizes the presentation in the Company’s unaudited condensed consolidated balance sheets of its operating leases:

March 31, 2020
Assets:
Operating lease asset	$285
Liabilities:
Operating lease liability	$275
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Information related to the Company's operating lease asset and related operating lease liabilities were as follows:

March 31, 2020
Remaining lease term (1)	0.9 years
Discount rate	16.1%
(1) Does not include a renewal term beyond February 28, 2021. Renewal terms are included in the lease term when it is reasonably certain that the Company will exercise the option.
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$84	$84
Short term lease costs	38	6
Variable lease costs	57	84
Total lease costs	$179	$174
During the three months ended March 31, 2020 and 2019, the Company made cash payments of $114 and $277 for operating leases, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Maturities of the Company’s lease liability as of March 31, 2020 were as follows:

Years Ending December 31,	Operating Leases (1)
2020 (remaining nine months)	$235
2021	59
Total	$294
Less: imputed interest	(19)
Total lease liability	$275

Current operating lease liability	$275
(1)  Excluded from the table above are the lease payments associated with the Chicago Lease that has not commenced as of the end of the period, which is the date the asset is made available to the Company by the lessor.
8. Stockholders’ Equity
Preferred Stock
As of March 31, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of March 31, 2020 and December 31, 2019, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of March 31, 2020 and December 31, 2019, the Company had 87,150,447 shares and 86,069,263 shares issued and outstanding, respectively.
The holders of shares of the Company’s common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders and there are no cumulative rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of the Company’s common stock are entitled to receive ratably any dividends that may be declared from time to time by the Company’s Board out of funds legally available for that purpose. In the event of the Company’s liquidation, dissolution or winding up, the holders of shares of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding. The Company’s common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company’s common stock. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
December 2019 Offering
On December 23, 2019, the Company sold 10,000,000 shares of its common stock at the public offering price of $2.75 per share in an underwritten public offering, for gross proceeds of $27,500 and estimated net proceeds of $25,344 after deducting underwriting discounts and commission and other offering expenses payable by the Company (the “December 2019 Offering”). In addition, the Company granted the underwriters a 30-day option to purchase an additional 1,500,000 shares of common stock offered in the common stock offering. On January 6, 2020, the underwriters partially exercised the option to purchase an additional 1,081,184 shares of common stock at the public offering price of $2.75 per share for additional gross proceeds of $2,973 and net proceeds of $2,766 after deducting underwriting discounts and commission and other offering expenses.
The shares sold in the December 2019 Offering were sold pursuant to a registration statement on Form S-3 that was declared effective by the SEC on July 24, 2019.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Stock Warrants
As of March 31, 2020, warrants to purchase 413,320 shares of common stock at a price of $3.00 per share remain outstanding. The Warrants expire as follows: 163,174 warrants expire on March 27, 2021; 132,884 expire on April 28, 2021; and 117,262 expire on May 3, 2021. The Warrants are classified as a liability which is remeasured each period at fair value. See Note 12, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2020:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2019	$(27)	$(27)
Other comprehensive income (loss) before reclassifications	10	10
Net current period other comprehensive loss	10	10
Balance at March 31, 2020	$(17)	$(17)
9. Equity-Based Compensation
The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 4,600,000 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Company’s Board. The Compensation Committee made the determination to increase the share reserve for the 2017 Equity Incentive Plan by 4,303,463 shares, effective January 1, 2020.
As of March 31, 2020, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 3,127,813.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Research and development expense	$157	$121
General and administrative expense	284	368
	$441	$489
Unamortized equity-based compensation expense at March 31, 2020 was $3,944, which is expected to be amortized over a weighted-average period of 2.8 years.
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

	Three Months Ended March 31,
	2020	2019
Expected term	5.2 to 6.1 years	6.0 to 6.1 years
Risk-free interest rate	1.68%	2.56%
Expected volatility	81.0% to 83.1%; weighted avg. 83.0%	83.2% to 83.4%; weighted avg. 83.4%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the three months ended March 31, 2020 and 2019 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Three months ended March 31, 2020	$1.19 to $2.80; weighted avg. $1.27	$1.19 to $2.80; weighted avg. $1.27
Three months ended March 31, 2019	$2.80	$2.80
The weighted-average grant date fair value of common stock options granted in the three months ended March 31, 2020 and 2019 was $0.89 and $2.01 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2019	5,697,714	$2.34	6.7	$4,625
Granted	1,211,704	1.27
Outstanding - March 31, 2020	6,909,418	$2.15	7.1	$1,492
Exercisable - March 31, 2020	4,164,925	$2.06	5.6	$1,172
Vested and Expected to Vest - March 31, 2020	6,693,125	$2.15	7.0	$1,461

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

10. Income Taxes
Pre-tax income was $1,150 for the three months ended March 31, 2020, which consists entirely of income in the United States. and resulted in no provision for income tax expense during the period then ended since it projects a pre-tax loss for the year ending December 31, 2020. Pre-tax loss was $5,286 for the three months ended March 31, 2019, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the period then ended. The effective tax rate is 0% in each of the three months ended March 31, 2020 and 2019 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
On March 27, 2020,  the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, allows for a five-year carry back of federal net operating losses generated in 2018 through 2020 and removes the 80% taxable income limitation for net operating loss deductions for tax years ending before 2021. While the Company continues to analyze the relevant provisions of the CARES Act, the provisions of the legislation did not have an impact on the Company’s income taxes.
11. Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the three months ended March 31, 2019 were excluded from the diluted loss per share calculation for the three months ended March 31, 2019 because such shares had an anti-dilutive effect due to the net loss reported in that period. Therefore, basic and diluted loss per common share is the same for the three months ended March 31, 2019.
The following is the computation of earnings (loss) per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	1,150	(5,286)

Weighted-average basic common shares outstanding	87,079,160	44,358,000
Dilutive effect of exercise of stock options	1,165,472	—
Weighted-average diluted common shares outstanding	88,244,632	44,358,000

Earnings (loss) per basic common share	$0.01	$(0.12)
Earnings (loss) per diluted common share	$0.01	$(0.12)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The outstanding securities presented below were excluded from the calculation of earnings (loss) per common share for the periods presented, because such securities would have been anti-dilutive due to the Company’s earnings (loss) per share during that period:

	As of March 31,
	2020	2019
Options to purchase common stock	2,924,355	5,125,659
Warrants to purchase common stock	413,320	413,320
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$12,900	$12,900	$—	$—
Short-term investments:
Commercial paper	10,712	—	10,712	—
Corporate notes/bonds	49,859	—	49,859	—
U.S. Treasuries	4,546	—	4,546	—
U.S. Government agency securities	9,106	—	9,106	—
Total financial assets	$87,123	$12,900	$74,223	$—

Liabilities
Common stock warrant liability	$68	$—	$—	$68
Total financial liabilities	$68	$—	$—	$68

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
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at March 31, 2020:

March 31, 2020
Expected term	1.0 years
Risk-free interest rate	0.2%
Expected volatility	84.69%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at March 31, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $18. A 10% change in the estimate of fair value of the common stock at March 31, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $19.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2019	$414
Additions
Gain included in other income (expense), net	(346)
Balance at March 31, 2020	$68
13. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “Assigned Field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2019, all pending patent applications under the Wound Healing License have been abandoned. As of March 31, 2020, the Company has paid to NU an aggregate of $8,198 in consideration of each of the obligations described above.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $25 in each of the three months ended March 31, 2020 and 2019 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 10, 2020, or the Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under the section titled “Risk Factors” in Part II, Item 1A. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

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
The table below sets forth the current status of development of our SNA therapeutic candidates:
___________
(1) In combination with checkpoint inhibitors.
(2) On May 8, 2020, AbbVie Inc. completed the previously announced acquisition of Allergan plc.

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
During the first half of 2019, we opened five clinical trial sites and began dosing patients for the Phase 1b/2 clinical trial. As of April 30, 2020, we had seven clinical trial sites open for enrollment and we expect to open up to 15 sites. The Phase 1b/2 clinical trial is an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral AST-008 injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We are recruiting patients with advanced or metastatic Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, and melanoma. The primary outcome measure is the safety and tolerability of AST-008 alone and in combination with pembrolizumab. Secondary outcomes include the recommended Phase 2 dose and disease assessment with RECIST 1.1.
As of April 30, 2020, we have dosed 20 patients in the Phase 1b stage of the clinical trial and have completed enrollment for the Phase 1b stage of the clinical trial. We have observed no treatment related serious adverse events, or SAEs, to date nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. The most common reported adverse event was injection site reactions. In December 2019, we received preliminary results from the Phase 1b/2 stage of the clinical trial showing potential signs of anti-tumor activity in patients with Merkel cell carcinoma.
In the second quarter of 2020, we plan to begin enrolling patients in the Phase 2 dose expansion phase for intratumoral AST-008 in combination with pembrolizumab or cemiplimab, approved checkpoint inhibitors, to treat two cohorts of patients with advanced or metastatic Merkel cell carcinoma or cutaneous squamous cell carcinoma. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy.
Neurology
We are investigating the utility of our SNA technology for the treatment of neurological conditions and have ongoing research programs underway. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. Nusinersen, marketed by Biogen Inc. as Spinraza®, is a linear nucleic acid therapeutic approved by the FDA in late 2016 for the treatment of spinal muscular atrophy, or SMA. We found that more nusinersen in SNA format compared to nusinersen was retained in the rats’ brain and spinal cord at 24, 72 and 168 hours.
On June 26, 2019, we announced data from a preclinical study we conducted evaluating the biodistribution of SNAs in the non-human primate central nervous system. In this study, 7 mg of radio-labeled SNAs were injected intrathecally into cynomolgus monkeys. The biodistribution of the SNAs was followed for 14 days by PET/CT scans. SNAs were observed throughout the entire brain and were found both in the brain stem as well as inside the brain. High content of SNA was observed in all 46 regions of the brain examined. These key data indicate that the SNA platform may be well-suited for development of new therapeutics directed towards diseases of the central nervous system.

Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of Friedreich’s ataxia, or FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions such as hypertrophic cardiomyopathy, myocardial fibrosis and heart failure. The typical age of onset for FA is between 5 and 15 years. An estimated 5,000 patients in the United States and 15,000 patients worldwide are affected by FA. There are currently no FDA-approved treatments for FA.
We have conducted extensive preclinical research evaluating the suitability of our SNA technology for genetically defined neurological diseases, including efficacy studies in animal models, and biodistribution in rodent and non-human primates. Based on the results, we believe we can target FA at the genetic source and meet an important unmet medical need for FA patients. FA is driven by expansion of guanine-adenine-adenine bases of the DNA sequence, or GAA, triplet repeats in the first intron of frataxin, or FXN, gene. The expanded repeat of FXN forms an intramolecular triple-helix, which impairs transcription and reduces levels of frataxin protein. Our strategy will be to use a genetically-targeted SNA therapy to increase FXN protein. We are designing and developing our FA program, XCUR-FXN, with guidance from and in collaboration with the Friedreich’s Ataxia Research Alliance, or FARA, the non-profit, charitable organization dedicated to accelerating research leading to treatments and a cure for FA. We expect to initiate IND-enabling studies for XCUR-FXN in late 2020.
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
Ophthalmology
We believe that the eye may be an attractive organ for locally-applied SNAs because (i) it is a small and immune-privileged organ, (ii) there are established and non-invasive clinical assessment procedures, and (iii) effective trials can be designed by dosing one eye while using the contralateral eye as a control. We believe that the results of our preclinical studies of SNA technology in the eye may provide proof-of-concept for expansion of our research and development activities into ophthalmological genetic disorders. Our preclinical data indicated that SNAs distributed to both posterior (retinal) and anterior (cornea) ocular structures, exhibited higher distribution and persisted longer compared to linear oligonucleotides, and did not cause inflammation in the eye.
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
In the fourth quarter of 2018, we reported results from our Phase 1 clinical trial of XCUR17. Of the 21 treated patients, we observed that the 11 patients treated with the highest strength of XCUR17 gel had a reduction in redness and improvement in healing as determined by blinded physician assessments. We also observed no adverse safety events and no relevant changes in mean psoriatic infiltrate thickness related to treatment with XCUR17.
In October 2019, at the 15th Annual Meeting of the Oligonucleotide Therapeutics Society, we disclosed biomarker results from the skin biopsies collected from the 21 patients treated in the Phase 1 clinical trial. Clinical observations in this Phase 1 trial correlated with psoriasis-related markers and histological changes from biopsies provided by the patients. In this trial, we observed clinically that XCUR17 had:

•	Resulted in a decrease in the levels of psoriasis and inflammation markers downstream of its target, IL-17RA;

•	Produced a statistically significant reduction in keratin 16 expression, a key marker of psoriasis (p=0.002);

•	Resulted in reductions in the major inflammatory markers beta defensin 4A, interleukin 19, and interleukin 36A versus psoriatic skin at baseline; and

•	Revealed clinical improvements that matched reductions in keratin 16 protein and epidermal thickness.
We believe these findings suggest that SNA-based drugs, such as XCUR17, may address clinical symptoms in patients with inflammatory diseases, such as psoriasis. We currently are not conducting additional clinical activities for XCUR17 and we seek to out-license the XCUR17 program.
Collaboration Programs
Allergan Collaboration Agreement
On November 13, 2019, we entered into a Collaboration, Option and License Agreement, or Allergan Collaboration Agreement, with a wholly-owned subsidiary of Allergan plc, Allergan Pharmaceuticals International Limited, or Allergan. On May 8, 2020, Allergan plc, including Allergan, was acquired by AbbVie Inc., or AbbVie. Accordingly, all references to “Allergan” in the defined terms including, but not limited to, “Allergan,” “Allergan Collaboration Agreement,” “Allergan R&D Services” and “Allergan JDC Services,” should be read and construed as references to AbbVie. Pursuant to the Allergan Collaboration Agreement, we granted to Allergan exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders. Under each such license, we grant to Allergan exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics.
Under the terms of the Allergan Collaboration Agreement, we received an upfront payment of $25.0 million, and, if Allergan exercises any of its option rights during the initial option exercise period for each such option, Allergan will pay us an option exercise fee equal to $10.0 million for each exercised option. Allergan may extend an option exercise period beyond the applicable initial exercise period for a particular program for an additional fee.
If Allergan exercises an option for a program, we are eligible to receive up to an aggregate of $55.0 million for development milestone payments and $132.5 million for product approval and launch milestones, per program. We are also eligible to receive up to $175.0 million in sales milestone payments, on a program-by-program basis, based on aggregate worldwide sales. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern University, or Northwestern, upon receipt, pursuant to our existing license agreements with Northwestern.
Dermelix Collaboration Agreement
On February 17, 2019, we entered into a License and Development Agreement, or Dermelix License Agreement, with DERMELIX, LLC, d/b/a Dermelix Biotherapeutics, or Dermelix. Under the terms of the Dermelix License Agreement, Dermelix licensed worldwide rights to research, develop, and commercialize our technology for the treatment of Netherton Syndrome, or NS, and, at Dermelix’s option, up to five additional rare skin indications.
Pursuant to the terms of the Dermelix License Agreement, we and Dermelix have agreed to initially develop a targeted therapy for the treatment of NS. NS is a rare and severe autosomal recessive disorder caused by loss-of-function mutations in the SPINK5 gene, which encodes the serine protease inhibitor LEKTI involved in skin barrier function. NS affects approximately one in 200,000 children born each year, and is characterized by severely inflamed, red, scaled, itchy skin, and patients are at increased risk of mortality in the first year of life due to recurrent infections and dehydration as a result of the impaired skin barrier. Currently, there are no approved treatments for NS patients and off-label use of standard of care treatments are of limited utility.
Under the terms of the Dermelix License Agreement, we received an upfront payment of $1.0 million at closing of the transaction and will receive an additional $1.0 million upon the exercise of each of the five options granted to Dermelix. We will be responsible for conducting the early-stage development for each indication up to IND enabling toxicology studies. Dermelix will assume subsequent development, commercial activities and financial responsibility for such indications. Dermelix will pay the costs and expenses of development and commercialization of any licensed products under the Dermelix License Agreement, including our expenses incurred in connection with development activities and in accordance with the development budget. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, we are eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, we will receive low double-digit royalties on annual net sales for SNA therapeutics developed.
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and primarily all of our $26.0 million in revenue since inception through March 31, 2020 has been earned through our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue Collaboration Agreement, our research collaboration license and option agreement with Allergan, as a primary contractor or as a subcontractor on government grants, or through our research collaboration license and option agreement with Dermelix.
Since our inception, we have primarily funded our operations through sales of our securities and collaborations. Through March 31, 2020, we have raised net proceeds of $190.1 million from the sale of common stock and preferred stock. We have also received $36.0 million in upfront payments under our current collaborations, including an upfront payment of $25.0 million we received in November 2019 in connection with the Allergan Collaboration Agreement and an upfront payment of $1.0 million we received in February 2019 in connection with the Dermelix Collaboration Agreement. As of March 31, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $100.0 million.
Since our inception, we have incurred significant operating losses. As of March 31, 2020, we have generated an accumulated deficit of $99.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•continue to advance AST-008 through clinical development for immuno-oncology applications;
•continue research and development of XCUR-FXN and other neurological therapeutic candidates;

•	advance our SNA platform in dermatological indications with suitable collaboration partners;

•	initiate research and development, preclinical studies and clinical trials for any additional therapeutic candidates that we may pursue in the future;
•advance other therapeutic candidates through preclinical and clinical development;
•increase our research and development activities to enhance our technology;

•	continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies and clinical trials;
•seek regulatory approval for our therapeutic candidates that successfully complete clinical trials;
•maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other approved drugs, drug candidates or technologies;

•	hire additional operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•incur additional costs associated with operating as a public company.
We have not generated any revenue from commercial drug sales nor do we expect to generate substantial revenue from product sales unless and until or until we successfully complete development and obtain regulatory approval of and commercialize one or more of our therapeutic candidates. We do not anticipate generating revenue from drug sales for the next several years, if ever. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Other sources of revenue could include a combination of research and development payments, license fees and other upfront payments, milestone payments, and royalties in connection with our current and any future collaborations and licenses. Until such time, if ever, that we generate revenue from whatever source, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our therapeutic candidates.
Recent Developments
COVID-19 Business Update
With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we have been closely monitoring the developments and have taken active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. On March 21, 2020, Governor Pritzker of Illinois announced a “stay-at-home” order restricting all Illinois residents to their homes, with few limited exceptions, which has subsequent been extended through May 2020. However, the Governor also designated certain businesses, such as biotechnology companies, as “essential” businesses, thereby permitting us to continue our R&D operations.

Business and R&D operations
Under social distancing guidelines for COVID-19, we are typically operating with less than 50% of our R&D staff on-site at any one time. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Our office and general and administrative team has been working from home. Our preclinical development program in FA is ongoing and we continue to expect that IND-enabling studies for XCUR-FXN will begin in late 2020. We also continue to progress our collaborations with Allergan and Dermelix. However, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our preclinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Our principal accounting systems are cloud-based and have been fully operational during the stay at home order. We believe that all of our fundamental internal control disciplines are being maintained despite work being conducted from our employees’ homes.
Supply chain
We are working closely with our third-party manufacturers and other partners to manage our supply chain activities and mitigate potential disruptions as a result of the COVID-19 pandemic. We have observed minor delays in receipt of key chemicals, reagents and materials as certain manufacturers have had supply disruptions, related to the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and our clinical supply, which would adversely impact our preclinical and clinical development activities.
Clinical operations
We have one active clinical program, AST-008. We have completed enrollment for the Phase 1b stage of the clinical trial and are preparing to begin the Phase 2 dose expansion phase in patients with advanced or metastatic Merkel cell carcinoma or cutaneous squamous cell carcinoma. At this time, and given the severity of both of these indications, we continue to believe that we will begin enrolling patients in the Phase 2 dose expansion phase of the trial as expected in the second quarter of 2020. We continue to be in close communication with the seven clinical sites currently open and, among other things, have confirmed that AST-008 is available for conduct of the trial at each of the sites.
We remain committed to maintaining our development plans for AST-008 and continue to monitor and manage the rapidly evolving situation. We have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Should the COVID-19 pandemic continue, our ability to maintain patient enrollment could be negatively impacted. We could also see an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Liquidity and capital resources
As of March 31, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $100.0 million, which we believe provides operating cash to fund our current operations until early 2022. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
New corporate headquarters
On February 28, 2020, we entered into a lease agreement for approximately 30,000 square feet of laboratory and office space in Chicago, Illinois. We intend to move our corporate headquarters and research facility to these premises upon occupancy, which is expected to occur in June of 2020.
Segment Reporting
We view our operations and manage our business as one segment, which is the discovery, research and development of treatments based on our SNA technology.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions, including uncertainty in the current economic environment due to the recent outbreak of COVID-19.
Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies from those which were discussed in our Annual Report.
Recently adopted accounting pronouncements
None.
Recent accounting pronouncements not yet adopted
Refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for a description of recently accounting pronouncements not yet updated.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	Change
Revenue:
Collaboration revenue	$9,183	$25	$9,158	36,632%
Total revenue	9,183	25	9,158	36,632%
Operating expenses:
Research and development expense	6,075	3,395	2,680	79%
General and administrative expense	2,574	2,208	366	17%
Total operating expenses	8,649	5,603	3,046	54%
Operating loss	534	(5,578)	6,112	(110)%
Other income (expense), net:
Dividend income	39	105	(66)	(63)%
Interest income	360	1	359	35,900%
Interest expense	(128)	(183)	55	(30)%
Other income (expense), net	345	369	(24)	(7)%
Total other income (expense), net	616	292	324	111%
Net income (loss)	$1,150	$(5,286)	$6,436	n/m
Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	Change
Collaboration revenue:
Allergan Collaboration Agreement	$9,116	$—	$9,116	n/m
Dermelix Collaboration Agreement	67	25	42	168%
Total collaboration revenue	$9,183	$25	$9,158	36,632%
Total revenue	$9,183	$25	$9,158	36,632%
We received collaboration revenue in the amount of $9.2 million during the three months ended March 31, 2020, which is primarily related to activities performed under the Allergan Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the Allergan Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the Allergan Collaboration Agreement. At March 31, 2020, deferred revenue under the Allergan Collaboration Agreement was $15.7 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the Allergan Collaboration Agreement. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the Allergan Collaboration Agreement.
The collaboration revenue during the three months ended March 31, 2020 also included $0.1 million related to the reimbursable research and development activities performed under the Dermelix Collaboration Agreement, for which related costs are presented on a gross basis in the accompanying unaudited condensed consolidated statement of operations. We expect to incur additional early stage development costs under the Dermelix Collaboration Agreement in 2020 and expect to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration Agreement. We will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	Change
Platform and discovery-related expense	2,681	$1,137	$1,544	136%
Clinical development programs expense	1,537	935	602	64%
Employee-related expense	1,494	1,026	468	46%
Facilities, depreciation, and other expenses	363	297	66	22%
Total research and development expense	$6,075	$3,395	$2,680	79%

Full time employees	36	19	17
Research and development expense was $6.1 million for the three months ended March 31, 2020, reflecting an increase of $2.7 million, or 79%, from research and development expense of $3.4 million for the three months ended March 31, 2019. Since March 31, 2019, we have increased our full-time employee staffing in R&D from 19 to 36 at March 31, 2020. The increase in research and development expense for the three months ended March 31, 2020 of $2.7 million reflects this increased staffing level and the related increase in research and development activities, in addition to the growth in clinical trial activities. More specifically, the increase in research and development expense for the three months ended March 31, 2020 of $2.7 million was primarily due to higher platform and discovery-related expense of $1.5 million, a net increase in costs related to our clinical development programs of $0.6 million, higher employee-related expenses of $0.5 million, and higher facilities, depreciation, and other expenses in the amount of $0.1 million.
The increase in platform and discovery-related expense of $1.5 million is mostly due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to the Allergan Collaboration Agreement, our FA program, XCUR-FXN, and our discovery efforts for other drug candidates for neurology and ophthalmology, partially offset by lower intellectual property costs.
The net increase in clinical development programs expense for the three months ended March 31, 2020 of $0.6 million was primarily due to manufacturing costs in connection with the initiation of the upcoming Phase 2 phase of our Phase 1b/2 clinical trial for AST-008 and other higher clinical trial expenses, partially offset by lower clinical trial expenses for XCUR17.
The increase in employee-related expense for the three months ended March 31, 2020 of $0.5 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2020 for existing employees and higher recruiting costs. The increase in facilities, depreciation, and other expenses for the three months ended March 31, 2020 of $0.1 million was mostly due to higher depreciation expense in connection with the acquisition of additional scientific equipment that was placed in service during the period.
We expect our research and development expenses to increase in 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	Change
General and administrative expense	$2,574	$2,208	366	17%
Full time employees	7	7	—
General and administrative expense was $2.6 million for the three months ended March 31, 2020, representing an increase of $0.4 million, or 17%, from $2.2 million for the three months ended March 31, 2019. The increase for the three months ended March 31, 2020 is mostly due to higher legal and accounting costs associated with operating as a public company, higher investor relations costs, and higher D&O insurance expense, partially offset by lower stock-based compensation expense and travel costs.
Interest income
The increase in interest income of $0.4 million in the three months ended March 31, 2020 as compared to the same period in the prior year was the result of higher average balances invested in available for sale securities as compared to the prior-year period.
Liquidity and Capital Resources
As of March 31, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $100.0 million, which we believe provides operating cash to fund our current operations until early 2022. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
In March 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration is approximately $31.3 million.
On January 6, 2020, we sold 1,081,184 shares of our common stock at a price of $2.75 per share pursuant to the exercise of the underwriters’ option to purchase additional shares at the public offering price in connection with the December 2019 Offering. We received gross proceeds of $3.0 million before deducting underwriting discounts and commissions and offering expenses of $0.2 million in January 2020 in connection with the December 2019 offering.
Similar to other development stage biotechnology companies, we have not generated any revenue since inception. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of March 31, 2020, we have generated an accumulated deficit of $99.0 million.

See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
	(unaudited)
Net cash used in operating activities	$(7,847)	$(4,012)
Net cash used in investing activities	(12,503)	(8)
Net cash used in financing activities	(2,333)	(52)
Net decrease in cash, cash equivalents, and restricted cash	$(22,683)	$(4,072)
Operating activities
Net cash used in operating activities was $7.8 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash used in operating activities for the three months ended March 31, 2020 of $3.8 million was primarily due higher cash used for working capital and the absence of the $1.0 million upfront payment in connection with the Dermelix Collaboration Agreement that was received in the three months ended March 31, 2019.
Investing activities
Net cash used in investing activities was $12.5 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash used in investing activities of $12.5 million was primarily due to the purchase, net of maturities, of available-for-sale securities of $11.9 million as well as the purchase of scientific equipment of $0.6 million.
Financing activities
Net cash used in financing activities of $2.3 million for the three months ended March 31, 2020 is primarily due the repayment of the Hercules loan in the amount of $5.0 million upon the loan’s maturity, partially offset by the net proceeds from the sale of shares of our common stock in the amount of $2.8 million pursuant to the partial exercise of the option to purchase additional shares by the underwriters from our December 2019 financing.
Hercules Loan and Security Agreement
On March 2, 2020, pursuant to the terms of the loan agreement with Hercules Technology Growth Capital, or Hercules, and subsequent amendments thereto, or Hercules Loan Agreement, we repaid all remaining outstanding obligations under the Hercules Loan Agreement, to include the outstanding principal balance of $5.0 million and a deferred end of term fee of $0.1 million. As a result, Hercules no longer has a security interest in any of our assets.
Funding Requirements
We expect that our primary uses of capital will continue to be third-party clinical and research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the terms and timing of any other collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential therapeutic candidates;

•	the effects of health epidemics, including the global COVID‑19 pandemic, on our operations or the business or operations of our CROs or other third parties with whom we conduct business;

•	the number and characteristics of therapeutic candidates that we pursue;

•	the progress, costs and results of our preclinical studies and clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	unknown legal, administrative, regulatory, accounting, and information technology costs as well as additional costs associated with operating as a public company;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs and timing of procuring clinical and commercial supplies of our therapeutic candidates;

•	the extent to which we acquire or in-license other therapeutic candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, therapeutic candidates or technologies.
Based on our current operating plans, we believe that our existing working capital at March 31, 2020 is sufficient to fund our operations into early 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development efforts or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our Annual Report, other than the following:
New corporate headquarters
During the quarter ended March 31, 2020, we entered into a new lease signed in February 2020 to secure approximately 30,000 square feet of office and laboratory space at 2430 N. Halsted St., Chicago, Illinois. The Chicago Lease commences on the date on which the premises leased thereunder are ready for occupancy and expires 10 years from the commencement date for the initial term with Exicure having the option to renew for two additional successive periods of five years each.

Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
JOBS Act
In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted by the federal government. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
In addition, as an emerging growth company, we will not be required to provide an auditor’s attestation report on our internal control over financial reporting in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act.
In addition, we are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.
In addition to other information contained in this Quarterly Report on Form 10-Q, the following risks should be considered in evaluating our business and future prospects and an investment in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Business
We are a clinical-stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of March 31, 2020, we have generated an accumulated deficit of $99.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Further, the U.S. Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities have limited experience with SNA-based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize SNA-based therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our therapeutic candidates. We and any current or future collaborators may never receive approval to market and commercialize any therapeutic candidate. Even if we or a future collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our SNA technology proves to be ineffective, unsafe or commercially unviable, our technology and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2020, we had $25.8 million in cash, cash equivalents, and restricted cash and $74.2 million in short-term investments. Based on our current operating plans, we believe that existing working capital at March 31, 2020 is sufficient to fund our operations into early 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our collaboration, option, and license agreement with Allergan plc, or Allergan, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix LLC, or Dermelix, or as a primary contractor or as a subcontractor on government grants, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.
Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 coronavirus pandemic, in regions where we or third parties on which we rely have business operations and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.
The recent outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, has negatively impacted and could continue to negatively impact the global economy. Our business and operations could be adversely affected by the effects of health epidemics, including the recent and ongoing COVID-19 pandemic, on our business activities performed by us or by third parties with whom we conduct business, including our third party manufacturers, contract research organizations, or CROs, shippers and others. Such effects could be more pronounced in regions where we have concentrations of clinical trial sites or other business operations. Our company headquarters is located in Skokie, Illinois, our CROs are located globally, and our substance and drug product manufacturers are located in the United States and Europe.
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, the Governor of Illinois issued a shelter-in-place order pursuant to which all individuals living in the State of Illinois were ordered to stay at home, subject to certain exceptions, until May 30, 2020. The Illinois executive order contains certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the executive order clarifies that biotechnology companies like us (including operations, research and development, manufacture and supply chain) are considered essential and exempt.
In response to these public health directives and orders and to ensure the safety and wellbeing of our employees, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Under social distancing guidelines for COVID-19, we are typically operating with less than 50% of our R&D staff on-site at any one time. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Our office and general and administrative team has been working from home. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories and facilities which have been organized to reduce risk of COVID-19 transmission.
The regions in which we operate are currently being affected by COVID-19. Further, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by COVID-19. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities and CROs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, our clinical trials may involve immunocompromised patients who are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high risk areas.
The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines (for example, our timelines for any of our product candidates), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•
delays or difficulties in enrolling or maintaining patients in our clinical trials, including patients who may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;

•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or being unable to visit clinical trial locations;

•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff who may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state;

•
delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;

•
diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, and because, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•
interruption of our key clinical trial activities , such as clinical assessments at pre-specified timepoints during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by governmental entities, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•
interruption or delays in the operations of the FDA, European Medicines Agency and comparable foreign regulatory agencies or their refusal to accept data from clinical trials in affected geographies, which may impact approval timelines;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

For our clinical trials that we might conduct at sites outside the United States, in addition to the risks listed above, we may also experience the following adverse impacts, particularly in countries which are experiencing heightened impact from the COVID-19 pandemic:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;

•
changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	the refusal of the FDA to accept data from clinical trials in these affected geographies.
The spread of COVID-19, which has caused broad global impact, may materially affect us economically. The trading price for our shares as well as the trading prices of other biopharmaceutical companies, as well as the broader equity and debt markets overall, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on U.S. economic activities. Although the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, even after the COVID-19 pandemic has subsided, a recession or market correction that has occurred or may occur in the future because of the COVID-19 could materially affect our business and the value of our common stock.
The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus or a similar pandemic will impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak, limitations on our ability to conduct our business in the ordinary course, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions for us, our third party contractors and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The ultimate impact of the COVID-19 pandemic or a similar health pandemic is highly uncertain and subject to change; we continue to monitor the COVID-19 situation closely.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the eligibility criteria for, and design of, the trial in question;

•	the perceived risks and benefits of the product candidate under study;

•	competition in recruiting and enrolling patients in clinical trials;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	delays or difficulties due to the recent COVID-19 pandemic.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. We may encounter difficulties and/or delays in completing our planned enrollments. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, or the inability to complete development of our product candidates, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.
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

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	whether or not any of our therapeutic candidates receives regulatory approval, market acceptance and demand for such therapeutic candidates;

•	regulatory developments affecting our therapeutic candidates or those of our competitors; and

•	changes in general economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID-19 pandemic.
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
We rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials for our therapeutic candidates. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources away from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
In addition, the operations of our CROs may be constrained or disrupted by the recent COVID-19 pandemic. Clinical site closure and other activities that require visits to clinical sites, have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.
If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
If our relationships with our manufacturers, suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Further, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide-based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Stoke Therapeutics, Inc., Neubase Therapeutics, Inc., Idera Pharmaceuticals, Inc., and Checkmate Pharmaceuticals, Inc. These and other competitors compete with us in recruiting scientific and managerial talent, and for funding from pharmaceutical companies.
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
We will continue to increase the size of our organization, and we may experience difficulties in managing growth.
As of March 31, 2020, we had 43 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•	managing our internal development efforts effectively, including the clinical, FDA and EMA review processes for our product candidates; and

•	improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
If we are not able to effectively expand our organization by hiring new employees, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA, the Centers for Medicare & Medicaid Services, or CMS, the

Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, or other agency regulations, applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, or provide accurate information to any governmental authorities, such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us.
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
As of March 31, 2020, we had $25.8 million in cash, cash equivalents, and restricted cash and $74.2 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we are carefully monitoring any impact to our internal controls and procedures.

If we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities.

Risks Related to Intellectual Property
If we are not able to obtain and enforce patent protection for our technology or therapeutic candidates, development and commercialization of our therapeutic candidates may be adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2020, our patent portfolio consists of over 90 issued patents and allowed patent applications and over 115 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We have licensed certain intellectual property from Northwestern University pursuant to the Northwestern University License Agreements. The Northwestern University License Agreements indicate that the rights licensed to us by Northwestern University are subject to the obligations to and the rights of the U.S. government, including those set forth in the Bayh-Dole Act of 1980, or Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future therapeutics based on the licensed Northwestern University intellectual property. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” While the

U.S. government has sparingly used, and to the Company’s knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.
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
We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA as well as foreign regulatory authorities, such as the EMA and European Union national competent authorities. The time required to obtain FDA and foreign regulatory approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the therapeutic candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in the policy of the FDA or foreign regulatory authorities during the period of therapeutic development, clinical trials and regulatory review by the FDA or foreign regulatory authorities. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign laws, regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. In addition, unfavorable changes in our industry or the global economy, including as a result of the recent COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned.
Because the therapeutics we are developing may represent a new class of therapeutic, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these therapeutics. While we believe the therapeutic candidates that we are currently developing are regulated as new drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA could decide to regulate them or other therapeutics we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our therapeutic candidates.
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
Although we do not currently have any products on the market, our current and future business operations may subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell or distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

•
HIPAA includes a fraud and abuse provision sometimes referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program (i.e., not just federal healthcare programs), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA, as amended by the HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•
the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and U.S. teaching hospitals with limited exceptions. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•
analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.

If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including significant civil, criminal and/or administrative penalties, damages, fines, individual imprisonment, disgorgement, possible exclusion from government healthcare reimbursement programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.
Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including significant civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
Under the Medicaid Drug Rebate Statute, a manufacturer must participate in the Medicaid Drug Rebate Program in order to receive payment for its covered outpatient drugs under Medicare Part B (the Medicare program that generally covers physician-administered, outpatient drugs).  42 U.S.C. § 1396r-8(a)(1). In addition, manufacturers who participate in the Medicaid Drug Rebate Program are also required to (1) sign the Pharmaceutical Pricing Agreement and participate in the 340B Drug Pricing Program, and (2) sign the VA Master Agreement for inclusion of the manufacturer’s drugs on the Federal Supply Schedule, or FSS. Id. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities eligible to participate in the program. Average prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of therapeutics from countries where they may be sold at lower prices than in the U.S. Self-administered therapeutics are typically reimbursed under Medicare Part D, and therapeutics that are administered in an inpatient hospital setting are typically reimbursed under Medicare Part A under a bundled payment. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our therapeutics in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.
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

Separately, pursuant to the health reform legislation and related initiatives, CMS is working with various healthcare providers to develop, refine, and implement Accountable Care Organizations, or ACOs, and other innovative models of care for Medicare and Medicaid beneficiaries, including the Bundled Payments for Care Improvement Initiative, the Financial Alignment Initiative Demonstration, and other models. The continued development and expansion of ACOs and other innovative models of care will have an uncertain impact on any future reimbursement we may receive for approved therapeutics administered by such organizations.
There remain judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump Administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Further, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place. This includes reductions to Medicare payments to providers of 2% per fiscal year, that began in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.

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
Risks Related to Ownership of Our Common Stock
An active trading market for our common stock may not develop or be sustainable. If an active trading market does not develop, investors may not be able to resell their shares at or above the price for which they were purchased and our ability to raise capital in the future may be impaired.
Our common stock began trading on the Nasdaq Capital Market on July 31, 2019. Although our common stock is listed on the Nasdaq Capital Market, an active trading market for our shares may never develop or, if developed, be maintained. If an active market for our common stock does not develop or is not maintained, it may be difficult for investors to sell shares without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
The market price of our common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them.
Since July 31, 2019, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by a variety of factors, including the other risks described in this section titled “Risk Factors” and the following:

•	the success of competitive therapeutics or technologies;

•	results of our preclinical studies and clinical trials of our therapeutic candidates, or those of our competitors, or any current or future collaborators;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our therapeutics;

•	introductions and announcements of new therapeutics by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our therapeutics, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, therapeutics or therapeutic candidates;

•	developments concerning any current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our therapeutics;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock and overall fluctuations in U.S. equity markets, including as a result of the recent COVID-19 pandemic;

•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	general economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID-19 pandemic.
In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors, such as those related to recent COVID-19 pandemic, may seriously harm the market price of our common stock, regardless of our operating performance.
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on December 23, 2019, we completed the sale of 10,000,000 shares of our common stock in the December 2019 Offering and on August 2, 2019 we completed the sale of 31,625,000 shares of our common stock in the August 2019 Offering. The issuance of shares in both the December 2019 Offering and August 2019 Offering were pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the December 2019 Offering (inclusive of the exercise of the underwriters’ option in January 2020 to purchase additional shares at the public offering price in connection with the December 2019 Offering) is approximately $31.3 million. The issuance of the shares pursuant to the December 2019 Offering and the August 2019 Offering and/or the resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the December 2019 Offering or the August 2019 Offering or an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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
Based on the beneficial ownership of our common stock as of March 31, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 45% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the Board to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined organization voting stock from merging or combining with the combined organization. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of management.
Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.
Our corporate documents and the DGCL contain provisions that may enable our Board to resist a change in control of us even if a change in control were to be considered favorable by our stockholders. These provisions:

•	stagger the terms of our Board and require 66 and 2/3% stockholder voting to remove directors, who may only be removed for cause;

•	authorize our Board to issue “blank check” preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;

•	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholders’ meetings;

•	prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent;

•	require 66 and 2/3% stockholder voting to effect certain amendments to our certificate of incorporation and bylaws; and

•	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	8-K	3.3	10/02/17	000-55764

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1*	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exicure, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2020

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)