Form 10-Q
period 2020-06-30
EXICURE, INC.
filed 2020-08-12
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
2430 N. Halsted St.
Chicago, IL 60614
(Address of principal executive offices)
8045 Lamon Avenue
Suite 410
Skokie, IL 60077
(Former address of principal executive offices, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 10, 2020, there were 87,228,586 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:
•our expectations regarding the impact of the ongoing coronavirus 2019, or COVID-19, pandemic including the expected duration of disruption and immediate and long-term delays, interruptions or other adverse effects to clinical trials, and patient enrollment and clinical activation, delays in regulatory review, preclinical research and development (“R&D”), collaboration and partnership programs, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy overall, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations;

•our estimates of expenses, ongoing losses, future revenue and capital requirements, including our expectations relating to our needs for additional financing;
•the initiation, timing, progress and results of our current and future preclinical studies, clinical trials, collaboration and partnership programs, including our ongoing clinical trials and any planned clinical trials for cavrotolimod (AST-008) or any of our product candidates, and the research and development programs we pursue;
•our ability to advance our product candidates into, and successfully complete, clinical trials;
•the timing and likelihood of regulatory filings for our current and future product candidates including any Investigational New Drug, or IND, application, Investigational Medicinal Product Dossier, or IMPD, Clinical Trial Application, or CTA, New Drug Application, or NDA, or other regulatory submissions;
•our ability to obtain and maintain regulatory approval of our product candidates in the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of an approved drug or therapy;
•the size and growth potential of the markets for our product candidates, if approved, and the rate and degree of market acceptance of our product candidates, including reimbursement that may be received from payors;
•the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others or voluntarily adopted in connection with the ongoing COVID-19 pandemic;
•our dependence on current and future collaborators for advancement of therapeutic candidates pursuant to the terms of such collaborations, including ability to obtain and maintain regulatory approval and commercialization, if approved;
•the status of clinical trials, development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;

•our receipt and timing of any milestone payments or royalties under any current or future research collaboration and license agreements or arrangements;
•our ability to identify and develop therapeutic candidates for treatment of additional disease indications;
•the rate and degree of market acceptance of any approved therapeutic candidates;
•the commercialization of any approved therapeutic candidates;
•the implementation of our business model and strategic plans for our business, technologies and therapeutic candidates;
•our ability to obtain additional funds for our operations;
•our ability to obtain and maintain intellectual property protection for our technologies and therapeutic candidates and our ability to operate our business without infringing the intellectual property rights of others;
•our reliance on third parties to conduct our preclinical studies and clinical trials;
•our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial supplies;
•our expectations regarding our ability to attract and retain qualified key management and technical personnel;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act;
•statements regarding our internal controls;
•the impact of government laws and regulations as well as developments relating to our competitors or our industry; and
•other factors that may impact our financial results.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$17,198	$48,460
Short-term investments	68,579	62,326
Accounts receivable	21	16
Unbilled revenue receivable	3	19
Prepaid expenses and other assets	3,588	1,955
Total current assets	89,389	112,776
Property and equipment, net	4,464	2,099
Other noncurrent assets	2,266	388
Total assets	$96,119	$115,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,965
Accounts payable	1,540	1,814
Accrued expenses and other current liabilities	1,947	2,435
Current portion of deferred revenue	10,880	21,873
Total current liabilities	14,367	31,087
Common stock warrant liability, noncurrent	—	414
Deferred revenue, noncurrent	—	2,956
Other noncurrent liabilities	—	59
Total liabilities	$14,367	$34,516

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 87,206,346 issued and outstanding, June 30, 2020; 86,069,263 issued and outstanding, December 31, 2019	9	9
Additional paid-in capital	165,863	162,062
Accumulated other comprehensive income (loss)	338	(27)
Accumulated deficit	(84,458)	(81,297)
Total stockholders' equity	81,752	80,747
Total liabilities and stockholders’ equity	$96,119	$115,263
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$4,847	$434	$14,030	$459
Total revenue	4,847	434	14,030	459
Operating expenses:
Research and development expense	7,008	3,433	13,083	6,828
General and administrative expense	2,229	1,985	4,803	4,193
Total operating expenses	9,237	5,418	17,886	11,021
Operating loss	(4,390)	(4,984)	(3,856)	(10,562)
Other income (expense), net:
Dividend income	4	82	43	187
Interest income	267	1	627	2
Interest expense	—	(203)	(128)	(386)
Other income (expense), net	(192)	(116)	153	253
Total other income (expense), net	79	(236)	695	56
Net loss	$(4,311)	$(5,220)	$(3,161)	$(10,506)

Basic and diluted loss per common share	$(0.05)	$(0.12)	$(0.04)	$(0.24)
Weighted-average basic and diluted common shares outstanding	87,174,533	44,368,174	87,126,847	44,363,115
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(4,311)	$(5,220)	$(3,161)	$(10,506)
Other comprehensive income, net of taxes
Unrealized gains on available for sale securities, net of tax	355	—	365	—
Other comprehensive income	355	—	365	—
Comprehensive loss	$(3,956)	$(5,220)	$(2,796)	$(10,506)
         See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Equity-based compensation	—	—	441	—	—	441
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	10	10
Net income	—	—	—	1,150	—	1,150
Balance at March 31, 2020	87,150,447	$9	$165,269	$(80,147)	$(17)	$85,114
Exercise of options	55,899	—	50	—	$—	50
Equity-based compensation	—	—	544	—	—	544
Other comprehensive income, net	—	—	—	—	355	355
Net loss	—	—	—	(4,311)	—	(4,311)
Balance at June 30, 2020	87,206,346	$9	$165,863	$(84,458)	$338	$81,752

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$—	$20,952
Equity-based compensation	—	—	489	—	—	489
Net loss	—	—	—	(5,286)	—	(5,286)
Balance at March 31, 2019	44,358,000	$4	$76,431	$(60,280)	$—	$16,155
Exercise of options	11,790	—	17	—	$—	17
Equity-based compensation	—	—	439	—	—	439
Net loss	—	—	—	(5,220)	—	(5,220)
Balance at June 30, 2019	44,369,790	$4	$76,887	$(65,500)	$—	$11,391

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,161)	$(10,506)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	335	174
Equity-based compensation	985	928
Amortization of long-term debt issuance costs and fees	35	86
Other	356	36
Change in fair value of warrant liabilities	(157)	(256)
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	11	3
Prepaid expenses and other current assets	(1,551)	(257)
Other noncurrent assets	(1,034)	112
Accounts payable	22	403
Accrued expenses and other current liabilities	(647)	(66)
Deferred revenue	(13,949)	541
Other noncurrent liabilities	(59)	(194)
Net cash used in operating activities	(18,814)	(8,996)
Cash flows from investing activities:
Purchase of available for sale securities	(38,072)	—
Proceeds from sale or maturity of available for sale securities	32,103	—
Capital expenditures	(2,996)	(62)
Net cash used in investing activities	(8,965)	(62)
Cash flows from financing activities:
Proceeds from common stock offering	2,973	—
Proceeds from exercise of common stock options	50	17
Repayment of long-term debt	(4,999)	—
Payment of long-term debt fees and issuance costs	(100)	(52)
Payment of common stock financing costs	(207)	—
Net cash used in financing activities	(2,283)	(35)

Net decrease in cash, cash equivalents, and restricted cash	(30,062)	(9,093)
Cash, cash equivalents, and restricted cash - beginning of period	48,460	26,268
Cash, cash equivalents, and restricted cash - end of period	$18,398	$17,175

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Debt fees (accrued expenses)	$—	$100
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	60	14
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$17,198	$48,460
Restricted cash included in other noncurrent assets	1,200	—
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$18,398	$48,460
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid (“SNA”) technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. The Company believes that the design of its SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company is working to advance its SNA therapeutic candidates through multiple clinical trials, including the ongoing Phase 1b/2 clinical trial of cavrotolimod (AST-008) in cancer patients.
The Company believes that one of the key strengths of its proprietary SNAs is that they have the potential to enter a number of different cells and organs. The Company has shown in clinical and preclinical studies that SNAs may have therapeutic potential in immunoncology and dermatology. In addition, the Company has shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, the Company has expanded its pipeline into neurology, and has conducted early stage research activities in ophthalmology, pulmonology, and gastroenterology.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company” and “Exicure” refer to Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s routine communication to address employee and business concerns and providing frequent updates to the Company’s board of directors (the “Board”). As of July 1, 2020, the Company took occupancy of approximately 30,000 square feet of laboratory and office space in its new headquarters in Chicago, Illinois. Since then, the Company has operated under COVID-19 social distancing guidelines and has generally operated with 100% of its R&D staff on-site. The Company’s office and general and administrative team continues to work predominantly from home. The Company’s preclinical development program in Friedreich’s ataxia (“FA”) is ongoing and it continues to expect that IND-enabling studies for the Company’s FA therapeutic candidate, XCUR-FXN, will begin in late 2020. The Company also continues to progress its collaborations with Allergan Pharmaceuticals International Limited (“Allergan”) and DERMELIX, LLC, d/b/a Dermelix Biotherapeutics (“Dermelix”). However, if the COVID-19 pandemic continues to persist for an extended period of time, the Company could experience significant disruptions to its preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company anticipates that the COVID-19 pandemic may have an impact on the clinical development timelines for its cavrotolimod (AST-008) clinical program. The extent to which the COVID-19 pandemic will impact the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration or spread of the pandemic, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, travel restrictions, quarantines, social distancing, phased re-openings and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Liquidity Risk
As of June 30, 2020, the Company has generated an accumulated deficit of $103,295 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at June 30, 2020 is sufficient to fund the Company for at least the next 12 months. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. The Company has historically principally raised capital through the sale of its securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. The Company believes raising capital in the current market could be very difficult for early stage biotech companies like Exicure. If the disruption continues to persist and deepens, the Company could experience an inability to access additional capital, which could in the future negatively affect its operations.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, the interim condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019, the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the six months ended June, 2020 and 2019, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, and the results of its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

of results to be expected for the year ending December 31, 2020, or any other interim periods, or any future year or period.
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
Recently Adopted Accounting Pronouncements
None.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13). ASU 2016-13 is a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. ASU 2016-13 requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. ASU 2016-13 also requires enhanced disclosure of credit risk associated with financial assets. The effective date of ASU 2016-13 was deferred by ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)—Effective Dates to the annual period beginning after December 15, 2022 for companies that (i) meet the definition of an SEC filer and (ii) are eligible as “smaller reporting companies” as such term is defined by the SEC, with early adoption permitted. The Company is currently assessing the impact of adoption of ASU 2016-13 to its consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Collaborative Research and License Agreements
Allergan Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “Allergan Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan, was acquired by AbbVie Inc. (“AbbVie”). Accordingly, all references to “Allergan” in the defined terms including, but not limited to, “Allergan,” “Allergan Collaboration Agreement,” “Allergan R&D Services” and “Allergan JDC Services,” should be read and construed as references to AbbVie. Pursuant to the Allergan Collaboration Agreement, the Company granted to Allergan exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, a “Collaboration Program”). Under each such license (obtained in connection with the exercise of an Option, as defined and discussed further below), the Company would grant to Allergan exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the Allergan Collaboration Agreement, the Company will use commercially reasonable efforts to conduct two Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific Collaboration Program targets (each, a “Program Target”).
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
As of the Effective Date of the Allergan Collaboration Agreement, the total transaction price was determined to be $25,000, consisting solely of the Allergan Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Effective Date of the Allergan Collaboration Agreement, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of June 30, 2020, the Company determined that any development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at June 30, 2020.
The Company will recognize revenue related to the Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
During the three and six months ended June 30, 2020, the Company recognized revenue under the Allergan Collaboration Agreement of approximately $4,833 and $13,949, respectively. As of June 30, 2020, there was $10,880 of deferred revenue related to the Allergan Collaboration Agreement, which is classified as current on the unaudited condensed consolidated balance sheet.

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
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services were provided. The Company recognized $14 and $81 of revenue under the Dermelix Collaboration Agreement during the three and six months ended June 30, 2020, respectively, which reflects reimbursement by Dermelix for additional costs incurred by Exicure for early stage development costs beyond the initial $1,000 upfront payment. The Company expects to incur additional early stage development costs and expects to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration Agreement. The Company will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred. The Company recognized $434 and $459 of revenue under the Dermelix Collaboration Agreement during the three and six months ended June 30, 2019, respectively, which related to amortization of the above-mentioned deferred revenue related to the upfront payment for services provided during that period.
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2020	December 31, 2019
Prepaid clinical, contract research and manufacturing costs	$2,203	$481
Interest receivable	221	236
Prepaid insurance	212	533
Other	952	705
Prepaid expenses and other current assets	$3,588	$1,955

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	June 30, 2020	December 31, 2019
Scientific equipment	$3,315	$2,795
Leasehold improvements	192	192
Computers and software	48	32
Furniture and fixtures	41	41
Construction in process	2,512	356
Property and equipment, gross	6,108	3,416
Less: accumulated depreciation	(1,644)	(1,317)
Property and equipment, net	$4,464	$2,099
Depreciation and amortization expense was $187 and $87 for the three months ended June 30, 2020 and 2019, respectively, and $335 and $174 for the six months ended June 30, 2020 and 2019, respectively.
Other noncurrent assets

	June 30, 2020	December 31, 2019
Restricted cash	$1,200	$—
Prepaid lease costs	823	—
Prepaid services	233	—
Operating lease asset	—	356
Other	10	32
Total other noncurrent assets	$2,266	$388
Accrued expenses and other current liabilities

	June 30, 2020	December 31, 2019
Accrued payroll-related expenses	$706	$920
Accrued legal expenses	362	254
Accrued clinical, contract research and manufacturing costs	303	515
Common stock warrant liability	257	—
Operating lease liability	196	292
Accrued other expenses	123	454
Accrued expenses and other current liabilities	$1,947	$2,435
Other noncurrent liabilities

	June 30, 2020	December 31, 2019
Operating lease liability	$—	$59
Total other noncurrent liabilities	$—	$59

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5. Investments
As of June 30, 2020 and December 31, 2019, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of June 30, 2020:

One year or less	92%
After one year but within two years	8%
Total	100%

All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$15,166	$22	$—	$15,188
Corporate notes/bonds	44,798	271	(4)	45,065
U.S. Treasuries	2,257	18	—	2,275
U.S. Government agency securities	6,020	31	—	6,051
	$68,241	$342	$(4)	$68,579

	December 31, 2019
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$13,932	$1	$(2)	$13,931
Corporate notes/bonds	36,620	1	(24)	36,597
U.S. Treasuries	4,513	—	(1)	4,512
U.S. Government agency securities	9,786	—	(2)	9,784
	$64,851	$2	$(29)	$64,824
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company paid interest on the Hercules Loan Agreement of $0 and $152 during the three months ended June 30, 2020 and 2019, respectively, and $142 and $301 during the six months ended June 30, 2020 and 2019, respectively.
7. Leases
Chicago Lease
The Company has approximately thirty thousand square feet of office and laboratory space in Chicago, Illinois (the “Chicago Lease”). The original term (the “Original Term”) of the Chicago Lease is 10 years, commencing on July 1, 2020 (the “Commencement Date”), which is the date the premises were ready for occupancy under the terms of the Chicago Lease. The Company has options to extend the term of the Chicago Lease for two additional successive periods of five years each (the “Extension Periods”) at the then prevailing effective market rental rate.
The initial annual base rent during the Original Term is $37.00 per square foot per year, or approximately $1,113 for the first 12-month period of the Original Term, payable in monthly installments beginning on the Commencement Date. Base rent thereafter is subject to annual increases of 3%, for an aggregate amount of $12,761 over the Original Term. The Company must also pay its proportionate share of certain operating expenses and taxes for each calendar year during the term. During the first 12-month period of the Original Term, the base rent and the Company's proportionate share of operating expenses and taxes are subject to certain abatements.
The Landlord will contribute a maximum of $3,159 toward tenant improvements. In connection with the Chicago Lease, the Company will maintain a letter of credit for the benefit of the Landlord in an initial amount of $1,200, which amount is subject to reduction over time. Upon execution of the Chicago Lease, the Company paid to the Landlord the first installment of base rent and the estimated monthly amount of its pro rata share of taxes and its pro rata share of operating expenses in the aggregate amount of $87 which amount had been adjusted for the abatement as set forth in the lease agreement. Prior to the Commencement Date, the Company also paid the landlord approximately $736 toward tenant improvements.
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s unaudited condensed consolidated balance sheet at June 30, 2020.
The Chicago Lease has not yet commenced for accounting purposes as of June 30, 2020. As a result, the Company has not yet recognized an operating lease asset or operating lease liability on the unaudited condensed consolidated balance sheet for the Chicago Lease.
Skokie Lease
The Company’s lease agreement for office and laboratory space in Skokie, Illinois commenced in March 2012 and expires in February 2021 (the “Skokie Lease”). In connection with the Company’s relocation of its headquarters from Skokie, Illinois to its new facility in Chicago, Illinois on July 1, 2020, the Company determined that the remaining useful life of the operating lease asset underlying the Skokie Lease at June 30, 2020 was zero and therefore recognized remaining amortization expense related to the Skokie Lease of $211 during the three months ended June 30, 2020.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Maturities of the Company’s lease liability as of June 30, 2020 were as follows:

Years Ending December 31,	Operating Leases (1)
2020 (remaining six months)	$147
2021	59
Total	$206
Less: imputed interest	(10)
Total lease liability	$196

Current operating lease liability	$196
(1)  Excluded from the table above are the lease payments associated with the Chicago Lease that has not commenced as of the end of the period, which is July 1, 2020 (the date the asset was made available to the Company by the lessor).
8. Stockholders’ Equity
Preferred Stock
As of June 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of June 30, 2020 and December 31, 2019, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2020 and December 31, 2019, the Company had 87,206,346 shares and 86,069,263 shares issued and outstanding, respectively.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Stock Warrants
As of June 30 2020, warrants to purchase 413,320 shares of common stock at a price of $3.00 per share remain outstanding. The Warrants expire as follows: 163,174 warrants expire on March 27, 2021; 132,884 expire on April 28, 2021; and 117,262 expire on May 3, 2021. The Warrants are classified as a liability which is remeasured each period at fair value. See Note 12, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2020:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2019	$(27)	$(27)
Other comprehensive income (loss) before reclassifications	10	10
Net current period other comprehensive income	10	10
Balance at March 31, 2020	$(17)	$(17)
Other comprehensive income (loss) before reclassifications	352	352
Net losses (gains) reclassified from accumulated other comprehensive loss	3	3
Net current period other comprehensive income	355	355
Balance at June 30, 2020	$338	$338
The net loss reclassified from accumulated other comprehensive loss resulted from sales of available-for-sale securities prior to maturity. The gross realized gains and gross realized losses of these sales were $23 and $6, respectively, for the three months ended June 30, 2020. The basis on which the cost of the securities was determined was specific identification. Proceeds related to these sales were $9,404.

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
As of June 30, 2020, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 2,283,019.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$203	$103	$360	$224
General and administrative expense	341	336	625	704
	$544	$439	$985	$928

Unamortized equity-based compensation expense at June 30, 2020 was $4,893, which is expected to be amortized over a weighted-average period of 2.9 years.
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

	Six Months Ended June 30,
	2020	2019
Expected term	5.2 to 6.1 years	5.3 to 6.1 years
Risk-free interest rate	0.41% to 1.68%; weighted avg. 0.67%	1.86% to 2.56%; weighted avg. 2.34%
Expected volatility	81.0% to 85.8%; weighted avg. 83.8%	83.2% to 86.7%; weighted avg. 84.4%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The fair value of the underlying common stock and the exercise price for the common stock options granted during the six months ended June 30, 2020 and 2019 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Six months ended June 30, 2020	$1.19 to $2.80; weighted avg. $1.85	$1.19 to $2.80; weighted avg. $1.85
Six months ended June 30, 2019	$2.78 to $2.80: weighted avg. $2.79	$2.78 to $2.80: weighted avg. $2.79

The weighted-average grant date fair value of common stock options granted in the six months ended June 30, 2020 and 2019 was $1.29 and $1.99 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2019	5,697,714	$2.34	6.7	$4,625
Granted	2,075,248	1.85
Exercised	(55,899)	0.89
Forfeited	(18,750)	2.78
Outstanding - June 30, 2020	7,698,313	$2.22	7.2	$4,738
Exercisable - June 30, 2020	4,372,185	$2.12	5.5	$3,351
Vested and Expected to Vest - June 30, 2020	7,442,992	$2.22	7.1	$4,613

The aggregate intrinsic value of common stock options exercised during the six months ended June 30, 2020 and 2019 was $89 and $17, respectively.
10. Income Taxes
The Company incurred a pretax loss in each of the three and six months ended June 30, 2020 and 2019, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and six months ended June 30, 2020 and 2019 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
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
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and six months ended June 30, 2020 and 2019.
The following is the computation of loss per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(4,311)	$(5,220)	$(3,161)	$(10,506)
Weighted-average basic and diluted common shares outstanding	87,174,533	44,368,174	87,126,847	44,363,115
Basic and diluted loss per common share	$(0.05)	$(0.12)	$(0.04)	$(0.24)
The outstanding securities presented below were excluded from the calculation of loss per common share for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of June 30,
	2020	2019
Options to purchase common stock	7,698,313	5,078,873
Warrants to purchase common stock	413,320	413,320
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$7,602	$7,602	$—	$—
Short-term investments:
Commercial paper	15,188	—	15,188	—
Corporate notes/bonds	45,065	—	45,065	—
U.S. Treasuries	2,275	—	2,275	—
U.S. government agency securities	6,051	—	6,051	—
Total financial assets	$76,181	$7,602	$68,579	$—

Liabilities
Common stock warrant liability	$257	$—	$—	$257
Total financial liabilities	$257	$—	$—	$257

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
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at June 30, 2020:

June 30, 2020
Expected term	0.8 years
Risk-free interest rate	0.2%
Expected volatility	93.09%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at June 30, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $33. A 10% change in the estimate of fair value of the common stock at June 30, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $59.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended June 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2019	$414
Additions
Gain included in other income (expense), net	(157)
Balance at June 30, 2020	$257
13. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “Assigned Field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2019, all pending patent applications under the Wound Healing License have been abandoned. As of June 30, 2020, the Company has paid to NU an aggregate of $8,229 in consideration of each of the obligations described above.
14. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $50 in each of the six months ended June 30, 2020 and 2019 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 10, 2020, or the Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under the section titled “Risk Factors” in Part II, Item 1A. Such factors may be amplified by the COVID-19 pandemic and its current or future impact on our business and the global economy.

Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We are working to advance our SNA therapeutic candidates through multiple clinical trials, including the ongoing Phase 1b/2 clinical trial of cavrotolimod (AST-008) in cancer patients.
We believe that one of the key strengths of our proprietary SNAs is that they have the potential to enter a number of different cells and organs. We have shown in clinical and preclinical studies that SNAs may have therapeutic potential in immunoncology and dermatology. In addition, we have shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, we have expanded our pipeline into neurology, and have conducted early stage research activities in ophthalmology, pulmonology, and gastroenterology.
The table below sets forth the current status of development of our SNA therapeutic candidates:
___________
(1) In combination with checkpoint inhibitors.
(2) On May 8, 2020, AbbVie Inc. completed the previously announced acquisition of Allergan plc.

Immuno-oncology, Cavrotolimod (AST-008)
Cavrotolimod (AST-008) is an SNA consisting of toll-like receptor 9, or TLR9, agonists designed for immuno-oncology applications. TLR9 agonists bind to and activate TLR9. We believe cavrotolimod (AST-008)  may be used for immuno-oncology applications in combination with checkpoint inhibitors. We have observed that, in preclinical studies in a variety of tumor models, cavrotolimod (AST-008), applied in combination with certain checkpoint inhibitors, exhibited anti-tumor responses and survival rates that were greater than those demonstrated by checkpoint inhibitors alone. We have also demonstrated that cavrotolimod (AST-008) was active when administered subcutaneously, intratumorally or intravenously, in both prevention and established mouse tumor models. The administration of cavrotolimod (AST-008) also produced localized as well as abscopal anti-tumor activity in mouse cancer models. Additionally, the administration of cavrotolimod (AST-008) in combination with certain checkpoint inhibitors conferred adaptive immunity in breast and colon cancer mouse models. In mouse tumor models, administration of cavrotolimod (AST-008) with anti-PD-1 antibodies suppresses regulatory T-cells, or Tregs, and myeloid-derived suppressor cells, or MDSCs, and increases the levels of CD8 effector T-cells. We believe these important results suggest that the combination of immuno-oncology SNAs and checkpoint inhibitors could potentially treat a larger proportion of cancer patients than checkpoint inhibitors alone.
During the first half of 2019, we opened five clinical trial sites and began dosing patients for the Phase 1b/2 clinical trial. As of July 31, 2020, we had 14 clinical trial sites open for enrollment and we expect to open up to 25 sites. As of July 1, 2020, we have, completed enrollment of the Phase 1b stage of the clinical trial and have dosed all 20 enrolled patients. The Phase 1b stage was an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral cavrotolimod (AST-008) injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. The 20 patients from the Phase 1b stage included those with advanced or metastatic Merkel cell carcinoma, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, melanoma and leiomyosarcoma. To date, we have not observed any treatment related serious adverse events, or SAEs, nor have we observed any dose-limiting toxicity, or DLT, among the treated subjects. The most common reported adverse event was injection site reactions. In December 2019, we reported preliminary results from the Phase 1b stage of the clinical trial showing potential signs of anti-tumor activity in patients with Merkel cell carcinoma.
In June 2020, at the American Association of Cancer Research Virtual Annual Meeting, we reported additional safety and pharmacodynamic data from the 20 enrolled subjects We reported that we had observed cavrotolimod (AST-008) was well-tolerated, with a safety profile consisting primarily of injection site reactions and flu-like symptoms, which we believe reflects local and systemic immune activation. No cavrotolimod (AST-008)-related serious adverse events or dose limiting toxicity were reported or have been reported to date. In addition, gene expression analysis data from patient tumor biopsies demonstrated increases in leukocytes in injected tumors after intratumoral (IT) cavrotolimod (AST-008) alone and in combination with pembrolizumab versus baseline. Uninjected tumors also showed increased immune cell levels after subjects received cavrotolimod (AST-008) and pembrolizumab, suggesting immune cell trafficking. Dose-dependent activation of key immune cells, including cytotoxic T cells and natural killer cells, as well as increases in cytokine/chemokine levels were observed in subject blood after IT cavrotolimod (AST-008) treatment alone, and cavrotolimod (AST-008) plus pembrolizumab treatment. We believe that activation of these cell types and expression of immune system signaling proteins may help produce anti-tumor effects.
Using these data, a recommended Phase 2 dose of 32 mg cavrotolimod (AST-008) has been identified for the Phase 2 portion of the clinical trial which is currently underway, whereby cavrotolimod (AST-008) will be given in combination with pembrolizumab or cemiplimab for the treatment of locally advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma, respectively, in subjects with progression despite approved anti-PD-(L)1 therapy. We plan to enroll two separate cohorts of patients with advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. On June 16, 2020, we reported that we dosed the first subject in the Merkel cell carcinoma cohort of the trial.

The diagram below illustrates our planned design of the Phase 2 portion of the trial:
Cavro: Cavrotolimod (AST-008); RP2D: Recommended Phase 2 dose; Pembro: Pembrolizumab
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
We believe SNAs may possess key potential advantages over gene therapy in the eye. These key potential advantages include: (i) delivery via intravitreal injections which are safer and easier than subretinal injections, (ii) tunable and reversible control of target expression, and (iii) the ability to treat toxic gain-of-function diseases and target large genes. We believe, based on our internal analysis, that there are approximately 250 rare ophthalmological diseases with known genetic targets, such as CLN3 for Batten disease, BEST1 for vitelliform macular dystrophy, and USH2A for usher syndrome type 2A. As such, we intend to continue to evaluate expansion of our preclinical research and development activities in ophthalmology.
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

In October 2019, at the 15th Annual Meeting of the Oligonucleotide Therapeutics Society, we disclosed biomarker results from the skin biopsies collected from the 21 patients treated in the Phase 1 clinical trial. Clinical observations in this Phase 1 trial correlated with psoriasis-related markers and histological changes from biopsies provided by the patients. In this trial, we observed clinically that XCUR17 had:
•Resulted in a decrease in the levels of psoriasis and inflammation markers downstream of its target, IL-17RA;
•Produced a statistically significant reduction in keratin 16 expression, a key marker of psoriasis (p=0.002);
•Resulted in reductions in the major inflammatory markers beta defensin 4A, interleukin 19, and interleukin 36A versus psoriatic skin at baseline; and
•Revealed clinical improvements that matched reductions in keratin 16 protein and epidermal thickness.
We believe these findings suggest that SNA-based drugs, such as XCUR17, may address clinical symptoms in patients with inflammatory diseases, such as psoriasis. We currently are not conducting additional clinical activities for XCUR17 and we seek to out-license the XCUR17 program.
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and primarily all of our $30.9 million in revenue since inception through June 30, 2020 has been earned through our research collaboration license and option agreement with Allergan, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue Collaboration Agreement, as a primary contractor or as a subcontractor on government grants, or through our research collaboration license and option agreement with Dermelix.
Since our inception, we have primarily funded our operations through sales of our securities and collaborations. Through June 30, 2020, we have raised net proceeds of $190.1 million from the sale of common stock and preferred stock. We have also received $36.0 million in upfront payments under our current collaborations, including an upfront payment of $25.0 million we received in November 2019 in connection with the Allergan Collaboration Agreement and an upfront payment of $1.0 million we received in February 2019 in connection with the Dermelix Collaboration Agreement. As of June 30, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $87.0 million.
Since our inception, we have incurred significant operating losses. As of June 30, 2020, we have generated an accumulated deficit of $103.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue to advance cavrotolimod (AST-008) through clinical development for immuno-oncology applications;
•continue research and development of XCUR-FXN and other neurological therapeutic candidates;
•advance our SNA platform in dermatological indications with suitable collaboration partners;
•initiate research and development, preclinical studies and clinical trials for any additional therapeutic candidates that we may pursue in the future;
•advance other therapeutic candidates through preclinical and clinical development;
•increase our research and development activities to enhance our technology;

•continue to manufacture increasing quantities of drug substance and drug product material for use in preclinical studies and clinical trials;
•seek regulatory approval for our therapeutic candidates that successfully complete clinical trials;
•maintain, expand and protect our intellectual property portfolio;
•acquire or in-license other approved drugs, drug candidates or technologies;
•hire additional operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•incur additional costs associated with operating as a public company.
We have not generated any revenue from commercial drug sales nor do we expect to generate substantial revenue from product sales unless or until we successfully complete development and obtain regulatory approval of and commercialize one or more of our therapeutic candidates. We do not anticipate generating revenue from drug sales for the next several years, if ever. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Other sources of revenue could include a combination of research and development payments, license fees and other upfront payments, milestone payments, and royalties in connection with our current and any future collaborations and licenses. Until such time, if ever, that we generate revenue from whatever source, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our therapeutic candidates.

Recent Developments
COVID-19 Business Update
With the global spread of the COVID-19 pandemic in the first half of 2020, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. On March 21, 2020, Governor Pritzker of Illinois announced a “stay-at-home” order restricting all Illinois residents to their homes, with few limited exceptions, which was extended through May 2020. However, the Governor also designated certain businesses, such as biotechnology companies, as “essential” businesses, thereby permitting us to continue our R&D operations. As of the date of this filing, Illinois is under “Phase 4” of the Restore Illinois Plan, which is intended to permit the expansion of business and community operations based on their compliance with the safety guidelines described in the regulations.

Business and R&D operations
Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with 100% of our R&D staff on-site. Our office and general and administrative team continues to work predominantly from home. Our preclinical development program in FA is ongoing and we continue to expect that IND-enabling studies for XCUR-FXN will begin in late 2020. We also continue to progress our collaborations with Allergan and Dermelix. However, if the COVID-19 pandemic continues to persist for an extended period of time, we could experience significant disruptions to our preclinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Our principal accounting systems are cloud-based and have been fully operational during the stay at home order. We believe that all of our fundamental internal control disciplines are being maintained despite work being conducted from our employees’ homes.
Supply chain
We are working closely with our third-party manufacturers and other partners to manage our supply chain activities and mitigate potential disruptions as a result of the COVID-19 pandemic. We have observed minor delays in receipt of key chemicals, reagents and materials as certain manufacturers have had supply disruptions, related to the COVID-19 pandemic. If the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience future disruptions to our supply chain and operations, and associated delays in the manufacturing and our clinical supply, which would adversely impact our preclinical and clinical development activities.
Clinical operations
We have one active clinical program, cavrotolimod (AST-008). We have completed enrollment for the Phase 1b stage of the clinical trial and have begun the Phase 2 dose expansion phase in patients with advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma. At this time, and given the severity of both of these indications, we continue to believe that we will continue to enroll patients in the Phase 2 dose expansion phase of the trial as expected.
We remain committed to maintaining our development plans for cavrotolimod (AST-008) and continue to monitor and manage the rapidly evolving situation. We have taken and continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Should the COVID-19 pandemic continue, our ability to maintain patient enrollment could be negatively impacted. We could also see an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues to persist for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Liquidity and capital resources
As of June 30, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $87.0 million, which we believe provides operating cash to fund our current operations until early 2022. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
New Corporate Headquarters
On July 1, 2020, we relocated our corporate headquarters from Skokie, Illinois to our new facility in Chicago, Illinois.

Chief Medical Officer appointment
On May 19, 2020, we announced the appointment of Douglas E. Feltner, M.D. as our Chief Medical Officer.
Segment Reporting
We view our operations and manage our business as one segment, which is the discovery, research and development of treatments based on our SNA technology.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions, including uncertainty in the current economic environment due to the outbreak of COVID-19.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Revenue:
Collaboration revenue	$4,847	$434	$4,413	1,017%
Total revenue	4,847	434	4,413	1,017%
Operating expenses:
Research and development expense	7,008	3,433	3,575	104%
General and administrative expense	2,229	1,985	244	12%
Total operating expenses	9,237	5,418	3,819	70%
Operating loss	(4,390)	(4,984)	594	(12)%
Other income (expense), net:
Dividend income	4	82	(78)	(95)%
Interest income	267	1	266	26,600%
Interest expense	—	(203)	203	(100)%
Other income (expense), net	(192)	(116)	(76)	66%
Total other income (expense), net	79	(236)	315	(133)%
Net loss	$(4,311)	$(5,220)	$909	(17)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Collaboration revenue:
Allergan Collaboration Agreement	$4,833	$—	$4,833	n/m
Dermelix Collaboration Agreement	14	434	(420)	(97)%
Total collaboration revenue	$4,847	$434	$4,413	1,017%
Total revenue	$4,847	$434	$4,413	1,017%

We recognized collaboration revenue in the amount of $4.8 million during the three months ended June 30, 2020, which is primarily related to activities performed under the Allergan Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the Allergan Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the Allergan Collaboration Agreement. At June 30, 2020, deferred revenue under the Allergan Collaboration Agreement was $10.9 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the Allergan Collaboration Agreement. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the Allergan Collaboration Agreement.

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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Platform and discovery-related expense	$2,885	$1,191	$1,694	142%
Employee-related expense	1,772	1,042	730	70%
Clinical development programs expense	1,728	922	806	87%
Facilities, depreciation, and other expenses	623	278	345	124%
Total research and development expense	$7,008	$3,433	$3,575	104%

Full time employees	41	23	18

Research and development expense was $7.0 million for the three months ended June 30, 2020, reflecting an increase of $3.6 million, or 104%, from research and development expense of $3.4 million for the three months ended June 30, 2019. Since June 30, 2019, we have increased our full-time employee staffing in research and development from 23 to 41 at June 30, 2020. The increase in research and development expense for the three months ended June 30, 2020 of $3.6 million reflects this increased staffing level and the related increase in research and development activities, in addition to the growth in clinical trial activities. More specifically, the increase in research and development expense for the three months ended June 30, 2020 of $3.6 million was primarily due to higher platform and discovery-related expense of $1.7 million, a net increase in costs related to our clinical development programs of $0.8 million, higher employee-related expenses of $0.7 million, and higher facilities, depreciation, and other expenses in the amount of $0.3 million.
The increase in platform and discovery-related expense of $1.7 million is mostly due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to the Allergan Collaboration Agreement, our FA program, XCUR-FXN, and our discovery efforts for other therapeutic candidates for neurology and ophthalmology.
The net increase in clinical development programs expense for the three months ended June 30, 2020 of $0.8 million was primarily due to manufacturing costs in connection with the initiation of the Phase 2 phase of our Phase 1b/2 clinical trial for cavrotolimod (AST-008) and other higher clinical trial expenses, partially offset by lower clinical trial expenses for XCUR17.
The increase in employee-related expense for the three months ended June 30, 2020 of $0.7 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2020 for existing employees and higher recruiting costs. The increase in facilities, depreciation, and other expenses for the three months ended June 30, 2020 of $0.3 million was mostly due to the acceleration of amortization expense for our Skokie lease asset which we no longer use effective July 1, 2020 due to the relocation of our corporate headquarters to Chicago, as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that was placed in service during the period.
We expect our research and development expenses to increase in the second half of 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.

General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
General and administrative expense	$2,229	$1,985	244	12%
Full time employees	6	7	(1)
General and administrative expense was $2.2 million for the three months ended June 30, 2020, representing an increase of $0.2 million, or 12%, from $2.0 million for the three months ended June 30, 2019. The increase for the three months ended June 30, 2020 is mostly due to higher legal costs associated with operating as a public company, higher franchise tax costs, and higher D&O insurance expense, partially offset by lower travel and other costs,
Interest income
The increase in interest income of $0.3 million in the three months ended June 30, 2020 as compared to the same period in the prior year was the result of higher average balances invested in available for sale securities as compared to the prior-year period.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Revenue:
Collaboration revenue	$14,030	$459	$13,571	2,957%
Total revenue	14,030	459	13,571	2,957%
Operating expenses:
Research and development expense	13,083	6,828	6,255	92%
General and administrative expense	4,803	4,193	610	15%
Total operating expenses	17,886	11,021	6,865	62%
Operating loss	(3,856)	(10,562)	6,706	(63)%
Other income (expense), net:
Dividend income	43	187	(144)	(77)%
Interest income	627	2	625	31,250%
Interest expense	(128)	(386)	258	(67)%
Other income (expense), net	153	253	(100)	(40)%
Total other income (expense), net	695	56	639	1,141%
Net loss	$(3,161)	$(10,506)	$7,345	(70)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Collaboration revenue:
Allergan Collaboration Agreement	$13,949	$—	$13,949	n/m
Dermelix Collaboration Agreement	81	459	(378)	(82)%
Total collaboration revenue	$14,030	$459	$13,571	2,957%
Total revenue	$14,030	$459	$13,571	2,957%

We recognized collaboration revenue in the amount of $14.0 million during the six months ended June 30, 2020, which is primarily related to activities performed under the Allergan Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the Allergan Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the Allergan Collaboration Agreement. At June 30, 2020, deferred revenue under the Allergan Collaboration Agreement was $10.9 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the Allergan Collaboration Agreement. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the Allergan Collaboration Agreement.

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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Platform and discovery-related expense	$5,565	$2,329	$3,236	139%
Employee-related expense	3,267	2,068	1,199	58%
Clinical development programs expense	3,265	1,856	1,409	76%
Facilities, depreciation, and other expenses	986	575	411	71%
Total research and development expense	$13,083	$6,828	$6,255	92%

Full time employees	41	23	18

Research and development expense was $13.1 million for the six months ended June 30, 2020, reflecting an increase of $6.3 million, or 92%, from research and development expense of $6.8 million for the six months ended June 30, 2019. Since June 30, 2019, we have increased our full-time employee staffing in research and development from 23 to 41 at June 30, 2020. The increase in research and development expense for the six months ended June 30, 2020 of $6.3 million reflects this increased staffing level and the related increase in research and development activities, in addition to the growth in clinical trial activities. More specifically, the increase in research and development expense for the six months ended June 30, 2020 of $6.3 million was primarily due to higher platform and discovery-related expense of $3.2 million, a net increase in costs related to our clinical development programs of $1.4 million, higher employee-related expenses of $1.2 million, and higher facilities, depreciation, and other expenses in the amount of $0.4 million.
The increase in platform and discovery-related expense of $3.2 million is mostly due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to the Allergan Collaboration Agreement, our FA program, XCUR-FXN, and our discovery efforts for other therapeutic candidates for neurology and ophthalmology, partially offset by lower intellectual property costs.
The net increase in clinical development programs expense for the six months ended June 30, 2020 of $1.4 million was primarily due to manufacturing costs in connection with the initiation of the upcoming Phase 2 phase of our Phase 1b/2 clinical trial for cavrotolimod (AST-008) and other higher clinical trial expenses, partially offset by lower clinical trial expenses for XCUR17.
The increase in employee-related expense for the six months ended June 30, 2020 of $1.2 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2020 for existing employees and higher recruiting costs. The increase in facilities, depreciation, and other expenses for the six months ended June 30, 2020 of $0.4 million was mostly due to the acceleration of amortization expense for our Skokie lease asset which we no longer use effective July 1, 2020 due to our move to our Chicago headquarters, as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that was placed in service during the period.

We expect our research and development expenses to increase in 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
General and administrative expense	$4,803	$4,193	610	15%
Full time employees	6	7	(1)
General and administrative expense was $4.8 million for the six months ended June 30, 2020, representing an increase of $0.6 million, or 15%, from $4.2 million for the six months ended June 30, 2019. The increase for the six months ended June 30, 2020 is mostly due to higher legal costs associated with operating as a public company, higher franchise tax costs, and higher D&O insurance expense, partially offset by lower travel costs and investor relations costs.
Interest income
The increase in interest income of $0.6 million in the six months ended June 30, 2020 as compared to the same period in the prior year was the result of higher average balances invested in available for sale securities as compared to the prior-year period.

Liquidity and Capital Resources
As of June 30, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $87.0 million, which we believe provides operating cash to fund our current operations until early 2022. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
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
Similar to other development stage biotechnology companies, we have not generated any revenue since inception. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of June 30, 2020, we have generated an accumulated deficit of $103.3 million.
See “—Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
	(unaudited)
Net cash used in operating activities	$(18,814)	$(8,996)
Net cash used in investing activities	(8,965)	(62)
Net cash used in financing activities	(2,283)	(35)
Net decrease in cash, cash equivalents, and restricted cash	$(30,062)	$(9,093)

Operating activities
Net cash used in operating activities was $18.8 million and $9.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in operating activities for the six months ended June 30, 2020 of $9.8 million was primarily due to higher cash used for working capital and the absence of the $1.0 million upfront payment in connection with the Dermelix Collaboration Agreement, which was received during the same period in the prior year.
Investing activities
Net cash used in investing activities was $9.0 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in investing activities of $8.9 million was primarily due to the purchase, net of maturities, of available-for-sale securities of $6.0 million as well as the purchase of scientific equipment of $3.0 million.
Financing activities
Net cash used in financing activities of $2.3 million for the six months ended June 30, 2020 is primarily due the repayment of the Hercules loan in the amount of $5.0 million upon the loan’s maturity, partially offset by the net proceeds from the sale of shares of our common stock in the amount of $2.8 million pursuant to the partial exercise of the option to purchase additional shares by the underwriters from our December 2019 financing.
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
•the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential therapeutic candidates;

•the effects of health epidemics, including the global COVID-19 pandemic, on our operations or the business or operations of our CROs or other third parties with whom we conduct business;
•the number and characteristics of therapeutic candidates that we pursue;
•the progress, costs and results of our preclinical studies and clinical trials;
•the outcome, timing and cost of regulatory approvals;
•delays that may be caused by changing regulatory requirements;
•the cost and timing of hiring new employees to support our continued growth;
•unknown legal, administrative, regulatory, accounting, and information technology costs as well as additional costs associated with operating as a public company;
•the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;
•the costs and timing of procuring clinical and commercial supplies of our therapeutic candidates;
•the extent to which we acquire or in-license other therapeutic candidates and technologies; and
•the extent to which we acquire or invest in other businesses, therapeutic candidates or technologies.
Based on our current operating plans, we believe that our existing working capital at June 30, 2020 is sufficient to fund our operations into early 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our Annual Report, other than the following:

New Corporate Headquarters
In February 2020, we entered into a new lease signed in February 2020 to secure approximately 30,000 square feet of office and laboratory space at 2430 N. Halsted St., Chicago, Illinois. The Chicago Lease commenced on July 1, 2020, which is when the premises leased thereunder were ready for occupancy, and expires 10 years from July 1, 2020 with an option to renew for two additional successive periods of five years each.

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
As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of June 30, 2020, we have generated an accumulated deficit of $103.3 million. For the six months ended June 30, 2020 and 2019, our net loss was $3.2 million and $10.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical studies or early clinical trials of a therapeutic candidate may not predict the results that will be obtained in later phase clinical trials of the therapeutic candidate. We, the FDA, an IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a therapeutic candidate at any time for various reasons, including a finding that subjects participating in such trials are being exposed to unreasonable and significant risk of illness or injury. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a therapeutic candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, therapeutic candidates, including:
•negative or inconclusive results from our clinical trials or the clinical trials of others for therapeutic candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•therapeutic-related side effects experienced by participants in our clinical trials or by individuals using therapeutics similar to our therapeutic candidates;
•delays in submitting INDs or CTAs, or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs or ethics committees to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency, or EMA, or European Union national competent authorities, regarding the scope or design of our clinical trials;
•delays in enrolling research subjects in clinical trials;
•high drop-out rates of research subjects;

•inadequate supply or quality of therapeutic candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•greater than anticipated clinical trial costs;
•poor effectiveness of our therapeutic candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular, especially in light of the novelty of our therapeutic candidates;
•varying interpretations of data by the FDA and similar foreign regulatory agencies; or
•refusal of the FDA to accept data from clinical trials conducted outside the United States, or acceptance of these data subject to certain conditions by the FDA.
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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our planned open-label Phase 1b/2 clinical trial of cavrotolimod (AST-008) includes an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

We will need substantial additional funds to advance the development of our therapeutic candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2020, we had $18.4 million in cash, cash equivalents, and restricted cash and $68.6 million in short-term investments. Based on our current operating plans, we believe that existing working capital at June 30, 2020 is sufficient to fund our operations into early 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
•to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture and market our therapeutic candidates;
•to build and maintain a strong intellectual property portfolio and avoid infringing the intellectual property of third parties;
•to establish and maintain successful licenses, collaborations and alliances;
•to satisfy the requirements of clinical trial protocols, including patient enrollment;
•to establish and demonstrate the clinical efficacy and safety of our therapeutic candidates;
•to obtain regulatory approvals;
•to manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, and commercialization;
•to obtain additional capital to support and expand our operations; and
•to market our products to achieve acceptance and use by the medical community in general.
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our collaboration, option, and license agreement with Allergan plc, or Allergan, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix LLC, or Dermelix, or as a primary contractor or as a subcontractor on government grants, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.
Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 coronavirus pandemic, in regions where we or third parties on which we rely have business operations and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.
The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, continues to negatively impact the global economy. Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on our business activities performed by us or by third parties with whom we conduct business, including our third party manufacturers, contract research organizations, or CROs, shippers and others. Such effects could be more pronounced in regions where we have concentrations of clinical trial sites or other business operations. Our company headquarters is located in Chicago, Illinois, our CROs are located globally, and our substance and drug product manufacturers are located in the United States and Europe.
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, the Governor of Illinois issued a shelter-in-place order pursuant to which all individuals living in the State of Illinois were ordered to stay at home, subject to certain exceptions, until May 30, 2020. The Illinois executive order contained certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempted certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the executive order clarified that biotechnology companies like us (including operations, research and development, manufacture and supply chain) are considered essential and exempt. Although the executive order ended on May 30, 2020, there are still some restrictions on a range of businesses and activities in Illinois. As of the date of this filing, Illinois is under "Phase 4" of the Restore Illinois Plan, which is intended to permit the expansion of business and community operations based on their compliance with the safety guidelines described in the regulations. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.
In response to these public health directives and orders and to ensure the safety and wellbeing of our employees, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Our office and general and administrative team has been working predominantly from home. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories and facilities which have been organized to reduce risk of COVID-19 transmission.
The regions in which we operate are currently being affected by COVID-19. Further, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by COVID-19. Quarantines, shelter-in-place, safer-at-home, social distancing requirements and similar government orders, business shutdowns and closures, phased re-openings or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities and CROs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, our clinical trials may involve immunocompromised patients who are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high risk areas.
The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines (for example, our timelines for any of our product candidates), the magnitude of which will continue to depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•delays or difficulties in enrolling or maintaining patients in our clinical trials, including patients who may not be able to comply with clinical trial protocols if quarantines, shelter-in-place or safer-at-home restrictions, or social distancing practices or requirements, business shutdowns and closures, among other similar requirements or government orders, continue to impede patient movement or interrupt healthcare services;
•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or being unable to visit clinical trial locations;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff who may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state;
•delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;
•diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, and because, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•interruption of our key clinical trial activities , such as clinical assessments at pre-specified time points during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by governmental entities, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
•interruption or delays in the operations of the FDA, European Medicines Agency and comparable foreign regulatory agencies or their refusal to accept data from clinical trials in affected geographies, which may impact approval timelines;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
For our clinical trials that we might conduct at sites outside the United States, in addition to the risks listed above, we may also experience the following adverse impacts, particularly in countries which are experiencing heightened impact from the COVID-19 pandemic:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;
•changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•the refusal of the FDA to accept data from clinical trials in these affected geographies.
The spread of COVID-19, which continues to cause broad global impact, may materially affect us economically. The trading price for our shares as well as the trading prices of other biopharmaceutical companies, as well as the broader equity and debt markets overall, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on U.S. economic activities. Although the potential economic impact brought by, and the duration or subsequent reoccurrence of, the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, even after the COVID-19 pandemic has subsided, a recession or market correction that has occurred or may occur in the future because of the COVID-19 could materially affect our business and the value of our common stock.
The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus or a similar pandemic will impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, limitations on our ability to conduct our business in the ordinary course, any reopening plans and additional closures, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions for us, our third party contractors and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The ultimate impact of the COVID-19 pandemic or a similar health pandemic is highly uncertain and subject to change; we continue to monitor the COVID-19 situation closely.
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
We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
•the size and nature of the patient population;
•the severity of the disease under investigation;
•the eligibility criteria for, and design of, the trial in question;
•the perceived risks and benefits of the product candidate under study;
•competition in recruiting and enrolling patients in clinical trials;
•the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•the proximity and availability of clinical trial sites for prospective patients; and
•delays or difficulties due to the COVID-19 pandemic.
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

•results of clinical trials, or the addition or termination of clinical trials or funding support by us, or a future collaborator or licensing partner;
•our execution of any collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;
•any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•whether or not any of our therapeutic candidates receives regulatory approval, market acceptance and demand for such therapeutic candidates;
•regulatory developments affecting our therapeutic candidates or those of our competitors; and
•changes in general economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID-19 pandemic.
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
In addition, the operations of our CROs may be constrained or disrupted by the COVID-19 pandemic. Clinical site closure and other activities that require visits to clinical sites, have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any therapeutic candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for therapeutic candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our therapeutic candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:
•an inability to initiate or continue preclinical studies or clinical trials of our therapeutic candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for therapeutic candidates;
•loss of the cooperation of a future collaborator;
•subjecting manufacturing facilities of our therapeutic candidates to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our therapeutic candidates; and
•in the event of approval to market and commercialize a therapeutic candidate, an inability to meet commercial demands for our therapeutics.
If our relationships with our manufacturers, suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Further, if the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide-based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Stoke Therapeutics, Inc., Neubase Therapeutics, Inc., Idera Pharmaceuticals, Inc., Avidity Biosciences, and Checkmate Pharmaceuticals, Inc. These and other competitors compete with us in recruiting scientific and managerial talent, and for funding from pharmaceutical companies.

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
•the availability of adequate government and third-party payor reimbursement;
•the pricing of our products, particularly as compared to alternative treatments; and
•availability of alternative effective treatments for indications our therapeutic candidates are intended to treat and the relative risks, benefits and costs of those treatments.
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
Our success largely depends on the continued service of key management and other specialized personnel, including David A. Giljohann, Ph.D., our Chief Executive Officer, David S. Snyder, our Chief Financial Officer, Matthias G. Schroff, our Chief Operating Officer, and Douglas E. Feltner, our Chief Medical Officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs or clinical trials and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and our technology and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.
We will continue to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2020, we had 47 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA and EMA review processes for our product candidates; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
If we or current or future collaborators, manufacturers or service providers fail to comply with applicable requirements, these regulatory authorities could refuse to issue necessary approvals for marketing and commercialization. Even if we receive marketing and commercialization approval of a therapeutic candidate, we and our third-party service providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities for such therapeutic, record keeping, distribution, and import and export of therapeutics for any therapeutic for which we obtain marketing approval. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the therapeutic and clinical results that are reported after a therapeutic is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-

market studies or clinical trials to evaluate safety risks related to the use of a therapeutic or to require withdrawal of the therapeutic from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategies, or REMS, plan either before or after approval, which may impose further requirements or restrictions on the distribution or use of an approved therapeutic. The EMA now routinely requires risk management plans, or RMPs, as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, for nationally authorized medicinal products, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about the risk/benefit balance of the product.
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
Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities in Chicago, Illinois that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Chicago facilities comply with the relevant guidelines of Chicago, the state of Illinois, and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
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
Our current operations are located in our facilities situated in Chicago, Illinois. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.
The investment of our cash, cash equivalents and fixed income marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of June 30, 2020, we had $18.4 million in cash, cash equivalents, and restricted cash and $68.6 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we continue to monitor carefully any impact to our internal controls and procedures.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2020, our patent portfolio consists of over 100 issued patents and allowed patent applications and over 110 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, there can be no assurance that:
•Others will not or may not be able to make, use or sell compounds that are the same as or similar to our therapeutic candidates but that are not covered by the claims of the patents that we own or license.
•We or our licensors, or any current or future collaborators, are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license.
•We or our licensors, or any current or future collaborators, are the first to file patent applications covering certain aspects of our inventions.
•Others will not independently develop similar or alternative technologies or duplicate any of our technology without infringing our intellectual property rights.
•A third-party will not challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable and infringed.
•Any issued patents that we own or have licensed will provide us with any competitive advantages, or will not be challenged by third parties.
•We will develop additional proprietary technologies that are patentable.
•The patents of others will not have an adverse effect on our business.
•Our competitors will not conduct research and development activities in countries where we lack enforceable patent rights and then use the information learned from such activities to develop competitive therapeutics for sale in our major commercial markets.
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
We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA as well as foreign regulatory authorities, such as the EMA and European Union national competent authorities. The time required to obtain FDA and foreign regulatory approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the therapeutic candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in the policy of the FDA or foreign regulatory authorities during the period of therapeutic development, clinical trials and regulatory review by the FDA or foreign regulatory authorities. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign laws, regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. In addition, unfavorable changes in our industry or the global economy, including as a result of the COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned.
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
Although we do not currently have any products on the market, our current and future business operations may subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell or distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge pf the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
•HIPAA includes a fraud and abuse provision sometimes referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program (i.e., not just federal healthcare programs), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payments Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which require that certain manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and U.S. teaching hospitals with limited exceptions. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and
•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.
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
Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including significant administrative, civil and/or criminal penalties, monetary damages, additional integrity reporting requirements and regulatory oversight, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
We currently expect that some therapeutics we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain therapeutics that are not usually self-administered (including injectable therapeutics) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products that are medically necessary to treat a beneficiary’s health condition. Specifically, Medicare Part B coverage may be available for eligible beneficiaries when the following, among other requirements, have been satisfied:
•the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which the product is administered according to accepted standards of medical practice;
•the product is typically furnished incident to a physician’s services;
•the product has been approved by the FDA.
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

Although the future of the ACA is uncertain, provisions of the ACA addressing coverage and reimbursement of pharmaceutical products that may be of importance to our potential therapeutic candidates include the following:
•Increases to pharmaceutical manufacturer rebate liability under the Medicaid Drug Rebate Program due to an increase in the minimum basic Medicaid rebate on most branded prescription drugs and the application of Medicaid rebate liability to drugs used in risk-based Medicaid managed care plans.
•The expansion of the 340B Drug Pricing Program to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals.
•Requirements imposed on pharmaceutical companies to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.” In February 2018, Congress passed the Bipartisan Budget Act of 2018, which, effective as of 2019, increased the discount to be paid by pharmaceutical companies from 50% to 70% of a brand-name drug’s negotiated price and added biosimilars to the coverage gap discount program.
•Requirements imposed on pharmaceutical companies to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs, and Department of Defense. Since we currently expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not currently expect this annual assessment to have a material impact on our financial condition.
•For therapeutic candidates classified as biologics, marketing approval for a follow-on biologic therapeutic may not become effective until 12 years after the date on which the reference innovator biologic therapeutic was first licensed by the FDA, with a possible six-month extension for pediatric therapeutics. After this exclusivity ends, it may be possible for biosimilar manufacturers to enter the market, which is likely to reduce the pricing for such therapeutics and could affect our profitability if our therapeutics are classified as biologics.
Separately, pursuant to certain health reform legislation and related initiatives, CMS is working with various healthcare providers to develop, refine, and implement Accountable Care Organizations, or ACOs, and other innovative models of care for Medicare and Medicaid beneficiaries, including the Bundled Payments for Care Improvement Initiative, the Financial Alignment Initiative Demonstration, and other models. The continued development and expansion of ACOs and other innovative models of care will have an uncertain impact on any future reimbursement we may receive for approved therapeutics administered by such organizations.
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
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump Administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Further, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has

solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmacy benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.
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
In the event that any of our therapeutic candidates receive regulatory approval and we or others identify undesirable side effects, adverse events or other problems caused by one of our therapeutics, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:
•regulatory authorities may withdraw their approval of the therapeutic or seize the therapeutic;
•we may need to recall the therapeutic or change the way the therapeutic is administered to patients;
•additional restrictions may be imposed on the marketing of the particular therapeutic or the manufacturing processes for the therapeutic or any component thereof;
•we may be subject to fines, restitution or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•regulatory authorities may require us to implement a REMS, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the therapeutic;
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•the therapeutic may become less competitive; and
•our reputation may suffer.

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
Since July 31, 2019, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by a variety of factors, including the other risks described in this section titled “Risk Factors” and the following:
•the success of competitive therapeutics or technologies;
•results of our preclinical studies and clinical trials of our therapeutic candidates, or those of our competitors, or any current or future collaborators;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our therapeutics;
•introductions and announcements of new therapeutics by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory agencies with respect to our therapeutics, clinical studies, manufacturing process or sales and marketing terms;
•actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•the success of our efforts to acquire or in-license additional technologies, therapeutics or therapeutic candidates;
•developments concerning any current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our therapeutics;
•our ability or inability to raise additional capital and the terms on which we raise it;
•the recruitment or departure of key personnel;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;

•announcement and expectation of additional financing efforts;
•speculation in the press or investment community;
•trading volume of our common stock and overall fluctuations in U.S. equity markets, including as a result of the COVID-19 pandemic;
•sales of our common stock by us or our stockholders;
•the concentrated ownership of our common stock;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities; and
•general economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID-19 pandemic.
In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors, such as those related to the COVID-19 pandemic, may seriously harm the market price of our common stock, regardless of our operating performance.
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
Based on the beneficial ownership of our common stock as of June 30, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 40% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our corporate documents and the DGCL contain provisions that may enable our Board to resist a change in control of us even if a change in control were to be considered favorable by our stockholders. These provisions:
•stagger the terms of our Board and require 66 and 2/3% stockholder voting to remove directors, who may only be removed for cause;
•authorize our Board to issue “blank check” preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;
•establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholders’ meetings;
•prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent;
•require 66 and 2/3% stockholder voting to effect certain amendments to our certificate of incorporation and bylaws; and
•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.

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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any of the following types of actions or proceedings under Delaware statutory or common law: derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claims for which a court or forum other than the Court of Chancery has exclusive jurisdiction or for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our amended and restated certificate of incorporation also provides that any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation.
This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. If a court were to find this exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in any action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or after to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	8-K	3.3	10/02/17	000-55764

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1+*	Form of Executive Employment Side Letter Agreement	8-K	10.1	06/09/20	001-39011
10.2+*	Amended and Restated Employment Agreement dated as of June 30, 2020 by and between Douglas E. Feltner, M.D. and Exicure, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
+ Indicates a management contract or compensatory plan.
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
Date: August 12, 2020

EXICURE, INC.

By:	/s/ David S. Snyder
David S. Snyder
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)