Form 10-Q
period 2020-09-30
EXICURE, INC.
filed 2020-11-12
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of November 10, 2020, there were 87,228,586 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:
•our expectations regarding the impact of the ongoing coronavirus 2019, or COVID-19, pandemic including the expected duration of disruption and immediate and long-term delays, interruptions or other adverse effects to clinical trials, patient enrollment and clinical activation, delays in regulatory review, preclinical research and development, or R&D, collaboration and partnership programs, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy overall, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations;

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

SUMMARY RISK FACTORS

You should consider carefully the risks set forth under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•We are a clinical-stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock;

•Our approach to the discovery and development of innovative therapeutic treatments based on our technology is unproven and may not result in marketable products;

•Our therapeutic candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability;

•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results;

•We will need substantial additional funds to advance the development of our therapeutic candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates;

•Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 coronavirus pandemic, in regions where we or third parties on which we rely have business operations and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business;

•If we continue to experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be further delayed or prevented;

•Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline;

•We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management;

•If third parties on which we depend to conduct our preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements, or miss expected deadlines, our development program could be delayed with materially adverse effects on our business, financial condition, results of operations and prospects;

•Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical studies and clinical trial materials may become limited or interrupted or may not be of satisfactory quantity or quality;

•We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours. If these companies develop technologies, including delivery technologies, or therapeutic candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected;

•The market may not be receptive to our therapeutic candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of therapeutic candidates;

•Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan;

•We will continue to increase the size of our organization, and we may experience difficulties in managing growth;

•We currently license patent rights from Northwestern University and may in the future license patent rights from third-party owners or licensees. If Northwestern University or such other owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected; and

•Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$31,459	$48,460
Short-term investments	62,621	62,326
Accounts receivable	59	16
Unbilled revenue receivable	6	19
Prepaid expenses and other assets	2,684	1,955
Total current assets	96,829	112,776
Property and equipment, net	4,269	2,099
Right-of-use asset	8,768	356
Other noncurrent assets	1,414	32
Total assets	$111,280	$115,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,965
Accounts payable	2,006	1,814
Accrued expenses and other current liabilities	2,124	2,435
Deferred revenue, current	8,479	21,873
Total current liabilities	12,609	31,087
Long-term debt, net	16,500	—
Common stock warrant liability, noncurrent	—	414
Deferred revenue, noncurrent	—	2,956
Lease liability, noncurrent	8,087	59
Other noncurrent liabilities	656	—
Total liabilities	$37,852	$34,516

Stockholders’ equity:
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 87,228,586 issued and outstanding, September 30, 2020; 86,069,263 issued and outstanding, December 31, 2019	9	9
Additional paid-in capital	166,499	162,062
Accumulated other comprehensive income (loss)	200	(27)
Accumulated deficit	(93,280)	(81,297)
Total stockholders' equity	73,428	80,747
Total liabilities and stockholders’ equity	$111,280	$115,263
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$2,443	$527	$16,473	$986
Total revenue	2,443	527	16,473	986
Operating expenses:
Research and development expense	9,139	4,245	22,222	11,073
General and administrative expense	2,424	2,228	7,227	6,421
Total operating expenses	11,563	6,473	29,449	17,494
Operating loss	(9,120)	(5,946)	(12,976)	(16,508)
Other income (expense), net:
Dividend income	2	228	45	415
Interest income	205	1	832	3
Interest expense	(27)	(203)	(155)	(589)
Other income (expense), net	118	104	271	357
Total other income (expense), net	298	130	993	186
Net loss	$(8,822)	$(5,816)	$(11,983)	$(16,322)

Basic and diluted loss per common share	$(0.10)	$(0.09)	$(0.14)	$(0.32)
Weighted-average basic and diluted common shares outstanding	87,227,136	64,651,040	87,160,520	51,200,072
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8,822)	$(5,816)	$(11,983)	$(16,322)
Other comprehensive (loss) income, net of taxes
Unrealized gains (losses) on available for sale securities, net of tax	(138)	—	227	—
Other comprehensive (loss) income	(138)	—	227	—
Comprehensive loss	$(8,960)	$(5,816)	$(11,756)	$(16,322)
        See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Equity-based compensation	—	—	441	—	—	441
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	10	10
Net income	—	—	—	1,150	—	1,150
Balance at March 31, 2020	87,150,447	$9	$165,269	$(80,147)	$(17)	$85,114
Exercise of options	55,899	—	50	—	$—	50
Equity-based compensation	—	—	544	—	—	544
Other comprehensive income, net	—	—	—	—	355	355
Net loss	—	—	—	(4,311)	—	(4,311)
Balance at June 30, 2020	87,206,346	$9	$165,863	$(84,458)	$338	$81,752
Exercise of options	22,240	—	$19	$—	$—	$19
Equity-based compensation	—	—	$617	$—	$—	$617
Other comprehensive (loss), net	—	—	$—	$—	$(138)	$(138)
Net loss	—	—	—	(8,822)	—	(8,822)
Balance at September 30, 2020	87,228,586	$9	$166,499	$(93,280)	$200	$73,428

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$—	$20,952
Equity-based compensation	—	—	489	—	—	489
Net loss	—	—	—	(5,286)	—	(5,286)
Balance at March 31, 2019	44,358,000	$4	$76,431	$(60,280)	$—	$16,155
Exercise of options	11,790	—	17	—	$—	17
Equity-based compensation	—	—	439	—	—	439
Net loss	—	—	—	(5,220)	—	(5,220)
Balance at June 30, 2019	44,369,790	$4	$76,887	$(65,500)	$—	$11,391
Equity-based compensation	—	—	511	—	—	511
Issuance of common stock in public offering, net	31,625,000	4	58,862	—	—	58,866
Net loss	—	—	—	(5,816)	—	(5,816)
Balance at September 30, 2019	75,994,790	$8	$136,260	$(71,316)	$—	$64,952

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,983)	$(16,322)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	494	265
Amortization of right-of-use asset	518	249
Equity-based compensation	1,603	1,439
Amortization of long-term debt issuance costs and fees	39	139
Other	67	36
Change in fair value of warrant liabilities	(343)	(360)
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	(10)	3
Prepaid expenses and other current assets	(1,271)	(34)
Other noncurrent assets	(181)	—
Accounts payable	535	618
Accrued expenses and other current liabilities	(461)	176
Deferred revenue	(16,351)	14
Other noncurrent liabilities	(119)	(236)
Net cash used in operating activities	(27,463)	(14,013)
Cash flows from investing activities:
Purchase of available for sale securities	(47,349)	—
Proceeds from sale or maturity of available for sale securities	47,093	—
Capital expenditures	(3,074)	(462)
Net cash used in investing activities	(3,330)	(462)
Cash flows from financing activities:
Proceeds from common stock offering	2,973	63,250
Payment of common stock financing costs	(207)	(4,384)
Proceeds from long-term borrowing	17,500	—
Payment of long-term debt fees and issuance costs	(344)	(284)
Repayment of long-term debt	(4,999)	—
Proceeds from exercise of common stock options	69	17
Net cash provided by financing activities	14,992	58,599

Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,801)	44,124
Cash, cash equivalents, and restricted cash - beginning of period	48,460	26,268
Cash, cash equivalents, and restricted cash - end of period	$32,659	$70,392

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Non-cash operating activities:
Right-of-use asset acquired through operating leases	$8,147	$—
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	13	339
Non-cash financing activities:
Debt fees (accrued expense and other noncurrent liabilities)	$834	$100
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$31,459	$48,460
Restricted cash included in other noncurrent assets	1,200	—
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$32,659	$48,460
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
The Company believes that one of the key strengths of its proprietary SNAs is that they have the potential to enter a number of different cells and organs. The Company has shown in clinical and preclinical studies that SNAs may have therapeutic potential in immuno-oncology and dermatology. In addition, the Company has shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, the Company has expanded its pipeline into neurology, and has conducted early stage research activities in ophthalmology, pulmonology, and gastroenterology.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company” and “Exicure” refer to Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”). Certain amounts from the prior period have been reclassified to conform to the current year presentation. Specifically, in the accompanying unaudited condensed consolidated balance sheet, right-of-use assets and non-current lease liabilities are presented separately.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s routine communication to address employee and business concerns and providing frequent updates to the Company’s board of directors (the “Board”). As of July 1, 2020, the Company took occupancy of approximately 30,000 square feet of laboratory and office space in its new headquarters in Chicago, Illinois. Since then, the Company has operated under COVID-19 social distancing guidelines and has generally operated with 100% of its R&D staff on-site. The Company’s office and general and administrative team continues to work predominantly from home. The Company’s preclinical development program in Friedreich’s ataxia (“FA”) is ongoing and it continues to expect that IND-enabling studies for the Company’s FA therapeutic candidate, XCUR-FXN, will begin in late 2020. The Company also continues to progress its collaborations with AbbVie Inc. (“AbbVie”) and DERMELIX, LLC, d/b/a Dermelix Biotherapeutics (“Dermelix”). However, if the COVID-19 pandemic continues to persist for an extended period of time, the Company could experience further

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

significant disruptions to its preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.

The Company anticipates that the COVID-19 pandemic or its impact or effects will have an impact on the clinical development timelines for its cavrotolimod (AST-008) clinical program. The Company now anticipates to report overall response rate (“ORR”) results for cavrotolimod (AST-008) in the first half of 2022 rather than by year end 2021 as previously guided. The extent to which the COVID-19 pandemic or its impact or effects may impact the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration or spread of the pandemic, its impact and effects, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, travel restrictions, quarantines, social distancing, phased re-openings and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Liquidity Risk
As of September 30, 2020, the Company has generated an accumulated deficit of $112,117 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at September 30, 2020, including amounts borrowed and available under the MidCap Credit Facility (see Note 6), is sufficient to fund the Company for at least the next 12 months. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. The Company has historically principally raised capital through the sale of its securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, the Company could experience an inability to access additional capital, which could in the future negatively affect its operations.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, the interim condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2020, the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

results of its operations for the three and nine months ended September 30, 2020 and 2019, and the results of its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or any other interim periods, or any future year or period.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Collaborative Research and License Agreements
AbbVie Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan, was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, a “Collaboration Program”). Under each such license (obtained in connection with the exercise of an Option, as defined and discussed further below), the Company would grant to AbbVie exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the AbbVie Collaboration Agreement, the Company will use commercially reasonable efforts to conduct two Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific Collaboration Program targets (each, a “Program Target”).
As of the Effective Date, the Company and AbbVie have agreed upon a development plan for each Collaboration Program that describes the development activities and timelines required to advance such Collaboration Program through first IND filing (each, a “Development Plan”). The activities described in the Development Plan are conducted under the supervision of the Joint Development Committee (the “JDC”) consisting of three members from each of the Company and AbbVie. The Company is primarily responsible for performing early stage discovery and preclinical activities (the “Initial Development Activities”) set forth in the Development Plan for each Collaboration Program and will be solely responsible for all costs and expenses related to the Initial Development Activities. AbbVie may elect, in its sole discretion and at its sole cost and expense, to conduct formulation assessment and in vivo testing as set forth in a Development Plan.
Following the completion of all Initial Development Activities, the Company is required to deliver to AbbVie a report that describes the results of the Initial Development Activities and identifies at least one SNA-based compound that satisfies certain criteria for such Collaboration Program as determined by the JDC (the “Initial Development Report”). Following the delivery of the Initial Development Report for a Collaboration Program, AbbVie will have the ability for a defined period of time (the “Initial Option Exercise Period”) to exercise an option (each an “Option”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any product (each a “Licensed Product”) that results from such Collaboration Program during the term of the AbbVie Collaboration Agreement.
At AbbVie’s sole option, AbbVie may extend the Initial Option Exercise Period (the “Option Extension”) and require the Company to perform IND-enabling activities described in the Development Plan (the “IND-Enabling Activities”), subject to the payment of additional consideration (“Extension Exercise”). If AbbVie exercises the Option Extension, the Company would be responsible for conducting the IND-Enabling Activities and would be solely responsible for all costs and expenses associated with such activities. Upon completion of the IND-Enabling Activities, the Company is required to deliver a report that describes the results of the IND-Enabling Activities (the “IND-Enabling Activities Data Package”) to AbbVie. Following the delivery of IND-Enabling Activities Data Package, AbbVie will have the ability for a defined period of time (the “Extended Option Exercise Period”) to exercise an Option with respect to such Collaboration Program. After the exercise of an Option with respect to a Collaboration Program, AbbVie will be responsible for all development, manufacturing, and commercialization activities, and costs and expense associated with such activities in connection with Licensed Products arising from such Collaboration Program.
The Company’s obligation to conduct the activities defined in the Development Plan under the AbbVie Collaboration Agreement commenced on November 13, 2019 and continues until the earlier of (i) the date AbbVie

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

exercises an Option, (ii) the date AbbVie abandons a Collaboration Program and foregoes its Option to that Collaboration Program, or (iii) the fifth anniversary of the Effective Date (the “Research Term”). If the Initial Option Exercise Period or Extended Option Exercise Period is still in effect for a Collaboration Program or if the Company has not delivered a complete Initial Development Report or, if AbbVie made an Extension Exercise for a Collaboration Program, a complete IND-Enabling Activities Data Package for such Collaboration Program, as determined by the JDC, then the Research Term will automatically extend by one-year increments until such obligation is satisfied, but in no event past the seventh anniversary of the Effective Date.
Under the terms of the AbbVie Collaboration Agreement, the Company received a $25,000 upfront, non-refundable, non-creditable cash payment (the “AbbVie Upfront Payment”) related to the Company’s research and development costs for conducting the Development Plan for two Collaboration Programs, each focused on one or more targets, and certain options to obtain exclusive, worldwide licenses under certain intellectual property rights owned or controlled by the Company to develop, manufacture and commercialize certain products resulting from each such Collaboration Programs. The option exercise fee during the Initial Option Exercise Period is $10,000 per Collaboration Program. If AbbVie elects to extend the Initial Option Exercise Period, AbbVie is required to pay an additional fee of $10,000. If AbbVie elects to exercise its option during the Extended Option Exercise Period, AbbVie must pay the Company the option exercise fee of $15,000.
Following the exercise by AbbVie of an Option with respect to a Collaboration Program, AbbVie would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch, and commercial events, on a Licensed Product by Licensed Product basis. On a Licensed Product by Licensed Product basis, for the first Licensed Product to achieve the associated milestone event, the Company is eligible to receive up to an aggregate of $55,000 for development milestone payments and $132,500 for product approval and launch milestone payments. The Company is also eligible for up to $175,000 in sales milestone payments on a Collaboration Program by Collaboration Program basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by AbbVie to obtain certain third party intellectual property rights.
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
AbbVie may terminate the AbbVie Collaboration Agreement for any reason or no reason, either in its entirety or on a Collaboration Program by Collaboration Program basis, at any time on 90 days’ prior written notice to the Company. Unless earlier terminated, the term of the AbbVie Collaboration Agreement shall continue until (i) if both Option Exercise Periods expire without AbbVie exercising either Option, the expiration of the later to expire Option Exercise Period, and (ii) if either or both Options are exercised on a Licensed Product-by-Licensed Product and country-by-country basis, the expiration of the royalty term for such Licensed Product in such country. Either party may terminate the AbbVie Collaboration Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period.
Termination of the AbbVie Collaboration Agreement for any reason will not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination. In addition, termination of the AbbVie Collaboration Agreement will not preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with respect to any breach of the AbbVie Collaboration Agreement. If either party terminates the AbbVie Collaboration

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Agreement, the license and rights granted to AbbVie with respect to the terminated Collaboration Program or License Product shall terminate.
Accounting Analysis
The Company concluded that AbbVie is a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. Under the AbbVie Collaboration Agreement, the Company has identified a single performance obligation that includes (i) the research and development activities during the Research Term (the “AbbVie R&D Services”), and (ii) Joint Development Committee services during the Research Term (the “AbbVie JDC Services”). The Company has concluded that the AbbVie R&D Services is not distinct from the AbbVie JDC Services during the Research Term. The JDC provides oversight and management of the overall AbbVie Collaboration Agreement, and the members of the JDC from the Company have specialized industry knowledge, particularly as it relates to SNA technology. The JDC is meant to facilitate the early stage research being performed and coordinate the activities of both the Company and AbbVie. Further, the JDC services are critical to the ongoing evaluation of a Collaboration Program and the drafting and evaluation of the Initial Development Report and the IND-Enabling Data Package. Accordingly, the Company’s participation on the JDC is essential to AbbVie receiving value from the AbbVie R&D Services and as such, the AbbVie JDC Services along with the AbbVie R&D Services are considered one performance obligation (the “Collaboration Program Services”). In addition, the Company has concluded that the option to purchase two development and commercialization licenses is considered a marketing offer as the options did not provide any discounts or other rights that would be considered a material right in the arrangement, and thus, not a performance obligation at the onset of the agreement.  The consideration for these options will be accounted for when they are exercised.
As of the Effective Date of the AbbVie Collaboration Agreement, the total transaction price was determined to be $25,000, consisting solely of the AbbVie Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Effective Date of the AbbVie Collaboration Agreement, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or AbbVie. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of September 30, 2020, the Company determined that any development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at September 30, 2020.
The Company will recognize revenue related to the Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
During the three and nine months ended September 30, 2020, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $2,402 and $16,351, respectively. As of September 30, 2020, there was $8,479 of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as current on the unaudited condensed consolidated balance sheet.

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
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services were provided. The Company recognized $41 and $122 of revenue under the Dermelix Collaboration Agreement during the three and nine months ended September 30, 2020, respectively, which reflects reimbursement by Dermelix for additional costs incurred by Exicure for early stage development costs beyond the initial $1,000 upfront payment. The Company expects to incur additional early stage development costs and expects to be reimbursed by Dermelix for such costs under the terms of the Dermelix Collaboration Agreement. The Company will recognize both revenue and research and development expense for such costs on a gross basis during the period in which those costs are incurred. The Company recognized $527 and $986 of revenue under the Dermelix Collaboration Agreement during the three and nine months ended September 30, 2019, respectively, which related to amortization of the above-mentioned deferred revenue related to the upfront payment for services provided during that period.
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	September 30, 2020	December 31, 2019
Prepaid clinical, contract research and manufacturing costs	$1,240	$481
Interest receivable	383	236
Prepaid insurance	58	533
Other	1,003	705
Prepaid expenses and other current assets	$2,684	$1,955

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	September 30, 2020	December 31, 2019
Scientific equipment	$3,048	$2,795
Leasehold improvements	192	192
Computers and software	53	32
Furniture and fixtures	41	41
Construction in process	2,424	356
Property and equipment, gross	5,758	3,416
Less: accumulated depreciation	(1,489)	(1,317)
Property and equipment, net	$4,269	$2,099
Depreciation and amortization expense was $159 and $91 for the three months ended September 30, 2020 and 2019, respectively, and $494 and $265 for the nine months ended September 30, 2020 and 2019, respectively.
Other noncurrent assets

	September 30, 2020	December 31, 2019
Restricted cash	$1,200	$—
Prepaid services	214	—
Other	—	32
Total other noncurrent assets	$1,414	$32
Accrued expenses and other current liabilities

	September 30, 2020	December 31, 2019
Accrued payroll-related expenses	$921	$920
Accrued legal expenses	245	254
Accrued clinical, contract research and manufacturing costs	554	515
Common stock warrant liability, current	71	—
Lease liability, current	177	292
Accrued other expenses	156	454
Accrued expenses and other current liabilities	$2,124	$2,435
Other noncurrent liabilities

	September 30, 2020	December 31, 2019
Accrued loan fee payable	$656	$—
Total other noncurrent liabilities	$656	$—

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5. Investments
As of September 30, 2020 and December 31, 2019, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of September 30, 2020:

One year or less	96%
After one year but within two years	4%
Total	100%

All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$14,932	$11	$—	$14,943
Corporate notes/bonds	43,965	163	(2)	44,126
U.S. Treasuries	2,254	11	—	2,265
U.S. Government agency securities	1,270	17	—	1,287
	$62,421	202	(2)	62,621

	December 31, 2019
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$13,932	$1	$(2)	$13,931
Corporate notes/bonds	36,620	1	(24)	36,597
U.S. Treasuries	4,513	—	(1)	4,512
U.S. Government agency securities	9,786	—	(2)	9,784
	$64,851	$2	$(29)	$64,824

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6. Debt
MidCap Credit Agreement
On September 25, 2020, the Company and its wholly owned subsidiary, Exicure Operating Company, entered into a Credit and Security Agreement, as amended on October 21, 2020, (the “MidCap Credit Agreement”), with MidCap Financial Trust (“MidCap”), as agent, and the lenders party thereto from time to time.
The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25,000 (the “MidCap Credit Facility”). The Company borrowed the first advance of $17,500 (“Tranche 1”) on September 25, 2020 (the “Closing Date”). Under the terms of the MidCap Credit Agreement, the second advance of $7,500 (“Tranche 2”) will be available to the Company from April 1, 2021 to September 30, 2021, subject to the Company’s satisfaction of certain conditions described in the MidCap Credit Agreement. The proceeds from the MidCap Credit Facility are expected to be used for working capital and general corporate purposes.
Tranche 1, and if borrowed Tranche 2, each bear interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025 (the “Maturity Date”). Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. In connection with execution of the Midcap Credit Agreement, the Company paid MidCap a $125 origination fee.

At the Maturity Date or on any earlier date on which all amounts advanced to the Company become due and payable in full, or are otherwise paid in full, the Company is required to pay an exit fee equal to 3.75% of the principal amount of all loans advanced to the Company under the MidCap Credit Agreement. Upon the advance of Tranche 1, the Company accrued $656 for the related exit fee.
The Company’s obligations under the MidCap Credit Agreement are secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge). Additionally, the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the MidCap Credit Agreement.
The MidCap Credit Agreement contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.
The MidCap Credit Agreement also contains customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, delisting of the Company’s common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, the agent and the lenders may declare all or a portion of the Company’s outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased by 2.0%.
Total proceeds, net of fees and issuance costs, borrowed under Tranche 1 were $16,496. Estimated fees and issuance costs of $348, as well as fees of $656 that are payable to MidCap at maturity of Tranche 1, are recorded as a reduction to the carrying amount of long-term debt on the Company’s balance sheet and will be amortized to interest expense through the maturity date of October 1, 2025 using the effective interest method. Estimated fees and issuance costs of $73 attributed to the amount available to be borrowed under Tranche 2 were paid or accrued and recorded as deferred financing costs (other assets) and will be recorded as a reduction in the carrying amount of long-term debt in future periods if amounts are borrowed under Tranche 2.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Hercules Loan Agreement
On March 2, 2020, pursuant to the terms of the loan agreement with Hercules Technology Growth Capital (“Hercules”) and subsequent amendments thereto (the “Hercules Loan Agreement”), the Company repaid all remaining outstanding obligations under the Hercules Loan Agreement as of the maturity date, including the outstanding principal balance of $4,999 and the end of term fee of $100.
As of September 30, 2020, the aggregate carrying value of the Company’s long-term debt is $16,500.
As of September 30, 2020, the principal maturities of the Company’s long-term debt were as follows:

September 30, 2020
2020 (remaining three months)	$—
2021	—
2022	1,459
2023	5,833
2024	5,833
2025	4,375
Principal balance outstanding	$17,500
less: unamortized discount and debt issuance costs	(1,000)
Long-term debt	$16,500
Current portion	—
Noncurrent portion	$16,500
The Company paid interest of $0 and $152 during the three months ended September 30, 2020 and 2019, respectively, and $142 and $453 during the nine months ended September 30, 2020 and 2019, respectively, all related to the Hercules Loan Agreement. Interest payments in connection with the MidCap Credit Agreement commence in the fourth quarter of 2020.
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
The initial annual base rent during the Original Term is approximately $1,113 for the first 12-month period of the Original Term, payable in monthly installments beginning on the Commencement Date. Base rent thereafter is subject to annual increases of 3%, for an aggregate amount of $12,761 over the Original Term. The Company must also pay its proportionate share of certain operating expenses and taxes for each calendar year during the term. During the first 12-month period of the Original Term, the base rent and the Company's proportionate share of operating expenses and taxes are subject to certain abatements.
In connection with the Chicago Lease, the Company will maintain a letter of credit for the benefit of the Landlord in an initial amount of $1,200, which amount is subject to reduction over time. Upon execution of the Chicago Lease, the Company paid to the Landlord the first installment of base rent and the estimated monthly amount of its pro rata share of taxes and its pro rata share of operating expenses in the aggregate amount of $87

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

which amount had been adjusted for the abatement as set forth in the lease agreement. The Company also paid the Landlord a net amount of $697 toward tenant improvements.
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s unaudited condensed consolidated balance sheet at September 30, 2020.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the original term of 10 years. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of September 30, 2020, the Company determined it is not reasonably certain that the renewal option would be exercised.
Skokie Lease
The Company’s lease agreement for office and laboratory space in Skokie, Illinois commenced in March 2012 and expires in February 2021 (the “Skokie Lease”). In connection with the Company’s relocation of its headquarters from Skokie, Illinois to its new facility in Chicago, Illinois on July 1, 2020, the Company determined that the remaining useful life of the right of use asset underlying the Skokie Lease at June 30, 2020 was zero and therefore recognized remaining amortization expense related to the Skokie Lease of $211 during the three month period then ended.
The Company’s lease agreement for office space at a multi-tenant facility in Cambridge, Massachusetts commenced in March 2019 and is month-to-month (the “Cambridge Lease”). The Cambridge Lease is cancellable at any time. Due to the nature of the Cambridge Lease, the Company determined that it represented a short-term lease with an initial term of less than twelve months and, as such, the Cambridge Lease is not recorded on the balance sheet and related lease costs are recognized in the statement of operations as they are incurred.
Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

September 30, 2020
Weighted-average remaining lease term	9.6 years
Weighted-average discount rate	8.4%
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$333	$84	$712	$252
Short term lease costs	29	42	96	79
Variable lease costs	172	84	322	259
Total lease costs	$534	$210	$1,130	$590

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company made cash payments for operating leases of $490 and $207 during the three months ended September 30, 2020 and 2019, respectively, and $1,717 and $634 during the nine months ended September 30, 2020 and 2019, respectively.
Maturities of the Company’s lease liability as of September 30, 2020 were as follows:

Years Ending December 31,	Operating Leases
2020 (remaining three months)	$166
2021	952
2022	1,163
2023	1,198
2024	1,235
2025	1,272
Thereafter	6,207
Total	$12,193
Less: imputed interest	(3,929)
Total lease liability	$8,264

Current operating lease liability	$177
Noncurrent operating lease liability	8,087
Total lease liability	$8,264
8. Stockholders’ Equity
Preferred Stock
As of September 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of September 30, 2020 and December 31, 2019, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of September 30, 2020 and December 31, 2019, the Company had 87,228,586 shares and 86,069,263 shares issued and outstanding, respectively.
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
Common Stock Warrants
As of September 30, 2020, warrants to purchase 413,320 shares of common stock at a price of $3.00 per share remain outstanding. The Warrants expire as follows: 163,174 warrants expire on March 27, 2021; 132,884 expire on April 28, 2021; and 117,262 expire on May 3, 2021. The Warrants are classified as a liability which is remeasured each period at fair value. See Note 12, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2020:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2019	$(27)	$(27)
Other comprehensive income (loss) before reclassifications	10	10
Net current period other comprehensive income	10	10
Balance at March 31, 2020	$(17)	$(17)
Other comprehensive income (loss) before reclassifications	352	352
Net losses (gains) reclassified from accumulated other comprehensive loss	3	3
Net current period other comprehensive income	355	355
Balance at June 30, 2020	$338	$338
Other comprehensive income (loss) before reclassifications	(138)	(138)
Net current period other comprehensive income	(138)	(138)
Balance at September 30, 2020	$200	$200

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The net loss reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2020 resulted from sales of available-for-sale securities prior to maturity. The gross realized gains and gross realized losses of these sales for the nine months ended September 30, 2020 were $23 and $6, respectively. The basis on which the cost of the securities was determined was specific identification. Proceeds related to these sales were $9,404.
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
As of September 30, 2020, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 2,219,311.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$247	$199	$607	$423
General and administrative expense	371	312	996	1,016
	$618	$511	$1,603	$1,439

Unamortized equity-based compensation expense at September 30, 2020 was $4,767, which is expected to be amortized over a weighted-average period of 2.8 years.
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

	Nine Months Ended September 30,
	2020	2019
Expected term	5.2 to 6.1 years	5.3 to 6.1 years
Risk-free interest rate	0.31% to 1.68%; weighted avg. 0.61%	1.69% to 2.56%; weighted avg. 2.16%
Expected volatility	81.0% to 85.8%; weighted avg. 83.8%	83.2% to 86.7%; weighted avg. 84.9%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the nine months ended September 30, 2020 and 2019 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Nine months ended September 30, 2020	$1.19 to $2.80; weighted avg. $1.91	$1.19 to $2.80; weighted avg. $1.94
Nine months ended September 30, 2019	$2.32 to $2.95: weighted avg. $2.75	$2.32 to $2.95: weighted avg. $2.75

The weighted-average grant date fair value of common stock options granted in the nine months ended September 30, 2020 and 2019 was $1.33 and $1.96 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2019	5,697,714	$2.34	6.7	$4,625
Granted	2,630,248	1.94
Exercised	(78,139)	0.88
Forfeited	(510,042)	2.67
Outstanding - September 30, 2020	7,739,781	$2.20	6.7	$2,090
Exercisable - September 30, 2020	4,565,863	$2.12	4.9	$1,657
Vested and Expected to Vest - September 30, 2020	7,739,781	$2.20	6.7	$2,090

The aggregate intrinsic value of common stock options exercised during the nine months ended September 30, 2020 and 2019 was $74 and $13, respectively.
10. Income Taxes
The Company incurred a pretax loss in each of the three and nine months ended September 30, 2020 and 2019, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and nine months ended September 30, 2020 and 2019 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
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
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and nine months ended September 30, 2020 and 2019.
The following is the computation of loss per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8,822)	$(5,816)	$(11,983)	$(16,322)
Weighted-average basic and diluted common shares outstanding	87,227,136	64,651,040	87,160,520	51,200,072
Basic and diluted loss per common share	$(0.10)	$(0.09)	$(0.14)	$(0.32)
The outstanding securities presented below were excluded from the calculation of loss per common share for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of September 30,
	2020	2019
Options to purchase common stock	7,739,781	5,157,419
Warrants to purchase common stock	413,320	413,320
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,961	$3,961	$—	$—
Short-term investments:
Commercial paper	14,943	—	14,943	—
Corporate notes/bonds	44,126	—	44,126	—
U.S. Treasuries	2,265	—	2,265	—
U.S. government agency securities	1,287	—	1,287	—
Total financial assets	$66,582	$3,961	$62,621	$—

Liabilities
Common stock warrant liability	$71	$—	$—	$71
Total financial liabilities	$71	$—	$—	$71
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$31,078	$31,078	$—	$—
Commercial paper	2,498	—	2,498	—
Short-term investments:
Commercial paper	11,433	—	11,433	—
Corporate notes/bonds	36,597	—	36,597	—
U.S. Treasuries	4,512	—	4,512	—
U.S. government agency securities	9,784	—	9,784	—
Total financial assets	$95,902	$31,078	$64,824	$—

Liabilities
Common stock warrant liability	$414	$—	$—	$414
Total financial liabilities	$414	$—	$—	$414
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
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at September 30, 2020:

September 30, 2020
Expected term	0.5 years
Risk-free interest rate	0.1%
Expected volatility	88.97%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at September 30, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $17. A 10% change in the estimate of fair value of the common stock at September 30, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $24.
The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended September 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2019	$414
Additions
Gain included in other income (expense), net	(343)
Balance at September 30, 2020	$71
13. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “Assigned Field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2019, all pending patent applications under the Wound Healing License have been abandoned. As of September 30, 2020, the Company has paid to NU an aggregate of $8,279 in consideration of each of the obligations described above.
14. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $75 in each of the nine months ended September 30, 2020 and 2019 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.
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

Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We are working to advance our SNA therapeutic candidate cavrotolimod (AST-008) in an ongoing Phase 1b/2 clinical trial in cancer patients.
We believe that one of the key strengths of our proprietary SNAs is that they have the potential to enter a number of different cells and organs. We have shown in clinical and preclinical studies that SNAs may have therapeutic potential in immuno-oncology and dermatology. In addition, we have shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, we have expanded our pipeline into neurology, and have conducted early stage research activities in ophthalmology, pulmonology, and gastroenterology.
The table below sets forth the current status of development of our SNA therapeutic candidates:
___________
(1) In combination with checkpoint inhibitors.

Immuno-oncology, Cavrotolimod (AST-008)
Cavrotolimod (AST-008) is a toll-like receptor 9, or TLR9, agonist designed for immuno-oncology applications utilizing the key strengths of our SNA technology. TLR9 agonists bind to and activate TLR9. We believe cavrotolimod (AST-008) may be used for immuno-oncology applications in combination with checkpoint inhibitors. We have observed that, in preclinical studies in a variety of tumor models, cavrotolimod (AST-008), applied in combination with certain checkpoint inhibitors, exhibited anti-tumor responses and survival rates that were greater than those demonstrated by checkpoint inhibitors alone. We have also demonstrated that cavrotolimod (AST-008) was active when administered subcutaneously, intratumorally or intravenously, in both prevention and established mouse tumor models. The administration of cavrotolimod (AST-008) also produced localized as well as abscopal anti-tumor activity in mouse cancer models. Additionally, the administration of cavrotolimod (AST-008) in combination with certain checkpoint inhibitors conferred adaptive immunity in breast and colon cancer mouse models. In mouse tumor models, administration of cavrotolimod (AST-008) with anti-PD-1 antibodies suppresses regulatory T-cells, or Tregs, and myeloid-derived suppressor cells, or MDSCs, and increases the levels of CD8 effector T-cells. We believe these important results suggest that the combination of immuno-oncology SNAs and checkpoint inhibitors could potentially treat a larger proportion of cancer patients than checkpoint inhibitors alone.
We commenced a Phase 1b/2 clinical trial of cavrotolimod (AST-008) in patients with advanced solid tumors in late 2018. The Phase 1b stage was an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral cavrotolimod (AST-008) injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We have completed the enrollment of the Phase 1b stage of the clinical trial. The 20 patients from the Phase 1b stage included those with advanced or metastatic Merkel cell carcinoma (“MCC”), head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma (“CSCC”), melanoma and leiomyosarcoma. At the time of enrollment, 85% of patients were experiencing progressive disease despite treatment with PD-1 blockade and 65% of patients had been treated with 2 or more lines of systemic therapy. We have presented our findings from the Phase 1b stage in multiple public disclosures, including at numerous scientific meetings, in December 2019 when we reported preliminary results showing potential signs of anti-tumor activity in patients with MCC, and at a virtual meeting we hosted in September 2020. The key results from the Phase 1b stage include:

•No observed treatment-related serious adverse events (“SAEs”) or dose limiting toxicity (DLT);
•Cavrotolimod (AST-008) was well tolerated with 98% of all treatment-emergent adverse events (AEs) assessed as Grade 1 or 2 in severity; the most common adverse events were flu-like symptoms and injection site reactions, which we believe reflects local and systemic immune activation and are commonly expected effects from TLR9 activation;
•Confirmed overall response rate (“ORR”) of 21% (4/19 evaluable patients) in the Phase 1b dose-escalation stage across all doses, with 1 complete response and 3 partial responses;
•Confirmed ORR 33% (2/6 patients) in the highest dose cohort (32 mg), which was selected as the Phase 2 recommended dose;
•Overall responses occurred in two patients with advanced MCC and two patients with melanoma;
•Three of four responders were progressing on anti-PD-1 therapy at the time of enrollment;
•Durable and ongoing responses, with progression-free survival exceeding six months in all four responders and 16 months in two responders;
•In addition to the four confirmed responses, target tumor shrinkage occurred in one CSCC patient and two melanoma patients, thus 37% of evaluable patients experienced target tumor shrinkage;
•Systemic or abscopal effects were observed, with regression in noninjected tumors distant from injected lesions;

•Increases in leukocytes in injected tumors after cavrotolimod (AST-008) alone and in combination with pembrolizumab versus baseline. Uninjected tumors also showed increased immune cell levels after patients received cavrotolimod (AST-008) plus pembrolizumab;
•Dose-dependent activation of key immune cells, including cytotoxic T cells and natural killer cells, as well as increases in cytokine/chemokine levels in patient blood after cavrotolimod (AST-008) treatment alone, and cavrotolimod (AST-008) plus pembrolizumab treatment; and
•The cavrotolimod pharmacodynamic profile corroborated the efficacy data, as increased serum cytokines/chemokines, activated immune cells, and tumor infiltration by immune cells were observed.
Using these data, a recommended Phase 2 dose of 32 mg cavrotolimod (AST-008) has been identified for the Phase 2 portion of the clinical trial which is currently underway, whereby cavrotolimod (AST-008) is being given in combination with pembrolizumab or cemiplimab for the treatment of locally advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma, respectively, in patients with progression despite approved anti-PD-(L)1 therapy. We plan to enroll two separate cohorts of patients with advanced or metastatic MCC or CSCC. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. In addition, we have added an exploratory cohort to include patients with melanoma who have progressed on PD-(L)-1 therapy and MCC patients who do not qualify for the primary MCC cohort. On June 16, 2020, we reported that we dosed the first patient in the MCC cohort of the trial.
The diagram below illustrates our planned design of the Phase 2 portion of the trial (not including the exploratory cohort):Cavro: Cavrotolimod (AST-008); RP2D: Recommended Phase 2 dose; Pembro: Pembrolizumab

As of October 31, 2020, we had 14 clinical trial sites open for enrollment and 7 additional sites pending activation. We expect to open up to 25 sites for the Phase 2 stage of the clinical trial. Through October 31, 2020, we have dosed 7 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the study, including the primary and exploratory cohorts. Including the 6 patients dosed with 32mg of cavrotolimod (AST-008) in the Phase 1b portion of the study, a total of 13 patients have been dosed with 32 mg of cavrotolimod (AST-008). Currently, 1 of the 13 patients dosed with 32 mg of cavrotolimod (AST-008) has experienced a treatment-related SAE as determined by the clinical trial investigator. This treatment-related SAE consisted of hypotension, flu-like symptoms and subsequently resolved. None of the 14 patients dosed in the Phase 1b portion of the study with doses of cavrotolimod (AST-008) less than 32 mg experienced a treatment related SAE. Thus, as of October 31, 2020, in total, 1 of 27 patients treated with cavrotolimod (AST-008) have experienced a treatment related SAE.
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
Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of Friedreich’s ataxia, or FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions such as hypertrophic cardiomyopathy, myocardial fibrosis and heart failure. The typical age of onset for FA is between 5 and 15 years. An estimated 13,000 patients in the United States and EU5 countries are affected by FA. There are currently no FDA-approved treatments for FA.
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
Other operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and primarily all of our $33.3 million in revenue since inception through September 30, 2020 has been earned through our research collaboration license and option agreement with AbbVie, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue Collaboration Agreement, as a primary contractor or as a subcontractor on government grants, or through our research collaboration license and option agreement with Dermelix.
Since our inception, we have primarily funded our operations through sales of our securities and collaborations. Through September 30, 2020, we have raised net proceeds of $190.1 million from the sale of common stock and preferred stock. We have also received $36.0 million in upfront payments under our current collaborations, including an upfront payment of $25.0 million we received in November 2019 in connection with the AbbVie Collaboration Agreement and an upfront payment of $1.0 million we received in February 2019 in connection with the Dermelix Collaboration Agreement. On September 25, 2020, we also borrowed $17.5 million under the terms of a credit and security agreement with MidCap Financial Trust (as described further below). As of September 30, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $95.3 million.
Since our inception, we have incurred significant operating losses. As of September 30, 2020, we have generated an accumulated deficit of $112.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
COVID-19 Business Update
With the global spread of the COVID-19 pandemic during 2020, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. As of the date of this filing, Illinois is under “Phase 4” of the Restore Illinois Plan, which is intended to permit the expansion of business and community operations based on their compliance with the safety guidelines described in the regulations, with new mitigation measures that may require additional restrictions or adaptations being applied on a regional basis within the State of Illinois based on risk levels depending on the health progress of each region to prevent the ongoing spread of COVID-19. As of the date of this filing, new mitigation measures requiring additional restrictions became effective in the region in which the city of Chicago is located.
Business and R&D operations
Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with 100% of our R&D staff on-site. Our office and general and administrative team continues to work predominantly from home. Our preclinical development program in FA is ongoing and we continue to expect that IND-enabling studies for XCUR-FXN will begin in late 2020. We also continue to progress our collaborations with AbbVie and Dermelix. However, if the COVID-19 pandemic or its impact or effects continues to persist for an extended period of time, we could experience additional delays in our enrollment of patients for the Phase 2 trial of cavrotolimod (AST-008) and significant disruptions to our preclinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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

Clinical operations
We have one active clinical program, cavrotolimod (AST-008). We have completed enrollment for the Phase 1b stage of the clinical trial and have begun the Phase 2 dose expansion phase in patients with advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma. During the third quarter of 2020, we have observed delays in our enrollment plans for the Phase 2 dose expansion phase of the trial. The effects of the COVID-19 pandemic or its impact may have contributed to such delays. As a result, we have taken additional measures to increase the enrollment of patients, including frequent interaction with our clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that we may continue to enroll patients as initially planned. However, these delays have caused us to lengthen our clinical development timeline for cavrotolimod (AST-008), and we now expect to report overall response rate (“ORR”) results in the first half of 2022 rather than by year end 2021 as previously guided.

We remain committed to maintaining our development plans for cavrotolimod (AST-008) and continue to monitor and manage the rapidly evolving situation. We have taken and continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Should the COVID-19 pandemic or its impact or effects continue, our ability to maintain patient enrollment and our clinical development timeline could continue to be negatively impacted. We could also see an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic or its impact or effects continues to persist for an extended period of time, we could experience additional delays in our enrollment of patients for the Phase 2 trial of cavrotolimod (AST-008) and significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Liquidity and capital resources
As of September 30, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $95.3 million. Based on our current operating plans, we believe that existing working capital at September 30, 2020, including amounts borrowed and available under the MidCap Credit Facility (see below), is sufficient to fund our operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Revenue:
Collaboration revenue	$2,443	$527	$1,916	364%
Total revenue	2,443	527	1,916	364%
Operating expenses:
Research and development expense	9,139	4,245	4,894	115%
General and administrative expense	2,424	2,228	196	9%
Total operating expenses	11,563	6,473	5,090	79%
Operating loss	(9,120)	(5,946)	(3,174)	53%
Other income (expense), net:
Dividend income	2	228	(226)	(99)%
Interest income	205	1	204	20,400%
Interest expense	(27)	(203)	176	(87)%
Other income (expense), net	118	104	14	13%
Total other income (expense), net	298	130	168	129%
Net loss	$(8,822)	$(5,816)	$(3,006)	52%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$2,402	$—	$2,402	n/m
Dermelix Collaboration Agreement	41	527	(486)	(92)%
Total collaboration revenue	$2,443	$527	$1,916	364%
Total revenue	$2,443	$527	$1,916	364%

We recognized collaboration revenue in the amount of $2.4 million during the three months ended September 30, 2020, which is primarily related to activities performed under the AbbVie Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the AbbVie Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the AbbVie Collaboration Agreement. At September 30, 2020, deferred revenue under the AbbVie Collaboration Agreement was $8.5 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the AbbVie Collaboration Agreement. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement or the Dermelix License Agreement or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Platform and discovery-related expense	$4,055	$1,068	$2,987	280%
Clinical development programs expense	2,173	1,447	726	50%
Employee-related expense	2,112	1,440	672	47%
Facilities, depreciation, and other expenses	799	290	509	176%
Total research and development expense	$9,139	$4,245	$4,894	115%

Full time employees	48	26	22

Research and development expense was $9.1 million for the three months ended September 30, 2020, reflecting an increase of $4.9 million, or 115%, from research and development expense of $4.2 million for the three months ended September 30, 2019. Since September 30, 2019, we have increased our full-time employee staffing in research and development from 26 to 48 at September 30, 2020. The increase in research and development expense for the three months ended September 30, 2020 of $4.9 million reflects this increased staffing level and the related increase in research and development activities, in addition to the growth in clinical trial activities. More specifically, the increase in research and development expense for the three months ended September 30, 2020 of $4.9 million was primarily due to higher platform and discovery-related expense of $3.0 million, a net increase in costs related to our clinical development programs of $0.7 million, higher employee-related expenses of $0.7 million, and higher facilities, depreciation, and other expenses in the amount of $0.5 million.
The increase in platform and discovery-related expense of $3.0 million is mostly due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to the AbbVie Collaboration Agreement, our FA program, XCUR-FXN, and our discovery efforts for other therapeutic candidates for neurology and ophthalmology.
The net increase in clinical development programs expense for the three months ended September 30, 2020 of $0.7 million was primarily due to manufacturing costs in connection with the initiation of the Phase 2 phase of our Phase 1b/2 clinical trial for cavrotolimod (AST-008) and other higher clinical trial expenses.
The increase in employee-related expense for the three months ended September 30, 2020 of $0.7 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2020 for existing employees, partially offset by lower recruiting costs. The increase in facilities, depreciation, and other expenses for the three months ended September 30, 2020 of $0.5 million was mostly due to higher lease costs related to our Chicago Lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.
We expect our research and development expenses to increase in the fourth quarter of 2020 and during 2021 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
General and administrative expense	$2,424	$2,228	196	9%
Full time employees	9	7	2
General and administrative expense was $2.4 million for the three months ended September 30, 2020, representing an increase of $0.2 million, or 9%, from $2.2 million for the three months ended September 30, 2019. The increase for the three months ended September 30, 2020 is mostly due to higher accounting and franchise tax costs, costs associated with a one-time gift to an academic research institution, and higher D&O insurance premium costs, partially offset by the absence of recruiting costs that were incurred in the prior year period.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Revenue:
Collaboration revenue	$16,473	$986	$15,487	1,571%
Total revenue	16,473	986	15,487	1,571%
Operating expenses:
Research and development expense	22,222	11,073	11,149	101%
General and administrative expense	7,227	6,421	806	13%
Total operating expenses	29,449	17,494	11,955	68%
Operating loss	(12,976)	(16,508)	3,532	(21)%
Other income (expense), net:
Dividend income	45	415	(370)	(89)%
Interest income	832	3	829	27,633%
Interest expense	(155)	(589)	434	(74)%
Other income (expense), net	271	357	(86)	(24)%
Total other income (expense), net	993	186	807	434%
Net loss	$(11,983)	$(16,322)	$4,339	(27)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$16,351	$—	$16,351	n/m
Dermelix Collaboration Agreement	122	986	(864)	(88)%
Total collaboration revenue	$16,473	$986	$15,487	1,571%
Total revenue	$16,473	$986	$15,487	1,571%

We recognized collaboration revenue in the amount of $16.5 million during the nine months ended September 30, 2020, which is primarily related to activities performed under the AbbVie Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the AbbVie Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the AbbVie Collaboration Agreement. At September 30, 2020, deferred revenue under the AbbVie Collaboration Agreement was $8.5 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the AbbVie Collaboration Agreement. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement.
The collaboration revenue of $1.0 million during the nine months ended September 30, 2019 related to the reimbursable research and development activities performed under the Dermelix Collaboration Agreement, for which related costs are presented on a gross basis in the accompanying unaudited condensed consolidated statement of operations.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement or the Dermelix License Agreement or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Platform and discovery-related expense	$9,620	$3,397	$6,223	183%
Clinical development programs expense	5,438	3,303	2,135	65%
Employee-related expense	5,379	3,508	1,871	53%
Facilities, depreciation, and other expenses	1,785	865	920	106%
Total research and development expense	$22,222	$11,073	$11,149	101%

Full time employees	48	26	22

Research and development expense was $22.2 million for the nine months ended September 30, 2020, reflecting an increase of $11.1 million, or 101%, from research and development expense of $11.1 million for the nine months ended September 30, 2019. Since September 30, 2019, we have increased our full-time employee staffing in research and development from 26 to 48 at September 30, 2020. The increase in research and development expense for the nine months ended September 30, 2020 of $11.1 million reflects this increased staffing level and the related increase in research and development activities, in addition to the growth in clinical trial activities. More specifically, the increase in research and development expense for the nine months ended September 30, 2020 of $11.1 million was primarily due to higher platform and discovery-related expense of $6.2 million, a net increase in costs related to our clinical development programs of $2.1 million, higher employee-related expenses of $1.9 million, and higher facilities, depreciation, and other expenses in the amount of $0.9 million.
The increase in platform and discovery-related expense of $6.2 million is mostly due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to the AbbVie Collaboration Agreement, our FA program, XCUR-FXN, and our discovery efforts for other therapeutic candidates for neurology and ophthalmology.
The net increase in clinical development programs expense for the nine months ended September 30, 2020 of $2.1 million was primarily due to manufacturing costs in connection with the initiation of the upcoming Phase 2 phase of our Phase 1b/2 clinical trial for cavrotolimod (AST-008) and other higher clinical trial expenses, partially offset by lower clinical trial expenses for XCUR17.
The increase in employee-related expense for the nine months ended September 30, 2020 of $1.9 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2020 for existing employees and higher recruiting costs. The increase in facilities, depreciation, and other expenses for the nine months ended September 30, 2020 of $0.9 million was mostly due to the acceleration of amortization expense for our right-of-use asset related to our Skokie lease which we no longer use effective July 1, 2020 due to our move to our Chicago headquarters, higher lease costs related to our Chicago Lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.

We expect our research and development expenses to increase in fourth quarter of 2020 and during 2021 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
General and administrative expense	$7,227	$6,421	806	13%
Full time employees	9	7	2

General and administrative expense was $7.2 million for the nine months ended September 30, 2020, representing an increase of $0.8 million, or 13%, from $6.4 million for the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020 is mostly due to higher legal and accounting costs associated with operating as a public company, higher franchise tax costs, higher D&O insurance premium costs, and costs associated with a one-time gift to an academic research institution, partially offset by lower recruiting costs and travel and related costs.
Dividend income
The decrease in dividend income of $0.4 million in the nine months ended September 30, 2020 was the result of lower average balances invested in money market funds as compared to the prior-year period.
Interest income
The increase in interest income of $0.8 million in the nine months ended September 30, 2020 as compared to the same period in the prior year was the result of higher average balances invested in available for sale securities as compared to the prior-year period.
Interest expense
The decrease in interest expense of $0.4 million in the nine months ended September 30, 2020 as compared to the same period in the prior year was mostly due to lower interest expense resulting from the repayment of outstanding obligations under the Hercules Loan Agreement upon maturity on March 2, 2020.

Liquidity and Capital Resources
As of September 30, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $95.3 million. Based on our current operating plans, we believe that existing working capital at September 30, 2020, including amounts borrowed and available under the MidCap Credit Facility (see below), is sufficient to fund our operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
On September 25, 2020, we borrowed the first advance of $17.5 million (Tranche 1) under the terms of the MidCap Credit Agreement (as discussed further below). The second advance of $7.5 million (Tranche 2) will be available to us from April 1, 2021 to September 30, 2021, subject to our satisfaction of certain conditions described in the MidCap Credit Agreement. See “—MidCap Credit Agreement” below for additional information.

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
Similar to other development stage biotechnology companies, we have not generated any revenue since inception. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of September 30, 2020, we have generated an accumulated deficit of $112.1 million.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
	(unaudited)
Net cash used in operating activities	$(27,463)	$(14,013)
Net cash used in investing activities	(3,330)	(462)
Net cash provided by financing activities	14,992	58,599
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,801)	$44,124

Operating activities
Net cash used in operating activities was $27.5 million and $14.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2020 of $13.5 million was primarily due to higher cash used for working capital and the absence of the $1.0 million upfront payment in connection with the Dermelix Collaboration Agreement, which was received during the same period in the prior year.
Investing activities
Net cash used in investing activities was $3.3 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used in investing activities of $2.9 million was primarily due to the purchase of $3.1 million in scientific equipment as well as the purchase, net of maturities, of available-for-sale securities of $0.3 million.
Financing activities
Net cash provided by financing activities of $15.0 million for the nine months ended September 30, 2020 is primarily due to the net proceeds we received of $17.3 million during the period in connection with the MidCap Credit and Security Agreement (see below), as well as the net proceeds received from the sale of shares of our common stock in the amount of $2.8 million pursuant to the partial exercise of the option to purchase additional shares by the underwriters from our December 2019 financing, partially offset by the repayment of the Hercules loan in the amount of $5.0 million upon the loan’s maturity.

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
MidCap Credit and Security Agreement
On September 25, 2020, the Company and its wholly owned subsidiary, Exicure Operating Company, entered into a Credit and Security Agreement, as amended on October 21, 2020, (the “MidCap Credit Agreement”), with MidCap Financial Trust (“MidCap”), as agent, and the lenders party thereto from time to time.

The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25.0 million (the “MidCap Credit Facility”). We borrowed the first advance of $17.5 million (“Tranche 1”) on September 25, 2020 (the “Closing Date”). Under the terms of the MidCap Credit Agreement, the second advance of $7.5 million (“Tranche 2”) will be available to us from April 1, 2021 to September 30, 2021, subject to our satisfaction of certain conditions described in the MidCap Credit Agreement. The proceeds from the MidCap Credit Facility are expected to be used for working capital and general corporate purposes.
Tranche 1, and if borrowed Tranche 2, each bear interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025 (the “Maturity Date”). Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. In connection with execution of the MidCap Credit Agreement, we paid MidCap a $125,000 origination fee.
At the Maturity Date or on any earlier date on which all amounts advanced to us become due and payable in full, or are otherwise paid in full, we are required to pay an exit fee equal to 3.75% of the principal amount of all loans advanced to us under the MidCap Credit Agreement.
Our obligations under the MidCap Credit Agreement are secured by a security interest in substantially all of our assets, excluding intellectual property (which is subject to a negative pledge). Additionally, our future subsidiaries, if any, may be required to become co-borrowers or guarantors under the MidCap Credit Agreement.
The MidCap Credit Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.
The MidCap Credit Agreement also contains customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, delisting of our common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, the agent and the lenders may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased by 2.0%.

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

Based on our current operating plans, we believe that our existing working capital at September 30, 2020, including amounts borrowed and available under the MidCap Credit Facility, is sufficient to fund our operations into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
MidCap Credit and Security Agreement
On September 25, 2020, we borrowed the first advance of $17.5 million (Tranche 1) under the terms of the MidCap Credit Agreement (as discussed further above). Tranche 1 bears interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on the Tranche 1 loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025. Upon termination of the MidCap Credit Agreement, we are required to pay an exit fee equal to 3.75% of the principal amount of all loans advanced to us under the MidCap Credit Agreement.

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
As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. We have a limited operating history. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of September 30, 2020, we have generated an accumulated deficit of $112.1 million. For the nine months ended September 30, 2020 and 2019, our net loss was $12.0 million and $16.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including an institutional review board, or IRB, approval to conduct clinical trials at particular sites for, and successfully commercializing, our therapeutic candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or a future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and COVID-19-related developments including the extent to which they may interact with any of the foregoing factors.

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
•further delays in enrolling research subjects in clinical trials;

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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of September 30, 2020, we had $32.7 million in cash, cash equivalents, and restricted cash and $62.6 million in short-term investments. Based on our current operating plans, we believe that existing working capital at September 30, 2020, including amounts borrowed and available under the MidCap Credit Facility, is sufficient to fund our operations into 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our collaboration, option, and license agreement with AbbVie Inc., or AbbVie, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix LLC, or Dermelix, or as a primary contractor or as a subcontractor on government grants, proceeds from our credit and security agreement with MidCap Financial Trust, or MidCap, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.
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
As of the date of this filing, new mitigation measures have become effective in multiple regions of Illinois, including the region where the city of Chicago is located, requiring additional restrictions and adaptations being applied to prevent the ongoing spread of COVID-19. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.
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
The regions in which we operate are currently being affected by COVID-19 and have become subject to additional government-imposed mitigation measures to prevent the ongoing spread of COVID-19. Further, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by the COVID-19 pandemic or its impact or effects. During the third quarter of 2020, we have observed delays in our enrollment plans for the Phase 2 dose expansion phase of the trial. The effects of the COVID-19 pandemic or its impact may have contributed to such delays. As a result, we have lengthened our clinical development timeline for cavrotolimod (AST-008) and now expect to report ORR results in the first half of 2022 rather than by year end 2021 as previously guided. Quarantines, shelter-in-place, safer-at-home, social distancing requirements and similar government orders, business shutdowns and closures, phased re-openings or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities and CROs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, our clinical trials may involve immunocompromised patients who are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high risk areas.
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
As a result of the COVID-19 outbreak, or similar pandemics, we may experience further disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•further delays or difficulties in enrolling or maintaining patients in our clinical trials, including patients who may not be able to comply with clinical trial protocols if quarantines, shelter-in-place or safer-at-home restrictions, or social distancing practices or requirements, business shutdowns and closures, among other similar requirements or government orders, continue to impede patient movement or interrupt healthcare services;
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
If we continue to experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be further delayed or prevented.
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
•the proximity and availability of clinical trial sites for prospective patients; and
•delays or difficulties due to the COVID-19 pandemic or its impact or effects.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. We may encounter further difficulties and/or delays in completing our planned enrollments. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, or the inability to complete development of our product candidates, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with AbbVie, which began in November 2019, and Dermelix, which began in February 2019, and Purdue, with which there no active therapeutic candidates in development and which has not indicated any further interest in development, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide-based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Stoke Therapeutics, Inc., Neubase Therapeutics, Inc., Idera Pharmaceuticals, Inc., Avidity Biosciences, Checkmate Pharmaceuticals, Inc., Dyne Therapeutics, Inc., and others. These and other competitors compete with us in recruiting scientific and managerial talent, and for funding from pharmaceutical companies.

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
Our success largely depends on the continued service of key management and other specialized personnel, including David A. Giljohann, Ph.D., our Chief Executive Officer and interim Chief Financial Officer, Matthias G. Schroff, Ph.D., our Chief Operating Officer, and Douglas E. Feltner, M.D., our Chief Medical Officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs or clinical trials and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and our technology and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

We will continue to increase the size of our organization, and we may experience difficulties in managing growth.
As of September 30, 2020, we had 57 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
As of September 30, 2020, we had $32.7 million in cash, cash equivalents, and restricted cash and $62.6 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2020, our patent portfolio consists of 80 issued patents and allowed patent applications and 110 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
•HIPAA, as amended by the HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses and their business associates that perform certain services involving the use or disclosure of individually identifiable health information as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payments Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which require that certain manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and U.S. teaching hospitals with limited exceptions. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made and ownership and investment interests held during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and
•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.
Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including significant administrative, civil and/or criminal penalties, monetary damages, disgorgement, fines, imprisonment, additional integrity reporting requirements and regulatory oversight, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
There remain judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. For example, on March 2, 2020 the United States Supreme Court granted the petitions for writs of certiorari to review the U.S. Court of Appeals for the 5th Circuit ruling that the individual mandate was unconstitutional and to determine the constitutionality of the ACA in its entirety. Additionally, the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump Administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Further, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmacy benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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
Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future therapeutic candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Based on the beneficial ownership of our common stock as of September 30, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 40% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Risks Related to our Indebtedness

Our indebtedness could adversely affect our business, financial condition and competitive position.

As of September 30, 2020, after entering the MidCap Credit Agreement, we had $17.5 million of indebtedness outstanding, consisting of our borrowing under our MidCap Credit Facility.
In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
In addition, the MidCap Credit Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:
•incur additional indebtedness;
•create or incur liens;
•engage in certain fundamental changes, including mergers or consolidations;
•make investments, loans, advances, guarantees and acquisitions;
•sell or transfer assets;
•pay dividends and distributions and repurchase capital stock;
•engage in certain transactions with affiliates;
•enter into negative pledge clauses and clauses restricting subsidiary distributions;
•modify the terms of material documents.

While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future.
Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our MidCap Credit Facility. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our credit agreement, such as outstanding principal and accrued and unpaid interest thereon, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we have granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. As discussed above, the credit agreements governing the MidCap Credit Facility contain restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Resignation of Director
On November 10, 2020, Helen S. Kim resigned as a Class II director of our Board of Directors, or the Board, as well as from the Nominating and Corporate Governance Committee of the Board, effective immediately. Ms. Kim’s decision to resign was not the result of any disagreement between Ms. Kim and our Company, management, the Board or any committee thereof, on any matter relating to our operations, policies or practices. We thank Ms. Kim for her six years of service on the Board.
In connection with Ms. Kim’s resignation and in accordance with Article III, Section 3.2 of the Company’s Amended and Restated Bylaws, the Board approved a decrease in the size of our Board from nine members to eight members.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Form of Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	8-K	3.3	10/02/17	000-55764

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1	Credit and Security Agreement, dated as of September 25, 2020, by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.	8-K	10.1	10/01/20	001-39011
10.2*
Amendment No. 1 dated as of October 21, 2020 to Credit and Security Agreement, dated as of September 25, 2020, by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.

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
Date: November 12, 2020

EXICURE, INC.

By:	/s/ David A. Giljohann
David A. Giljohann, Ph.D.
President, Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Interim Principal Financial Officer)