Form 10-K
period 2020-12-31
EXICURE, INC.
filed 2021-03-11
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
None
______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $128.1 million, based on a closing price of $2.44 per share of the registrant's common stock as reported on The Nasdaq Capital Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 5, 2021, the registrant had 87,960,327 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

EXICURE, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors described in the “Risk Factor Summary” below and set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding the impact of the ongoing COVID-19 pandemic including the expected duration of disruption and immediate and long-term delays, interruptions or other adverse effects to clinical trials, patient enrollment and clinical activation, delays in regulatory review, preclinical research and development, or R&D, collaboration and partnership programs, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy overall, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations;
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
•the impact of government laws and regulations as well as developments relating to our competitors or our industry; and
•other factors that may impact our financial and clinical results.
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

SUMMARY RISK FACTORS

Investing in common stock involves numerous risks, including the risks described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

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
•Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 pandemic, in regions where we or third parties on which we rely have business operations and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.
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
Item 1. Business.
Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We are conducting IND-enabling studies for XCUR-FXN, an SNA–based therapeutic candidate, for the treatment of Friedreich’s ataxia (FA) and expect to initiate a first-in-patient Phase 1b clinical trial in 2022. We are also working to advance our SNA–based therapeutic candidate cavrotolimod (AST-008) in an ongoing Phase 1b/2 clinical trial in cancer patients.
We believe that one of the key strengths of our proprietary SNAs is that they have the potential for increased cellular uptake compared to conventional linear oligonucleotides and as a result the potential to achieve higher efficacy at the same doses of oligonucleotide administered. We have shown in clinical and preclinical studies that SNAs may have therapeutic potential in neurology, immuno-oncology and dermatology. In addition, we have shown in preclinical studies that SNAs may have therapeutic potential in ophthalmology, pulmonology, and gastroenterology. As a consequence, we have expanded our pipeline into neurology, and are conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.

In June 2020, we reported that we dosed the first patient in the metastatic Merkel cell carcinoma (MCC) cohort of the Phase 2 portion of the clinical trial of cavrotolimod (AST-008). As of February 23, 2021, we had 16 clinical trial sites open for enrollment and 7 additional sites pending activation. We expect to open up to 30 sites for the Phase 2 stage of the clinical trial. We anticipate all sites will be activated by the end of 2021. As of February 23, 2021, we had dosed 16 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. Including the six patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b portion of the clinical trial, a total of 22 patients have been dosed with 32 mg of cavrotolimod (AST-008).
The table below sets forth the current status of development of our SNA therapeutic candidates. We are also conducting early stage research activities in ophthalmology, respiratory and gastrointestinal applications. These early stage research activities are described in more detail in the section titled “Our Therapeutic Development Programs–Preclinical research programs.”
___________
(1) In combination with checkpoint inhibitors.
Impact of Covid-19
With the global spread of the coronavirus disease 2019, or COVID-19, pandemic during 2020, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. In response to the evolving COVID-19 pandemic and related public health directives, orders and guidance, and to ensure the safety and wellbeing of our employees and support community efforts to reduce transmission of COVID-19, we have implemented work-from-home policies in accordance with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with 100% of our R&D staff on-site. Our office and general and administrative team continues to work predominantly from home. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. For employees working in our laboratories and facilities, we have also taken additional safety measures, including implementing social distancing, providing and requiring the use of personal protective equipment, temperature screening, restricting business travel, and under certain circumstances, requiring COVID-19 testing to access our workplace.
R&D operations
Our preclinical development program in FA is ongoing and we began IND-enabling studies for XCUR-FXN in late 2020. We also continue to progress our collaborations with AbbVie and Dermelix. However, if the COVID-19 pandemic or its impact or effects continues to persist for an extended period of time, we could experience additional delays in our enrollment of patients for the Phase 2 trial of cavrotolimod (AST-008) and significant disruptions to our preclinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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
Clinical operations
We have one active clinical program, cavrotolimod (AST-008). We have completed enrollment for the Phase 1b stage of the clinical trial and have begun the Phase 2 dose expansion phase in patients with advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma. During the third quarter of 2020 and through December 31, 2020, we observed delays in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the trial. We believe the effects of the COVID-19 pandemic or its impact contributed to such delays. As a result, we have taken additional measures to increase the enrollment of patients, including frequent interaction with our clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that we may continue to enroll patients as initially planned, in accordance with related directives, orders and guidance from relevant health and safety authorities. However, these delays have caused us to lengthen our clinical development timeline for cavrotolimod (AST-008), and we now expect to report overall response rate, or ORR, results in the first half of 2022 rather than by year end 2021 as previously guided in September 2020.

We remain committed to maintaining our development plans for cavrotolimod (AST-008) and continue to monitor and manage the rapidly evolving situation. We have taken and continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Should the COVID-19 pandemic or its impact or effects continue, our ability to maintain patient enrollment and our clinical development timeline could continue to be negatively impacted. We could also see an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. As the COVID-19 pandemic persists for an extended period of time, we continue to be impacted and could experience additional delays in patient enrollment for our Phase 2 clinical trial of cavrotolimod (AST-008). Any significant disruptions to our clinical development timelines would further delay our anticipated timeline for results and adversely affect our business, financial condition, results of operations and growth prospects.

Our Strategy
We intend to build a leading nucleic acid therapeutics company based on our proprietary SNA technology. The key elements of our strategy are:
•Advance XCUR-FXN to clinical proof-of-concept and approval to offer meaningful benefit to Friedreich’s ataxia (FA) patients. We designed and optimized XCUR-FXN, our bi-specific FA therapeutic candidate, to increase frataxin protein levels via two distinct mechanisms and, in in vitro experiments, have observed synergistic upregulation of FXN mRNA in cells treated with XCUR-FXN compared to its mono-targeting components alone at the same total oligonucleotide dose. In FA patient-derived induced neurons, XCUR-FXN has shown potent, dose-dependent upregulation of frataxin protein. In isolated mitochondria from the same induced neurons, XCUR-FXN normalized frataxin protein levels at low concentrations, resulting in substantial improvements in mitochondrial respiration, as measured by succinate dehydrogenase (SDH) activity. We are working in collaboration with Friedreich’s Ataxia Research Alliance (FARA), to develop XCUR-FXN. We commenced IND-enabling studies for XCUR-FXN in late 2020 and expect to initiate a first-in-patient Phase 1b clinical trial in 2022.

•Expand our pipeline of therapeutic candidates for neurological disorders to fully exploit the potential of our SNA technology. We have identified multiple SNA compounds that modulate SCN9A and CLN3 mRNA, for potential treatment of neuropathic pain and CLN3 Batten disease, respectively. We are also evaluating the application of our SNA technology in additional neurological conditions with unmet medical needs, including multiple forms of spinocerebellar ataxia, amyotrophic lateral sclerosis (ALS), Angelman syndrome, and Huntington’s disease.
•Rapidly advance cavrotolimod (AST-008) through clinical development for select cancer indications. AST-008 is our most advanced therapeutic candidate. Using data from the completed Phase 1b stage of our Phase 1b/2 clinical trial, a recommended Phase 2 dose of 32 mg cavrotolimod (AST-008) was identified for the Phase 2 portion of the clinical trial which is currently underway, where cavrotolimod (AST-008) is being given in combination with pembrolizumab or cemiplimab for the treatment of locally advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma, respectively, in patients with progression despite anti-PD-(L)1 therapy. We are enrolling two separate cohorts of patients with advanced or metastatic MCC or CSCC. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. In addition, we have added an exploratory cohort to include patients with melanoma who have progressed on PD-(L)-1 therapy and MCC patients who do not qualify for the primary MCC cohort. In June 2020, we reported that we dosed the first patient in the MCC cohort of the trial. As of February 23, 2021, we had 16 clinical trial sites open for enrollment and 7 additional sites pending activation. We expect to open up to 30 sites for the Phase 2 stage of the clinical trial. We anticipate all sites will be activated by the end of 2021. As of February 23, 2021, we had dosed 16 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. Including the six patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b portion of the clinical trial, a total of 22 patients have been dosed with 32 mg of cavrotolimod (AST-008). In January 2021, we announced that the U.S. Food and Drug Administration, or the FDA, has granted Fast Track designations for cavrotolimod (AST-008), for two development programs: (i) cavrotolimod in combination with anti-programmed death-1 (PD-1) therapy for the treatment of patients with locally advanced or metastatic MCC refractory to prior anti-PD-1/anti-PD-ligand 1 (anti-PD-(L)1) blockade and (ii) cavrotolimod in combination with anti-PD-1 therapy for the treatment of patients with locally advanced or metastatic cutaneous squamous cell carcinoma (CSCC) refractory to prior anti-PD-1 blockade. In March 2021, we announced that the FDA has granted Orphan Drug Designation for cavrotolimod (AST-008) for the treatment of patients with MCC.

•Use our proprietary SNA technology to develop additional therapeutic candidates. We have demonstrated in preclinical studies that in certain applications, SNAs exhibit superior biodistribution properties compared to linear oligonucleotides being both more persistent and more stable in the tissue or organ of interest. As a consequence, SNAs may have potential applications in a variety of additional organs, including the eye, gastrointestinal tract and lungs. We believe that we have the opportunity to enhance the therapeutic potential of known oligonucleotides of clinical utility by incorporating them in our SNA platform. In addition, we may be able to develop novel therapeutic candidates targeting validated therapeutic targets. We are conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
•Advance SNA platform in dermatological indications with suitable partners. In February 2019, we entered into a License and Development Agreement with Dermelix. Under the terms of agreement, Dermelix licensed worldwide rights to research, develop, and commercialize Exicure’s technology for the treatment of Netherton syndrome and up to five additional rare skin indications. Additionally, in November 2019, we entered into the AbbVie Collaboration Agreement, pursuant to which we, in collaboration with AbbVie, are developing SNA-based treatments for hair loss disorders.
•Enter into additional partnerships to accelerate development and commercialization of our SNA therapeutic candidates. We believe our proprietary SNA technology lends itself to license agreements or development partnerships with pharmaceutical companies that have development or commercial expertise in a particular therapeutic area of interest where it would be uneconomical or impractical for us to develop SNA therapeutics independently.
•Continue to expand our core capabilities in high throughput screening and automated analyses. We believe there may be a number of therapeutic areas where our SNA technology can be applied to bring first-in-class or best-in-class medicines to patients. Our goal is to identify and advance to clinical development therapeutic candidates for multiple different genetically-defined disorders in parallel, either on our own or with strategic collaborators. We continue to invest in critical infrastructure and know-how to execute on this goal.
•Build, enhance and protect our proprietary SNA intellectual property. We believe the three-dimensional structure of our SNAs provides novel technological and commercial opportunities. We have licensed IP from Northwestern University and have also filed patents independently to protect our IP. Our license from Northwestern University is for exclusive worldwide rights to the use of SNA technology for therapeutic applications. We will continue to protect our IP and innovations arising from our research and development efforts, and prudently in-license technologies where appropriate for protection of our therapeutic pipeline and the broader SNA technology. Any patents arising from applications covering cavrotolimod (AST-008) would expire between 2034 and 2040. Our patent arising from an application covering XCUR-FXN would expire by 2041. Patents arising from applications covering XCUR17 and AST-005 would expire by 2037 and 2035, respectively.
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
We believe the key advantages of our proprietary SNAs include:
•SNAs cross certain biological barriers to deliver nucleic acid therapeutics. Local delivery of nucleic acid therapeutics through biological barriers, such as the skin, has been a significant technical challenge. In a Phase 1 clinical trial of XCUR17 in patients with mild to moderate psoriasis, eleven of the twenty-one patients treated with the highest strength XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, in preclinical studies, we have demonstrated delivery and activity of our SNAs in the central nervous system, eye, lung, and gastrointestinal tract.
•SNAs potentially exhibit superior biodistribution properties compared to linear oligonucleotides. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at 24, 72 and 168 hours. We believe that we have the opportunity to enhance the therapeutic potential of known oligonucleotides of clinical utility by incorporating them in our SNA platform. In addition, we may be able to develop novel therapeutic candidates using our SNA platform.
•SNAs can potentially target multiple genes with a single therapeutic candidate. Our development candidate for Friedreich’s ataxia, XCUR-FXN, is employing a bi-specific approach to upregulate frataxin mRNA levels via two distinct mechanisms, employing an SNA carrying two distinct oligonucleotides. Furthermore, in collaboration with Dr. Amy Paller, one of our scientific advisors, at the 2019 meeting of the Society for Investigative Dermatology, we presented data demonstrating the application of our SNA technology for concurrently targeting two different genes in a single SNA compound. We believe we can concurrently target three or more genes with a single SNA compound. This feature potentially allows us to identify novel therapeutic candidates to treat multiple variants of a given genetic disorder or multiple genetic targets for a single disorder with one therapeutic candidate. We believe multi-targeting might be particularly beneficial for complex genetic diseases with more than one underlying genetic driver.

•SNAs we have administered to date have been well-tolerated. There are three key elements to our safety strategy. First, by administering SNAs locally, we expect to minimize systemic exposure thereby decreasing safety risk. Second, because SNAs enter cells and tissues without lipid or polymer encapsulation or complexation, we expect to avoid the toxicity risks associated with these delivery systems. Finally, due to the nuclease resistance attributable to the architecture of the SNA, we use fewer chemical modifications than are customary in nucleic acid therapeutic development. In each of the Phase 1 clinical trials of AST-005 and

XCUR17, we observed no drug associated adverse events when the SNA therapeutic candidate was applied topically to the skin of patients with mild to moderate psoriasis. As of February 23, 2021, 1 of the 22 patients dosed with 32 mg of cavrotolimod (AST-008) has experienced a treatment-related SAE as determined by the clinical trial investigator. This patient, enrolled in the Phase 2 stage of the clinical trial, reported a treatment-related serious adverse event, or SAE, of hypotension, flu-like symptoms which subsequently resolved. None of the 14 patients dosed in the Phase 1b portion of the clinical trial with doses of cavrotolimod (AST-008) less than 32 mg experienced a treatment related SAE. Thus, as of February 23, 2021, in total, 1 of 36 patients treated with cavrotolimod (AST-008) have experienced a treatment related SAE.
•SNAs can be administered locally into a number of different cell and tissue types. SNAs enter cells through class A scavenger receptors, which are present on the surface of many cell types. We believe that by accessing this mechanism, our SNAs could have therapeutic applications in organs beyond the liver, such as the brain, eye, gastrointestinal tract, lung, and skin. In preclinical studies, more than 50 cell lines and primary cells have been shown to internalize SNAs.
•Immuno-oncology SNAs may produce a powerful immune response against tumors. In its Phase 1 trial, cavrotolimod (AST-008) was shown to elicit high levels of certain cytokines as well as activate important effector cells of the immune system, including T cells and natural killer cells which are the main drivers of an anti-tumor response. In preclinical studies, SNAs localized to endosomes and stimulated the immune system via TLRs. We have also observed in preclinical studies that SNAs can generate a cancer-specific adaptive immune response. In addition, in preclinical studies in a variety of cancer models, SNAs, in combination with certain checkpoint inhibitors, exhibited a greater anti-tumor response and increased survival than did such checkpoint inhibitors alone. Moreover, when administered as a monotherapy, cavrotolimod (AST-008) exhibited anti-tumor activity in mouse cancer models.
•SNAs have shown greater resistance to nuclease degradation. Nucleases are proteins that degrade oligonucleotides. In preclinical studies, SNAs have been shown to have an increased nuclease resistance compared to linear oligonucleotides. We believe this is a result of our 3-D approach, and as a consequence, we believe that smaller amounts of SNAs may be required to achieve therapeutic efficacy compared to linear oligonucleotides.
•SNAs can be manufactured at commercial scale. Based on our manufacturing work to date, we believe SNAs can be made in a low cost, high-throughput, scalable, and reproducible manner using current Good Manufacturing Practices, or cGMPs.
Our Therapeutic Development Programs
Neurology
We are investigating the utility of our SNA technology for the treatment of neurological conditions and have ongoing research programs underway. See below “Neurology–Proof-Of-Concept Work with Nusinersen” for more information on our initial studies and resulting data that indicate that the SNA platform may be well-suited for development of new therapeutics directed towards diseases of the central nervous system.
XCUR-FXN, Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of Friedreich’s ataxia, or FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions such as hypertrophic cardiomyopathy, myocardial fibrosis and heart failure. The typical age of onset for FA is between 5 and 15 years. We estimate that approximately 13,000 patients across the United States, Europe, Canada and Australia are affected by FA. There are currently no FDA-approved treatments for FA.

We have conducted extensive preclinical research evaluating the suitability of our SNA technology for genetically defined neurological diseases, including efficacy studies in animal models, and biodistribution in rodent and non-human primates. Based on the results, we believe we can target FA at the genetic source and meet an important unmet medical need for FA patients. FA is driven by expansion of guanine-adenine-adenine bases of the DNA sequence, or GAA, triplet repeats in the first intron of frataxin, or FXN, gene. The expanded repeat of FXN forms an intramolecular triple-helix, which impairs transcription and reduces levels of frataxin protein. Our strategy is to use a genetically-targeted SNA therapy to increase FXN protein.
We have designed XCUR-FXN to take advantage of a key attribute of our SNA technology, the ability to incorporate more than one active oligonucleotides in a single SNA molecule. We designed and optimized XCUR-FXN, our bi-specific FA therapeutic candidate, to increase frataxin protein levels via two distinct mechanisms and, in in vitro experiments, have observed synergistic upregulation of FXN mRNA in cells treated with XCUR-FXN compared to its mono-targeting components alone at the same total oligonucleotide dose. These two mechanisms are addressed by two different oligonucleotides, both of which are incorporated at a specific ratio in XCUR-FXN. As discussed during our R&D day presentation in January 2021, in preclinical experiments, we observed that XCUR-FXN increased frataxin protein levels in fibroblasts and neurons derived from FA patients to near normal levels. Importantly, we observed near normal levels of frataxin protein in mitochondrion, the target cellular compartment, and 70-80% of near normal mitochondrial activity in neurons derived from FA patients.
We initiated IND-enabling studies for XCUR-FXN in late 2020 and expect to initiate a first-in-patient Phase 1b clinical trial for XCUR-FXN in 2022. We are collaborating closely with the Friedreich’s Ataxia Research Alliance (FARA), the non-profit, charitable organization dedicated to accelerating research leading to treatments and a cure for FA, in the design and site selection of the Phase 1b clinical trial. The Phase 1b clinical trial is designed to demonstrate safety and characterize pharmacokinetic properties of multiple ascending doses of XCUR-FXN in FA patients and inform Phase 2/3 dose selection. We are also planning to examine multiple biomarkers, including brain imaging and measurements of frataxin levels in patient cerebrospinal fluid (CSF), to provide rapid read-out for target engagement and pharmacodynamic (PD) effects. We may include one or more exploratory endpoints, such as modified Friedreich’s Ataxia Rating Scale (mFARS), to prepare for a subsequent pivotal clinical trial.
Other neurological indications
We are building on our proof-of-concept work with nusinersen (see below) and our therapeutic candidate XCUR-FXN to further explore new therapeutic applications of our SNA technology in neurology. We aim to address indications with great unmet medical need and where we believe the attributes of our SNA technology would lead to therapeutic and commercial advantages. In order to select new therapeutic indications, we expect to analyze a variety of attributes including: (i) indications where there is a known genetic basis for the disorder, (ii) disorders where we can target multiple genes, (iii) the existence of a patient registry or a patient advocacy group that can work with us for easier trial enrollment, (iv) the competitive therapeutic landscape including disorders not easily addressable by small molecules or antibodies, (v) indications with no approved therapies, and (vi) indications amenable to localized therapeutic administration. Based on these and other criteria, we are currently exploring additional neurological conditions, including spinocerebellar ataxia, Batten disease, amyotrophic lateral sclerosis (ALS), and Huntington’s disease. Preclinical development activities are underway for SCN9A for neuropathic pain and CLN3 for Batten disease.

Neurology–Proof-Of-Concept Work with Nusinersen
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
We collaborated with The Ohio State University Wexner Medical Center to further study the pharmacology of our nusinersen SNA in mouse models. We tested nusinersen SNA in Δ7 SMA mouse model in which the untreated SMA-bearing mice have mean survival of approximately 15 days. Newborn Δ7 SMA mice were treated with a single dose of nusinersen SNA or nusinersen at 10, 20 or 30 μg by via intracerebroventricular injection on day 0. Following administration of compounds, mouse survival and body weights were recorded.
Nusinersen in SNA format prolonged survival compared to linear nusinersen in Δ7 SMA mice. The 20 μg treatment group is shown below.

Nusinersen SNA
Nusinersen Linear
Control
Survival probability (%)
100
80
60
40
20
0
0
20
40
60
80
100
120
Days

In June 2018, we and researchers from The Ohio State University Wexner Medical Center presented a poster at the Cure SMA Annual Conference titled: “Nusinersen in spherical nucleic acid (SNA) format improves efficacy both in vitro in SMA patient fibroblasts and in Δ7 SMA mice and reduces toxicity in mice.” It was observed in a preclinical study that nusinersen in SNA format prolonged survival by four-fold (maximal survival of 115 days compared to 28 days for nusinersen-treated mice) as well as doubled the levels of healthy full-length SMN2 mRNA and protein in SMA patient fibroblasts when compared to nusinersen. Based on the results of this preclinical study, we intend to further pursue our early stage research activities in neurological applications.
In June 2019, we announced data from a preclinical study evaluating the biodistribution of SNAs in the non-human primate central nervous system. In our study, 7 mg of radio-labeled SNAs were injected intrathecally into cynomolgus monkeys. The biodistribution of the SNAs was followed for 14 days by PET/CT scans. SNAs were observed throughout the entire brain and were found both in the brain stem as well as inside the brain. High content of SNA was observed in all 46 regions of the brain examined. These key data indicate that the SNA platform may be well-suited for development of new therapeutics directed towards diseases of the central nervous system.
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
Phase 2 clinical development of cavrotolimod (AST-008)
Using data from the completed Phase 1b stage of our Phase 1b/2 clinical trial, a recommended Phase 2 dose of 32 mg cavrotolimod (AST-008) was identified for the Phase 2 portion of the clinical trial which is currently underway, whereby cavrotolimod (AST-008) is being given in combination with pembrolizumab or cemiplimab for the treatment of locally advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma, respectively, in patients with progression despite approved anti-PD-(L)1 therapy. We are enrolling two separate cohorts of patients with advanced or metastatic MCC or CSCC. Each cohort is expected to enroll up to 29 patients who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. In addition, we have added an exploratory cohort to include patients with melanoma who have progressed on PD-(L)-1 therapy and MCC patients who do not qualify for the primary MCC cohort. In June 2020, we reported that we dosed the first patient in the MCC cohort of the trial.

The diagram below illustrates our planned design of the Phase 2 portion of the trial (not including the exploratory cohort):Cavro: cavrotolimod (AST-008); RP2D: Recommended Phase 2 dose; Pembro: pembrolizumab
As of February 23, 2021, we had 16 clinical trial sites open for enrollment and 7 additional sites pending activation. We expect to open up to 30 sites for the Phase 2 stage of the clinical trial. We anticipate all sites will be activated by the end of 2021. As of February 23, 2021, we had dosed 16 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. Including the six patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b portion of the clinical trial, a total of 22 patients have been dosed with 32 mg of cavrotolimod (AST-008). As of February 23, 2021, 1 of the 22 patients dosed with 32 mg of cavrotolimod (AST-008) has experienced a treatment-related SAE as determined by the clinical trial investigator. This patient, enrolled in the Phase 2 stage of the clinical trial, reported a treatment-related SAE of hypotension, flu-like symptoms which subsequently resolved. None of the 14 patients dosed in the Phase 1b portion of the clinical trial with doses of cavrotolimod (AST-008) less than 32 mg experienced a treatment related SAE. Thus, as of February 23, 2021, in total, 1 of 36 patients treated with cavrotolimod (AST-008) have experienced a treatment related SAE.
In January 2021, we announced that the FDA has granted Fast Track designations for cavrotolimod (AST-008), for two development programs: (i) cavrotolimod in combination with anti-programmed death-1 (PD-1) therapy for the treatment of patients with locally advanced or metastatic Merkel cell carcinoma (MCC) refractory to prior anti-PD-1 blockade and (ii) cavrotolimod in combination with anti-PD-1 therapy for the treatment of patients with locally advanced or metastatic cutaneous squamous cell carcinoma (CSCC) refractory to prior anti-PD-(L)1 blockade.
In March 2021, we announced that the FDA has granted Orphan Drug Designation for cavrotolimod (AST-008) for the treatment of patients with MCC.
Phase 1b/2 clinical development of cavrotolimod (AST-008)
We commenced a Phase 1b/2 clinical trial of cavrotolimod (AST-008) in patients with advanced solid tumors in late 2018. The Phase 1b stage was an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral cavrotolimod (AST-008) injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We have completed the enrollment of the Phase 1b stage of the clinical trial. The 20 patients from the Phase 1b stage included those with advanced or metastatic Merkel cell carcinoma, or MCC, head and neck squamous cell carcinoma, cutaneous squamous cell carcinoma, or CSCC, melanoma and leiomyosarcoma. At the time of enrollment, 85% of patients were experiencing progressive disease despite treatment with PD-1 blockade and 65% of patients had been treated with 2 or more lines of systemic therapy. We have presented our findings from the Phase 1b stage in multiple public disclosures, including at numerous scientific meetings, in December 2019 when we reported preliminary results showing potential signs of anti-tumor activity in patients with MCC, and at a virtual meeting we hosted in September 2020. The key results from the Phase 1b stage include:
•No observed treatment-related SAEs or dose limiting toxicity, or DLT;
•Cavrotolimod (AST-008) was well tolerated with 98% of all treatment-emergent adverse events, or AEs, assessed as Grade 1 or 2 in severity; the most common adverse events were flu-like symptoms and injection site reactions, which we believe reflects local and systemic immune activation and are commonly expected effects from TLR9 activation;
•Confirmed overall response rate, or ORR, of 21% (4/19 evaluable patients) in the Phase 1b dose-escalation stage across all doses, with 1 complete response and 3 partial responses;
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
Phase 1 clinical development of cavrotolimod (AST-008)
The Phase 1 clinical trial was a first-in-human clinical trial of cavrotolimod (AST-008) evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of cavrotolimod (AST-008) in healthy volunteers. The trial was a randomized, single ascending dose, or SAD, trial. Sixteen healthy subjects were recruited and organized into four SAD cohorts. We began subject dosing in the fourth quarter of 2017 and announced our initial analyses of the results of the trial on September 20, 2018.
Based on our initial analyses of the Phase 1 clinical trial results, cavrotolimod (AST-008) was shown to be safe and tolerable in all subjects, with no serious adverse events and no dose limiting toxicity. Cavrotolimod (AST-008) was well tolerated and all cavrotolimod (AST-008)-related adverse events were of short duration, reversible and consistent with TLR9 activation. Such adverse events included flu-like symptoms, injections site reactions, and non-clinically significant lymphopenia and neutropenia.

In addition to the principal safety and tolerability endpoint, the trial screened for levels of select cytokines and markers of immune cell activation. Cavrotolimod (AST-008) was shown to elicit high levels of certain cytokines as well as activate important effector cells of the immune system including T cells and natural killer cells.
For the four subjects receiving the trial’s top dose of about 20 µg/kg of cavrotolimod (AST-008), initial analyses suggest that the average fold-increase above baseline for these cytokines is approximately as follows: IFN-gamma: 3 fold; IL-6: 57 fold; IL-12: 2 fold; IP-10: 32 fold; and MCP-1: 4 fold.
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
In addition to the cytokine response, cavrotolimod (AST-008) was shown to activate important effector cells of the immune system, including natural killer cells or NK cells which are cytotoxic lymphocytes critical to the innate immune system, and T cells which are key effector cells of the adaptive immune system. At the trial’s top dose of about 20 µg/kg, cavrotolimod (AST-008) elicited 9.5 fold and 3.5 fold increases in the fraction of activated T cells and natural killer cells, respectively, compared to baseline. NK cells continually scan the body for abnormal cells to attack. T cells form the basis of a targeted and durable immune response and immunological memory. We believe that activation by cavrotolimod (AST-008) of the key effectors cells of both the innate and adaptive immune system makes cavrotolimod (AST-008) suitable for combination with checkpoint inhibitors.
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
Pulmonology
Altering the immunological state of the lung has promising therapeutic implications for the treatment of allergic diseases, such as asthma. In a preliminary assessment, we demonstrated an alteration of the immunological state both locally in the lung and systemically in mice after the inhalation of SNAs. An intranasal dose of PBS or nebulized formulation of cavrotolimod (AST-008) was administered to mice at 7.5 mg/kg to assess the pharmacodynamic effects of SNA delivery to the lungs. Four mice per group were used. At 4, 10, 16, or 24 hours following administration, serum was collected from the animals and bronchoalveolar lavage, or BAL, was performed to produce fluid from the lung surface. Finally, lung tissue was also collected from the animals. The fluids and tissue were subjected to cytokine concentration analysis. The results show that nebulized SNAs can produce a cytokine response in the lung tissue and BAL fluid, as well as systemically, as measured in the mouse serum. We believe these results have implications for the potential treatment of allergic diseases of the lung.
Our Collaboration Programs
AbbVie Collaboration Agreement
On November 13, 2019, we entered into a Collaboration, Option and License Agreement, or the “AbbVie Collaboration Agreement, with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan, was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, we granted to AbbVie exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders. Under each such license, we grant to AbbVie exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics.
Under the terms of the AbbVie Collaboration Agreement, we received an upfront payment of $25 million, and, if AbbVie exercises any of its option rights under the agreement, AbbVie will pay us an option exercise fee equal to $10 million for each exercised option, if such option is exercised during the initial option exercise period. AbbVie may extend an option exercise period beyond the applicable initial exercise period for a particular program for an additional fee.
If AbbVie exercises an option for a program, we are eligible to receive up to an aggregate of $55 million for development milestone payments and $132.5 million for product approval and launch milestones, per program. We are also eligible to receive up to $175 million in sales milestone payments, on a program by program basis, associated with aggregate worldwide sales. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern University, or Northwestern, upon receipt, pursuant to our existing license agreements with Northwestern.
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
Under the terms of the Dermelix License Agreement, Exicure received an upfront payment of $1 million at closing of the transaction and is eligible to receive up to an additional $1 million upon the exercise of each of the five options granted to Dermelix. Exicure will be responsible for conducting the early-stage development for each indication up to IND enabling toxicology studies. Dermelix will assume subsequent development, commercial activities and financial responsibility for such indications. Dermelix will pay the costs and expenses of development and commercialization of any licensed products under the Dermelix License Agreement, including our expenses incurred in connection with development activities and in accordance with the development budget. For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, Exicure is eligible to receive potential payments totaling up to $13.5 million upon achievement of certain development and regulatory milestones and up to $152.5 million upon achievement of certain sales milestones per indication in each of six indications. In addition, Exicure will receive low double-digit royalties on annual net sales for SNA therapeutics developed.
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
Our Intellectual Property
Proprietary Protection
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to cavrotolimod (AST-008), XCUR-FXN, XCUR17, and AST-005 therapeutic candidates and our SNA technology platform. Our policy is to seek to protect our proprietary position by, among other methods, filing and licensing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, and technological innovation to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our owned or licensed pending patent applications or with respect to any patent applications filed or licensed by us in the future, nor can we be sure that any of our existing owned or licensed patents or any patents that may be granted or licensed to us in the future will be commercially useful in protecting our technology.
Patent Rights
Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of December 31, 2020, our patent portfolio consists of over 80 issued patents and allowed patent applications and over 110 pending patent applications. Our general practice is to seek patent protection in major markets worldwide, including the U.S., Canada, China, Japan, Australia, certain members of the European Union, among others. Majority of the issued patents and allowed patent applications are licensed from Northwestern University. Among the pending patent applications, we license 29 from NU, we exclusively own 73, we jointly own 2 with Dermelix, and we jointly own 8 with Northwestern University.
Our license from Northwestern University is for royalty bearing worldwide exclusive rights to the use of SNAs for therapeutic applications. Pursuant to the license, we are allowed to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights.
Our cavrotolimod (AST-008) patent portfolio includes 31 issued and 31 pending U.S. nonprovisional and foreign patent applications. Foreign jurisdictions where we are seeking patent protection for our cavrotolimod (AST-008) patent portfolio include Canada, China, Japan, Australia, the European Union, India, South Korea and Mexico. Each of these applications is a composition of matter and method of use type application. The claims of these applications are directed to certain nanoscale constructs, liposomal particles, and multivalent nanostructures, and their methods of use for treating cancer and other disorders. Any patents that may issue from these applications would expire between 2034 and 2040. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our XCUR-FXN patent portfolio includes one pending U.S. provisional patent application. We intend to protect the composition of matter and methods of use of XCUR-FXN. Any patent that may issue from this application would expire by 2041. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our XCUR17 patent portfolio includes four issued and eleven pending U.S. nonprovisional and foreign patent applications. The pending applications are composition of matter and method of use type applications and include claims to one or more oligonucleotides that are 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from this application would expire by 2037. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our AST-005 patent portfolio includes three issued and seven pending U.S. nonprovisional and foreign patent applications. The applications are composition of matter and method of use type applications and include claims to an oligonucleotide that is 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from these applications would expire by 2035. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Upon receiving FDA approval for cavrotolimod (AST-008), XCUR-FXN, XCUR17, or AST-005, we intend to list applicable patents in the FDA’s Orange Book.
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
Northwestern University License Agreements
In September 2009, Northwestern University and AuraSense LLC, or ASLLC, our former parent, entered into a license agreement under which Northwestern University granted ASLLC an exclusive, worldwide license under certain Northwestern University patents and patent applications to exploit products and processes in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as or accompanying therapeutics or theradiagonostics and in or for intracellular diagnostic applications and intracellular research. On December 12, 2011, ASLLC assigned to us all of its worldwide rights and interests under the Northwestern University-ASLLC license in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics, or assigned field. In accordance with the terms and conditions of this assignment, we assumed all liabilities and obligations of ASLLC to Northwestern University as set forth Northwestern University its license agreement in the assigned field and in August 2015 we entered into a restated license agreement with Northwestern University, or Restated License Agreement. In February 2016, we obtained exclusive license as to Northwestern University’s rights in certain SNA technology we jointly own with Northwestern University, or Co-owned Technology License. The Company’s license to Northwestern University’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. In June 2016, we entered into an exclusive license with Northwestern University to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes, or Wound Healing License. Our rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015, or collectively referred to as the Northwestern University License Agreements. As of December 31, 2019, all pending patent applications under the Wound Healing License have been abandoned. For purposes of the assigned field, therapeutic uses means the use of products and processes that are covered by the patents and patent applications licensed from Northwestern University for the purpose of providing a therapy or course of medical treatment to address a medical condition or disease. The Northwestern University License Agreements provide to us the exclusive, worldwide right to make, have made, use, modify, sell, offer for sale and import any product or process that is covered by any claim in the licensed Northwestern University patents and patent applications. We have the right to sublicense these rights to third parties. The Northwestern University License Agreements require us to use commercially reasonable efforts, consistent with demand in the marketplace, regulatory procedures and industry conditions and development timelines, to research, develop, market and manufacture the licensed products.

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
Our intellectual property strategy
Our strategy around protection of our proprietary technology, including any innovations and improvements, is to obtain worldwide patent coverage with a focus on jurisdictions that represent significant global pharmaceutical markets. Generally, patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country, assuming that all maintenance fees are paid and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended, for example, by patent term adjustment or extension, or shortened, for example, by terminal disclaimer. We are pursuing patent protection in jurisdictions that represent significant global pharmaceutical market for at least novel molecules, compositions of matter, pharmaceutical formulations, methods of use, including treatment of disease, methods of manufacture and other novel uses for the inventive molecules originating from our research and development efforts. We continuously assess whether it is strategically more favorable to maintain confidentiality for the “know-how” regarding a novel invention rather than pursue patent protection. For each patent application that is filed we strategically tailor our claims in accordance with the existing patent landscape around a particular technology.
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
We may also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets on a continuing basis. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Stoke Therapeutics, Inc., Neubase Therapeutics, Inc., Idera Pharmaceuticals, Inc., Avidity Biosciences, Checkmate Pharmaceuticals, Inc., Dyne Therapeutics, Inc., Atalanta Therapeutics, Inc., and others. These and other competitors compete with us in recruiting scientific and managerial talent, and for the finite funding available from biotechnology and pharmaceutical companies.
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
Competition in immuno-oncology
In oncology, we face significant competition from pharmaceutical and biotechnology companies as well as universities and private and public research institutions. For application in conjunction with immune checkpoint inhibitors, there are several immuno-oncology competitors to cavrotolimod both in development and on the market. Cavroltolimod, a TLR9 agonist, is among several other agents in this class being studied in clinical trials for different tumor types, including melanoma and head and neck squamous cell carcinoma. Currently, the checkpoint inhibitors avelumab and pembrolizumab are approved by the FDA for patients with advanced MCC and cemiplimab is approve for the treatment of advanced CSCC. We are aware of many ongoing clinical trials where these and other checkpoint inhibitors are being tested in combination with experimental therapies to potentially treat MCC and CSCC, such as Replimune’s oncolytic virus-based RP1 which is in development for solid tumors, including melanoma and cutaneous squamous cell carcinoma, and experimental therapies by NantKWest, Kartos Therapeutics, 4SC, and others for potential treatment of MCC. Furthermore, adoptive cell therapies such as CAR-T cells, that demonstrate efficacy for the treatment of B-cell malignancies, are being evaluated for solid tumors.

Competition in Friedreich’s ataxia
We consider the following therapeutics to be competitors and potential future competitors to XCUR-FXN for the treatment of Friedreich’s ataxia:

Therapeutic	Company	Description of therapeutic	Development Phase
Omaveloxolone	Reata Pharmaceuticals	Synthetic triterpenoid that activates Nrf2 and restores mitochondial activity	Registrational phase 2
Vatiquinone	PTC Therapeutics	Small molecule antioxidant that protects against oxidative stress-mediated cell death	Registrational phase 3
CTI-1601	Larimar Therapeutics	Recombinant human frataxin fusion protein	Phase 1
Leriglitazone	Minoryx Therapeutics	Small molecule PPARγ that protects against mitochondrial dysfunction and oxidative stress	Phase 2
Syn-TEF	Design Therapeutics	Synthetic transcription elongation factor	Preclinical
In addition, there are ongoing programs and gene therapy approaches using adeno-associated virus (AAV) vectors that, if approved, may compete with XCUR-FXN for the treatment of FA.
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
U.S. government regulation
NDA approval processes. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development or approval process, or after approval, we may become subject to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:
•refusal to approve pending applications;
•license suspension or revocation;
•withdrawal of an approval;
•imposition of a clinical hold;
•warning or untitled letters;
•seizures or administrative detention of product;
•product recalls;
•total or partial suspension of production or distribution; or
•injunctions, fines, disgorgement, or civil or criminal penalties.
The process required by the FDA before a therapeutic candidate may be marketed in the U.S. generally involves the following:
•completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the therapeutic candidate for its intended use;
•submission to the FDA of an NDA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the therapeutic candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the therapeutic candidate’s identity, strength, quality and purity; and
•FDA review and approval of the NDA.
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
•Phase 1-The therapeutic candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the therapeutic candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2-Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3-Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.
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

The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for approved products. Application fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review. Within 60 days following submission of the application, the FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
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
In addition to the Fast Track, accelerated approval and priority review programs discussed above, a sponsor may seek FDA designation of a therapeutic candidate as a “breakthrough therapy” if the therapeutic is intended, alone or in combination with one or more other therapeutics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapeutic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to, an IND, but ideally no later than the end of the Phase 2 meeting.
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
Any therapeutic candidates manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:
•record-keeping requirements;
•reporting of adverse experiences associated with the therapeutic candidate;
•providing the FDA with updated safety and efficacy information;
•therapeutic sampling and distribution requirements;
•notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and
•complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may in their independent medical judgment prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Manufacturers may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and criminal actions.

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
Healthcare Reform
In March 2010, Congress passed the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse, impacting existing government healthcare programs and resulting in the development of new programs, including Medicare payment for performance initiatives, and improvements to the physician quality reporting system and feedback program. Other aspects of the ACA include, but are not limited to:
•Increases in pharmaceutical manufacturer rebate liability under the Medicaid Drug Rebate Program due to an increase in the minimum basic Medicaid rebate on most branded prescription drugs, and the application of Medicaid rebate liability to drugs used in risk-based Medicaid managed care plans.

•Expansion of the 340B Drug Pricing Program to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospital.
•Requirements on pharmaceutical companies to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”
•Requirements on manufacturers to participate in a coverage gap discount program, under which they must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
•Requirements on pharmaceutical companies to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs, and Department of Defense.
•Establishment of the Patient-Centered Outcomes Research Institute to identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.
•Establishment the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate,” or the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.
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
In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
Other Healthcare, Data Privacy and Security Laws and Regulations
If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing strategies. In addition, we may be subject to patient privacy as well as information security regulation by both the federal government and the states in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician sunshine laws and regulations.
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
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as physician ownership and investment interests held by physicians and their immediate family members in the manufacturer. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers, such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.
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
Human Capital Resources
As of December 31, 2020, we had 63 full time employees, of which 54 were engaged in research and development activities and 9 were engaged in finance, legal, human resources, business development and general management. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
To facilitate talent attraction and retention, we strive to make Exicure a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs.
Our base pay program aims to compensate staff members relative to the value of the contributions of their role, which takes into account the skills, knowledge and abilities required to perform each position, as well as the experience brought to the job. In addition to salaries, our compensation program includes potential annual discretionary bonuses, equity awards under our equity incentive program, a 401(k) Plan with matching contributions, an employee stock purchase plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off to include time for volunteer activities, family leave, flexible work schedules, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience. Potential annual discretionary bonuses are pursuant to our annual incentive programs to reward eligible staff in alignment with achievement of Company-wide goals that are established annually and designed to drive aspects of our strategic priorities that support and advance our strategy across our Company. All staff also participate in a regular performance measurement process that aligns pay to performance and through which staff receive performance and development feedback.
Our benefit programs are generally broad-based, promote health and overall well-being and emphasize saving for retirement. All full-time staff members are eligible to participate in the same core health and welfare and retirement savings plans.
Our Compensation Committee provides oversight over our compensation strategy including review of our plans, policies, and programs.
In response to the evolving COVID-19 pandemic and related public health directives, orders and guidance, and to ensure the safety and wellbeing of our employees, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with 100% of our R&D staff on-site. Our office and general and administrative team continues to work predominantly from home. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. For employees working in our laboratories and facilities, we have also taken additional safety measures, including implementing social distancing, providing and requiring the use of personal protective equipment, temperature screening, restricting business travel, and under certain circumstances, requiring COVID-19 testing to access our workplace.

Corporate Information
We were originally incorporated in the State of Delaware on February 6, 2017 under the name “Max-1 Acquisition Corporation.” Prior to the Merger (as defined below), Max-1 was a “shell” company registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with no specific business plan or purpose until it began operating the business of Exicure Operating Company (Exicure OpCo) through a transaction on September 26, 2017, or the Merger. Exicure OpCo was originally formed as a limited liability company under the name AuraSense Therapeutics, LLC in the State of Delaware in June 2011 and was a clinical-stage biotechnology company developing gene regulatory and immuno-oncology therapeutics based on its proprietary SNA technology. AuraSense Therapeutics, LLC was subsequently converted into AuraSense Therapeutics, Inc., a Delaware corporation, on July 9, 2015, and changed its name on the same date to Exicure, Inc. Immediately after giving effect to the Merger and the initial closing of a private placement transaction on September 26, 2017, the business of Exicure OpCo became our business.
Our corporate headquarters are located at 2430 N. Halsted St., Chicago, Illinois 60614, and our telephone number is (847) 673-1700.
All trademarks, service marks and trade names appearing in this prospectus are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this prospectus is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.
Available Information
We are subject to the informational requirements of the Exchange Act, and, accordingly, file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, with the Securities and Exchange Commission, or SEC. In addition, the SEC maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.
We maintain a website at www.exicuretx.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or our other filings with the SEC, and should not be relied upon.

Item 1A. Risk Factors.
In addition to other information contained in this Annual Report on Form 10-K, the following risks should be considered in evaluating our business and future prospects and an investment in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Business
We are a clinical-stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of December 31, 2020, we have generated an accumulated deficit of $124.8 million. For the years ended December 31, 2020 and 2019, our net loss was $24.7 million and $26.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of December 31, 2020, we had $34.5 million in cash, cash equivalents, and restricted cash and $48.8 million in short-term investments. Based on our current operating plans, we believe that existing working capital at December 31, 2020, including amounts borrowed and available under the MidCap Credit Facility, is sufficient to fund our operations for at least 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our collaboration, option, and license agreement with AbbVie Inc., or AbbVie, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix LLC, or Dermelix, or as a primary contractor or as a subcontractor on government grants, proceeds from our credit and security agreement with MidCap Financial Trust, or MidCap, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we raise additional funds by issuing equity securities or by sales pursuant to our “at the market” program, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 pandemic, in regions where we or third parties on which we rely have business operations and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.
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

As of March 5, 2021, Illinois is under “Phase 4” of the Restore Illinois Plan, which is intended to permit the expansion of business and community operations based on their compliance with the safety guidelines described in the regulations, with new mitigation measures that may require additional restrictions or adaptations being applied on a regional basis within the State of Illinois based on risk levels depending on the health progress of each region to prevent the ongoing spread of COVID-19. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.
In response to these public health directives and orders and to ensure the safety and wellbeing of our employees, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with 100% of our R&D staff on-site. Our office and general and administrative team continues to work predominantly from home. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission.
The regions in which we operate are currently being affected by COVID-19 and have become subject to additional government-imposed mitigation measures to prevent the ongoing spread of COVID-19. Further, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by the COVID-19 pandemic or its impact or effects. During the third quarter of 2020 and through December 31, 2020, we have observed delays in our enrollment plans for the Phase 2 dose expansion phase of the trial. We believe the effects of the COVID-19 pandemic or its impact have contributed to such delays. As a result, we have lengthened our clinical development timeline for cavrotolimod (AST-008) and now expect to report ORR results in the first half of 2022 rather than by year end 2021 as previously guided in September 2020. Quarantines, shelter-in-place, safer-at-home, social distancing requirements and similar government orders, business shutdowns and closures, phased re-openings or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities and CROs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, our clinical trials may involve immunocompromised patients who are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high risk areas.
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
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic or a similar pandemic will impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, limitations on our ability to conduct our business in the ordinary course, any reopening plans and additional closures, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions for us, our third party contractors and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The ultimate impact of the COVID-19 pandemic or a similar health pandemic is highly uncertain and subject to change; we continue to monitor the COVID-19 situation closely.
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
We rely on third-party partners to manufacture and supply the materials and components for our research and development, preclinical study and clinical trial supplies. We do not own manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include oligonucleotides and lipids. We procure our nonclinical toxicology and clinical development materials from a limited number of suppliers on a purchase order basis. There can be no assurance that our supply of research and development, preclinical study and clinical trial therapeutic candidates and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug product manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.
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
As of December 31, 2020, we had 63 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
The manufacturer and manufacturing facilities we use to make a future therapeutic, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the therapeutic, manufacturer or facility, including withdrawal of the therapeutic from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. Although a physician may prescribe products for off-label use since the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. If we or our future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our therapeutics, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, recalls, seizures or administrative detention of products, refusal to permit the import or export of therapeutics, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil and criminal penalties and criminal prosecution.
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
As of December 31, 2020, we had $34.5 million in cash, cash equivalents, and restricted cash and $48.8 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2020, our patent portfolio consists of 80 issued patents and allowed patent applications and 110 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
•the federal Physician Payments Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which require that certain manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to CMS all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and U.S. teaching hospitals with limited exceptions, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made and ownership and investment interests held and payments made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners; and

•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of personal data (including personal health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.
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
In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.
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
There have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate,” or the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern

California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.
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
We face potential liability related to the privacy and security of health information we obtain from clinical trials sponsored by us.
Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial penalties if we receive or use individually identifiable health information from a HIPAA-covered healthcare provider or research institution or business associate that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.
Furthermore, certain health privacy laws, data security laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time- consuming to defend and could result in adverse publicity that could harm our business.
If we or third-party manufacturers, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our therapeutic candidates and could harm or prevent sales of any affected therapeutics that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our therapeutics. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.
Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place. This includes reductions to Medicare payments to providers of 2% per fiscal year, that began in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 relief legislation, including the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 , among other things, suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021.

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on December 23, 2019, we completed the sale of 10,000,000 shares of our common stock in the December 2019 Offering and on August 2, 2019 we completed the sale of 31,625,000 shares of our common stock in the August 2019 Offering. The issuance of shares in both the December 2019 Offering and August 2019 Offering were pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the December 2019 Offering (inclusive of the exercise of the underwriters’ option in January 2020 to purchase additional shares at the public offering price in connection with the December 2019 Offering) is approximately $31.3 million. Further, in December 2020 we entered into an equity distribution agreement with BMO Capital Markets Corp. providing for the sale of up to $50.0 million of our common stock from time to time in “at the market offerings” (as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended) pursuant to a prospectus supplement and a shelf registration statement on Form S-3 that was declared effective by the SEC on January 7, 2021. The issuance of the shares pursuant to the December 2019 Offering and the August 2019 Offering and/or the resale of a substantial number of shares of our common stock in the public market or the sale of any shares of our common stock under the equity distribution agreement could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the December 2019 Offering or the August 2019 Offering or an offering pursuant to the shelf registration statement or such ‘at the market’ offerings may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
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
Based on the beneficial ownership of our common stock as of December 31, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 39% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks Related to our Indebtedness

Our indebtedness could adversely affect our business, financial condition and competitive position.

As of December 31, 2020, after entering the MidCap Credit Agreement, we had $17.5 million of indebtedness outstanding, consisting of our borrowing under our MidCap Credit Facility.
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

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. As discussed above, the credit agreements governing the MidCap Credit Facility contain restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or through the sale of our common stock pursuant to our “at the market” program, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

General Risk Factors

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 30,000 square feet of office and laboratory space (the “Chicago Lease”). The Chicago Lease commenced on July 1, 2020, and expires on July 1, 2030. Under the lease agreement, we are given an option to extend the lease term for two additional successive periods of five years each.
Our lease for our previous corporate headquarters in Skokie, Illinois expired on February 28, 2021.
We also lease office space at a multi-tenant facility in Cambridge, Massachusetts that commenced in March 2019 and is cancelable at any time.
We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional or alternative space we may require will be available in the future on commercially reasonable terms.
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
On March 5, 2021, the last reported sale price of our common stock on the Nasdaq Capital Market was $2.06 per share.
Holders of Record
As of March 5, 2021, we had 87,960,327 shares of common stock outstanding held by 90 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Selected Financial Data.
We have elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021 and are omitting this disclosure in reliance thereon.

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
In addition, this section discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 are not included in this Annual Report and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for year ended December 31, 2019, filed with the SEC on March 10, 2020.
Overview
We are a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. We are conducting IND-enabling studies for XCUR-FXN, an SNA-based therapeutic candidate, for the treatment of Friedreich’s ataxia (FA) and expect to initiate a first-in-patient Phase 1b clinical trial in 2022. We are also working to advance our SNA-based therapeutic candidate cavrotolimod (AST-008) in an ongoing Phase 1b/2 clinical trial in cancer patients.
We believe that one of the key strengths of our proprietary SNAs is that they have the potential for increased cellular uptake compared to conventional linear oligonucleotides and as a result the potential to achieve higher efficacy at the same doses of oligonucleotide administered. We have shown in clinical and preclinical studies that SNAs may have therapeutic potential in neurology, immuno-oncology and dermatology. In addition, we have shown in preclinical studies that SNAs may have therapeutic potential in ophthalmology, pulmonology, and gastroenterology. As a consequence, we have expanded our pipeline into neurology, and are conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through December 31, 2020, we have raised gross proceeds of $190.1 million from the sale of common stock and preferred stock. We have also received $36.0 million in upfront payments under our current collaborations, including an upfront payment of $25.0 million we received in November 2019 in connection with the AbbVie Collaboration Agreement and an upfront payment of $1.0 million we received in February 2019 in connection with the Dermelix Collaboration Agreement. On September 25, 2020, we also borrowed $17.5 million under the terms of a credit and security agreement with MidCap Financial Trust (as described further below). As of December 31, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $83.3 million.
Since our inception, we have incurred significant operating losses. As of December 31, 2020, we have generated an accumulated deficit of 124.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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
COVID-19 Business Update
With the global spread of the COVID-19 pandemic during 2020, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. As of March 5, 2021, Illinois is under “Phase 4” of the Restore Illinois Plan, which is intended to permit the expansion of business and community operations based on their compliance with the safety guidelines described in the regulations, with new mitigation measures that may require additional restrictions or adaptations being applied on a regional basis within the State of Illinois based on risk levels depending on the health progress of each region to prevent the ongoing spread of COVID-19.

Business and R&D operations
Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with 100% of our R&D staff on-site. Our office and general and administrative team continues to work predominantly from home. Our preclinical development program in FA is ongoing and we began IND-enabling studies for XCUR-FXN in late 2020. We also continue to progress our collaborations with AbbVie and Dermelix. If the COVID-19 pandemic or its impact or effects continues to persist for an extended period of time, we could experience additional delays in our enrollment of patients for the Phase 2 trial of cavrotolimod (AST-008) and significant disruptions to our preclinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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
Clinical operations
We have one active clinical program, cavrotolimod (AST-008). We have completed enrollment for the Phase 1b stage of the clinical trial and have begun the Phase 2 dose expansion phase in patients with advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma. During the third quarter of 2020 and through December 31, 2020, we observed delays in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the trial. We believe the effects of the COVID-19 pandemic or its impact contributed to such delays. As a result, we have taken additional measures to increase the enrollment of patients, including frequent interaction with our clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that we may continue to enroll patients as initially planned. However, these delays have caused us to lengthen our clinical development timeline for cavrotolimod (AST-008), and we now expect to report overall response rate, or ORR, results in the first half of 2022 rather than by year end 2021 as previously guided in September 2020.

We remain committed to maintaining our development plans for cavrotolimod (AST-008) and continue to monitor and manage the rapidly evolving situation. We have taken and continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Should the COVID-19 pandemic or its impact or effects continue, our ability to maintain patient enrollment and our clinical development timeline could continue to be negatively impacted. We could also see an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. As the COVID-19 pandemic continues to persist for an extended period of time, we continue to be impacted and could experience additional delays in patient enrollment for our Phase 2 clinical trial of cavrotolimod (AST-008). Any significant disruptions to our clinical development timelines would further delay our anticipated timeline for results and adversely affect our business, financial condition, results of operations and growth prospects.

Liquidity and capital resources
As of December 31, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $83.3 million. Based on our current operating plans, we believe that existing working capital at December 31, 2020, including amounts borrowed and available under the MidCap Credit Facility (see below), is sufficient to fund our operations for at least 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Recent Developments

Therapeutic Development Program Updates
Cavrotolimod (AST-008)
As of February 23, 2021, we had 16 clinical trial sites open for enrollment and 7 additional sites pending activation. We expect to open up to 30 sites for the Phase 2 stage of the clinical trial. We anticipate all sites will be activated by the end of 2021. As of February 23, 2021, we had dosed 16 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. Including the six patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b portion of the clinical trial, a total of 22 patients have been dosed with 32 mg of cavrotolimod (AST-008). As of February 23, 2021, 1 of the 22 patients dosed with 32 mg of cavrotolimod (AST-008) has experienced a treatment-related SAE as determined by the clinical trial investigator. This patient, enrolled in the Phase 2 stage of the clinical trial, reported a treatment-related SAE of hypotension, flu-like symptoms which subsequently resolved. None of the 14 patients dosed in the Phase 1b portion of the clinical trial with doses of cavrotolimod (AST-008) less than 32 mg experienced a treatment related SAE. Thus, as of February 23, 2021, in total, 1 of 36 patients treated with cavrotolimod (AST-008) have experienced a treatment related SAE.

Changes in Board of Directors
Effective March 5, 2021, Elizabeth Garofalo, M.D. and Andrew Sassine were appointed to our Board, each to serve as directors and as members of the Audit Committee. Effective January 2, 2021, James Sulat was appointed to our Board, to serve as a director and chairperson of the Audit Committee.

On March 8, 2021, David R. Walt, Ph.D. notified the Board of his intention not to stand for re-election as a director when his term expires at our upcoming 2021 Annual Meeting of Stockholders.
At-the-Market Offering Agreement

In December 2020, we entered into an equity distribution agreement with BMO Capital Markets Corp., or BMO, with respect to an “at the market offering” program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through BMO as our distribution agent. We are not obligated to sell any shares under the equity distribution agreement. As of December 31, 2020, no shares had been sold under the equity distribution agreement.

Basis of Presentation
The audited financial statements of Exicure, Inc. for the fiscal years ended December 31, 2020 and 2019, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Segment Reporting
We view our operations and manage our business as one segment, which is the discovery, research and development of treatments based on our SNA technology.
Critical Accounting Policies and Estimates
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
Revenue recognition
Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption.
Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps:
1.Identify the contract with the customer. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights and obligations regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.
2.Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we must apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.
3.Determine the transaction price. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment.
4.Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, we must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices.
5.Recognize revenue when or as the Company satisfies a performance obligation. We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, or settle liabilities, and holding or selling the asset.
Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
 Milestone payments: At the inception of each arrangement that includes development milestone payments, we evaluate the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment. To date, we have not recognized any milestone payment revenue from any of its collaboration agreements.
 Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of its collaboration agreements.
During the years ended December 31, 2020 and 2019, we have primarily earned revenue under the collaboration agreements with AbbVie and Dermelix (see Note 3 to the accompanying consolidated financial statements).

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
The expected term is based upon the “simplified method” as described in Staff Accounting Bulletin Topic 14.D.2. Currently, we do not have sufficient experience to provide a reasonable estimate of an expected term of its common stock options. We will continue to use the “simplified method” until there is sufficient experience to provide a more reasonable estimate in conformance with ASC 718-10-30-25 through 30-26. The risk-free interest rate assumptions were based on the U.S. Treasury bond rate appropriate for the expected term in effect at the time of grant. The expected volatility is based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development. The estimated forfeiture rates were based on historical experience for similar classes of employees. The dividend yield was based on expected dividends at the time of grant.
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
We have earned all of our revenue through December 31, 2020 through our research collaboration license and option agreement with AbbVie, or the AbbVie Collaboration Agreement, our research collaboration, license, and option agreement with Purdue Pharma L.P., or the Purdue Collaboration Agreement, or through our research collaboration license and option agreement with Dermelix. We have also earned revenue as a primary contractor or as a subcontractor on government grants. We do not intend for government grants to be a principal commercial or strategic focus, but will evaluate opportunities when consistent with our strategic priorities. We have not generated any commercial product revenue and do not expect to generate any product revenue for the foreseeable future.

In the future, we may generate revenue from partnership activities including a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement, the Dermelix Collaboration Agreement, or any future collaborations and licenses. We expect that any such revenue we generate will fluctuate in future periods as a result of the timing of achievement, if at all, of preclinical, clinical, regulatory and commercialization milestones, the timing and amount of any payments to us relating to such milestones and the extent to which any of our therapeutic candidates are approved and successfully commercialized by us or potential development partners. If we, or any potential development partner fails to develop therapeutic candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially and adversely affected.

Research and development expense
Research and development expense consists of costs associated with our research activities, including basic research on our SNA platform, discovery and development of novel SNAs as prospective therapeutic candidates, preclinical and clinical development activities for SNAs we have nominated for clinical development as well as maintaining and protecting our intellectual property. Our research and development expenses include:
•employee-related expenses, including salaries, bonuses, benefits and equity-based compensation expense;
•early research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants;
•preclinical and clinical development expenses with third parties such as contract research organizations, contract manufacturing organizations, and consultants;
•costs of maintaining and protecting our intellectual property portfolio, including legal advisory fees, license fees, sublicense fees, patent maintenance and other similar fees;
•laboratory materials and supplies;
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.
Dividend income
Dividend income consists of income earned on our money market funds that are recorded as cash equivalents on our consolidated balance sheets.
Interest income
Interest income consists of income earned on our available for sale securities that are recorded as short-term investments on our consolidated balance sheets, as well as income earned on our cash balances.
Interest expense
Interest expense includes amounts pursuant to the loan and security agreement with Hercules Technology Growth Capital, or Hercules, for which we repaid all remaining outstanding obligations under the Hercules loan agreement at its maturity on March 1, 2020. Interest expense also includes amounts pursuant to the MidCap Credit Agreement. See “—MidCap Credit Agreement” below for additional information.
Other income (loss), net
Other income (loss), net consists of fair value adjustments of our common stock warrant liabilities and gains and losses on foreign currency transactions.

Results of Operations
Comparison of the Year Ended December 31, 2020 and 2019
The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(dollars in thousands)	2020	2019	Change
Revenue:
Collaboration revenue	$16,613	$1,296	$15,317	1,182%
Total revenue	16,613	1,296	15,317	1,182%
Operating expenses:
Research and development expense	32,094	19,340	12,754	66%
General and administrative expense	9,955	8,573	1,382	16%
Total operating expenses	42,049	27,913	14,136	51%
Operating loss	(25,436)	(26,617)	1,181	(4)%
Other income, net:
Dividend income	47	543	(496)	(91)%
Interest income	972	178	794	446%
Interest expense	(573)	(786)	213	(27)%
Other income, net	322	379	(57)	(15)%
Total other income, net	768	314	454	145%
Net loss before provision for income taxes	(24,668)	(26,303)	1,635	(6)%
Provision for income taxes	—	—	—	—%
Net loss	$(24,668)	$(26,303)	$1,635	(6)%
Revenue
The following table summarizes our revenue earned during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$16,486	$171	$16,315	n/m
Dermelix Collaboration Agreement	127	1,125	(998)	n/m
Total collaboration revenue	$16,613	$1,296	$15,317	1,182%
Total revenue	$16,613	$1,296	$15,317	1,182%
We recognized collaboration revenue in the amount of $16.6 million during the year ended December 31, 2020, which is primarily related to activities performed under the AbbVie Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the AbbVie Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the AbbVie Collaboration Agreement. At December 31, 2020, deferred revenue under the AbbVie Collaboration Agreement was $8.3 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the AbbVie Collaboration Agreement. Refer to Note 3 of the accompanying consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement.

The collaboration revenue of $1.3 million during the year ended December 31, 2019 related to the reimbursable research and development activities performed under the Dermelix Collaboration Agreement, for which related costs are presented on a gross basis in the accompanying consolidated statement of operations.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019	Change
Platform and discovery-related expense	$13,361	$8,442	$4,919	58%
Clinical development programs expense	8,259	5,025	3,234	64%
Employee-related expense	7,725	4,677	3,048	65%
Facilities, depreciation, and other expenses	2,749	1,196	1,553	130%
Total research and development expense	$32,094	$19,340	$12,754	66%

Full time employees	54	29	25
Research and development expense was $32.1 million for the year ended December 31, 2020, reflecting an increase of $12.8 million, or 66%, from research and development expense of $19.3 million for the year ended December 31, 2019. Since December 31, 2019, we have increased our headcount in research and development from 29 to 54 at December 31, 2020. The increase in research and development expense for the year ended December 31, 2020 of $12.8 million reflects this increased staffing level and the related increase in research and development activities, in addition to the growth in clinical trial activities. More specifically, the increase in research and development expense for the year ended December 31, 2020 of $12.8 million was primarily due to higher platform and discovery-related expense of $4.9 million, a net increase in costs related to our clinical development programs of $3.2 million, higher employee-related expenses of $3.0 million, and higher facilities, depreciation, and other expenses in the amount of $1.6 million.
The increase in platform and discovery-related expense of $4.9 million is mostly due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to the AbbVie Collaboration Agreement, our FA program, XCUR-FXN, and our discovery efforts for other therapeutic candidates for neurology and ophthalmology, partially offset by the absence of a license fee of $3.8 million paid in 2019 to Northwestern University in connection with the receipt of the $25.0 million upfront payment from AbbVie.
The net increase in clinical development programs expense for the year ended December 31, 2020 of $3.2 million was primarily due to manufacturing costs in connection with the initiation of the upcoming Phase 2 phase of our Phase 1b/2 clinical trial for cavrotolimod (AST-008) and other higher clinical trial expenses, as well as manufacturing costs in connection with the preparation of IND-enabling and Phase 1 clinical trial activities for XCUR-FXN, partially offset by lower clinical trial expenses for XCUR17.
The increase in employee-related expense for the year ended December 31, 2020 of $3.0 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2020 for existing employees and higher recruiting costs. The increase in facilities, depreciation, and other expenses for the year ended December 31, 2020 of $1.6 million was mostly due to the acceleration of amortization expense for our right-of-use asset related to our Skokie lease which we no longer use effective July 1, 2020 due to our move to our Chicago headquarters, higher lease costs related to our Chicago Lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.
We expect our research and development expenses to increase during 2021 as we broaden our pipeline of SNA-based therapeutic candidates, continue spending on our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2020	2019	Change
General and administrative expense	$9,955	$8,573	$1,382	16%
Full time employees	9	7	2
General and administrative expense was $10.0 million for the year ended December 31, 2020, representing an increase of $1.4 million, or 16%, from $8.6 million for the year ended December 31, 2019. The increase for the year ended December 31, 2020 is mostly due to higher legal and accounting costs associated with operating as a public company, higher franchise tax costs, higher D&O insurance premium costs, partially offset by lower travel and related costs.
Dividend income
The decrease in dividend income of $0.5 million for the year ended December 31, 2020 was the result of lower average balances invested in money market funds during 2020 as compared to 2019.
Interest income
The increase in interest income of $0.8 million for the year ended December 31, 2020 was the result of higher average balances invested in available for sale securities during 2020 as compared to 2019.
Interest expense
The decrease in interest expense of $0.2 million for the year ended December 31, 2020 was mostly due to lower interest expense resulting from the repayment of outstanding obligations under the Hercules Loan Agreement upon maturity on March 2, 2020, partially offset by incremental interest expense resulting from $17.5 million borrowed on September 25, 2020 under the MidCap Credit Agreement.
Liquidity and Capital Resources
Overview
As of December 31, 2020, our cash, cash equivalents, short-term investments, and restricted cash were $83.3 million. Based on our current operating plans, we believe that existing working capital at December 31, 2020, including amounts borrowed and available under the MidCap Credit Facility (see below), is sufficient to fund our operations for at least 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us including due to the effects of COVID-19, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. We believe raising capital in the current market could be very difficult for early stage biotech companies like us. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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
In December 2020, we entered into an equity distribution agreement with BMO under which we may offer and sell in “at the market offerings” (as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended) from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through BMO acting as our distribution agent, or the ATM Offering. During the year ended December 31, 2020, we did not sell any shares under the equity distribution agreement.

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
Similar to other development stage biotechnology companies, we have not generated any revenue since inception. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of December 31, 2020, we have generated an accumulated deficit of 124.8 million.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2020	2019
Net cash (used in) provided by operating activities	$(39,270)	$1,317
Net cash provided by (used in) investing activities	10,142	(63,432)
Net cash provided by financing activities	15,130	84,307
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,998)	$22,192
Operating activities
Net cash (used in) provided by operating activities was $(39.3) million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. The increase in cash used in operating activities of $40.6 million was primarily due to higher cash used for working capital and the absence of a $25.0 million upfront payment received in 2019 in connection with the AbbVie Collaboration Agreement.
Investing activities
Net cash provided by (used in) investing activities was $10.1 million and $(63.4) million for the years ended December 31, 2020 and 2019, respectively. The increase in cash provided by investing activities of $73.6 million was primarily due to lower purchases, net of maturities, of available-for-sale securities.

Financing activities
Net cash provided by financing activities of $15.1 million for the year ended December 31, 2020 is primarily due to the net proceeds we received of $17.3 million during the period in connection with the MidCap Credit Agreement, as well as the net proceeds received from the sale of shares of our common stock in the amount of $2.8 million pursuant to the partial exercise of the option to purchase additional shares by the underwriters from our December 2019 financing, partially offset by the repayment of the Hercules loan in the amount of $5.0 million upon the loan’s maturity.
Net cash provided by financing activities of $84.3 million for the year ended December 31, 2019 is primarily due to the sale of common stock in our December 2019 and August 2019 offerings. In December 2019 , we completed the offering and sale of 10,000,000 shares of our common stock at a public offering price of $2.75 per share, resulting in net proceeds of approximately $25.3 million. In August 2019 , we completed the offering and sale of 31,625,000 shares of our common stock at a public offering price of $2.00 per share, resulting in net proceeds of approximately $58.9 million.
MidCap Credit and Security Agreement
On September 25, 2020, the Company and its wholly owned subsidiary, Exicure Operating Company, entered into the MidCap Credit Agreement, with MidCap , as agent, and the lenders party thereto from time to time.

The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25.0 million, or the MidCap Credit Facility. We borrowed the first advance of $17.5 million, or Tranche 1, on September 25, 2020, or the Closing Date. Under the terms of the MidCap Credit Agreement, the second advance of $7.5 million, or Tranche 2, will be available to us from April 1, 2021 to September 30, 2021, subject to our satisfaction of certain conditions described in the MidCap Credit Agreement. The proceeds from the MidCap Credit Facility are expected to be used for working capital and general corporate purposes.
Tranche 1, and if borrowed Tranche 2, each bear interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025, or Maturity Date. Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. In connection with execution of the MidCap Credit Agreement, we paid MidCap a $125,000 origination fee.
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
•the effects of health epidemics, including the ongoing COVID-19 pandemic, on our operations or the business or operations of our CROs or other third parties with whom we conduct business;
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

Based on our current operating plans, we believe that our existing working capital at December 31, 2020, including amounts borrowed and available under the MidCap Credit Facility is sufficient to fund our operations for at least 12 months from the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
Contractual Obligations and Commitments
Chicago Lease
In February 2020, we entered into a new lease signed in February 2020 to secure approximately 30,000 square feet of office and laboratory space at 2430 N. Halsted St., Chicago, Illinois, or the Chicago Lease. The Chicago Lease commenced on July 1, 2020, which is when the premises leased thereunder were ready for occupancy, and expires 10 years from July 1, 2020 with an option to renew for two additional successive periods of five years each.
The initial annual base rent during the original term of the Chicago Lease is approximately $1.1 million for the first 12-month period of the original term, payable in monthly installments beginning on the lease commencement. Base rent thereafter is subject to annual increases of 3%, for an aggregate amount of $12.8 million over the initial term. We must also pay our proportionate share of certain operating expenses and taxes for each calendar year during the term. During the first 12 months, the base rent and our proportionate share of operating expenses and taxes are subject to certain abatements.
In connection with the Chicago Lease, we will maintain a letter of credit for the benefit of the landlord in an initial amount of $1.2 million, which amount is subject to reduction over time.
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

Other
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
JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In addition, as an emerging growth company, we will not be required to provide an auditor’s attestation report on our internal control over financial reporting in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $33.3 million, primarily held in money market funds, consisting of U.S. government-backed securities, and interest-bearing money market accounts. As of December 31, 2020, we had short-term investments of $48.8 million consisting of debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.
We are subject to interest rate risk in connection with our borrowings under the MidCap Credit Agreement. The principal balance outstanding of $17.5 million under the MidCap Credit Agreement bears interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan with Hercules and the scheduled payments thereunder, we believe a 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations.
While we contract with certain vendors internationally, substantially all of our total liabilities as of December 31, 2020 were denominated in U.S dollars and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

EXICURE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Exicure, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Chicago, Illinois
March 11, 2021

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$33,262	$48,460
Short-term investments	48,818	62,326
Accounts receivable	11	16
Unbilled revenue receivable	—	19
Prepaid expenses and other assets	4,231	1,955
Total current assets	86,322	112,776
Property and equipment, net	4,123	2,099
Right-of-use asset	8,606	356
Other noncurrent assets	1,393	32
Total assets	$100,444	$115,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,965
Accounts payable	1,866	1,814
Accrued expenses and other current liabilities	3,525	2,435
Deferred revenue, current	8,343	21,873
Total current liabilities	13,734	31,087
Long-term debt, net	16,589	—
Common stock warrant liability, noncurrent	—	414
Deferred revenue, noncurrent	—	2,956
Lease liability, noncurrent	7,959	59
Other noncurrent liabilities	656	—
Total liabilities	$38,938	$34,516

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 87,651,352 issued and outstanding, December 31, 2020; 86,069,263 issued and outstanding, December 31, 2019	9	9
Additional paid-in capital	167,379	162,062
Accumulated other comprehensive income (loss)	83	(27)
Accumulated deficit	(105,965)	(81,297)
Total stockholders' equity	61,506	80,747
Total liabilities and stockholders’ equity	$100,444	$115,263
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue:
Collaboration revenue	$16,613	$1,296
Total revenue	16,613	1,296
Operating expenses:
Research and development expense	32,094	19,340
General and administrative expense	9,955	8,573
Total operating expenses	42,049	27,913
Operating loss	(25,436)	(26,617)
Other income, net:
Dividend income	47	543
Interest income	972	178
Interest expense	(573)	(786)
Other income, net	322	379
Total other income, net	768	314
Net loss before provision for income taxes	(24,668)	(26,303)
Provision for income taxes	—	—
Net loss	$(24,668)	$(26,303)

Basic and diluted loss per common share	$(0.28)	$(0.46)
Weighted-average basic and diluted common shares outstanding	87,203,588	57,671,734
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Net loss	$(24,668)	$(26,303)
Other comprehensive income (loss), net of taxes
Unrealized gains (losses) on available for sale securities, net of tax	110	(27)
Other comprehensive income (loss)	110	(27)
Comprehensive loss	$(24,558)	$(26,330)
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	44,358,000	$4	$75,942	$(54,994)	$—	$20,952
Exercise of options	86,263	—	75	—	—	75
Equity-based compensation	—	—	1,840	—	—	1,840
Issuance of common stock in August 2019 Offering, net	31,625,000	4	58,862	—	—	58,866
Issuance of common stock in December 2019 Offering, net	10,000,000	1	25,343	—	—	25,344
Other comprehensive loss, net	—	—	—	—	(27)	(27)
Net loss	—	—	—	(26,303)	—	(26,303)
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Exercise of options	500,905	—	367	—	—	367
Equity-based compensation	—	—	2,184	—	—	2,184
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	110	110
Net loss	—	—	—	(24,668)	—	(24,668)
Balance at December 31, 2020	87,651,352	$9	$167,379	$(105,965)	$83	$61,506

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,668)	$(26,303)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	766	392
Amortization of right-of-use asset	681	332
Equity-based compensation	2,184	1,840
Amortization of long-term debt issuance costs and fees	111	192
Amortization (accretion) of investments	319	(3)
Other	68	36
Change in fair value of warrant liabilities	(399)	(383)
Changes in operating assets and liabilities:
Unbilled revenue receivable and accounts receivable	24	(32)
Prepaid expenses and other current assets	(3,000)	(628)
Other noncurrent assets	(161)	—
Accounts payable	364	789
Accrued expenses	1,174	578
Deferred revenue	(16,486)	24,829
Other liabilities	(247)	(322)
Net cash (used in) provided by operating activities	(39,270)	1,317
Cash flows from investing activities:
Purchase of available for sale securities	(56,640)	(62,350)
Proceeds from sale or maturity of available for sale securities	69,953	—
Capital expenditures	(3,171)	(1,082)
Net cash provided by (used in) investing activities	10,142	(63,432)
Cash flows from financing activities:
Proceeds from common stock offering	2,973	90,750
Payment of common stock financing costs	(207)	(6,235)
Proceeds from long-term borrowing	17,500	—
Payment of long-term debt fees and issuance costs	(504)	(283)
Repayment of long-term debt	(4,999)	—
Proceeds from exercise of common stock options	367	75
Net cash provided by financing activities	15,130	84,307
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,998)	22,192
Cash, cash equivalents, and restricted cash - beginning of period	48,460	26,268
Cash, cash equivalents, and restricted cash - end of period	$34,462	$48,460

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information
Non-cash operating activities:
Right-of-use asset acquired through operating leases	$8,147	$—
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	43	348
Non-cash financing activities:
Debt fees (accrued expense and other noncurrent liabilities)	656	100
Common stock issuance costs (accounts payable and accrued expenses)	—	305
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$33,262	$48,460
Restricted cash included in other noncurrent assets	1,200	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$34,462	$48,460
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on its proprietary Spherical Nucleic Acid (“SNA”), technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. The Company believes the design of its SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company is in IND-enabling development of XCUR-FXN, an SNA–based therapeutic candidate, for the treatment of Friedreich’s ataxia (FA) and expect to initiate a first-in-patient Phase 1b clinical trial in 2022. The Company is also working to advance its SNA–based therapeutic candidate cavrotolimod (AST-008) in an ongoing Phase 1b/2 clinical trial in cancer patients.

The Company believes that one of the key strengths of its proprietary SNAs is that they have the potential for increased cellular uptake compared to conventional linear oligonucleotides and as a result the potential to achieve higher efficacy at the same doses of oligonucleotide administered. The Company has shown in clinical and preclinical studies that SNAs may have therapeutic potential in immuno-oncology and dermatology. In addition, the Company has shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. Accordingly, the Company has expanded its pipeline into neurology, and is conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
Throughout these consolidated financial statements, the terms the “Company” and “Exicure” refer to Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations, of Exicure, Inc.
Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2020 and 2019, and for the years then ended, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”). Certain amounts from the prior period have been reclassified to conform to the current year presentation. Specifically, in the accompanying consolidated balance sheet, right-of-use assets and non-current lease liabilities are presented separately and, in the accompanying consolidated statement of cash flows, amortization of investments is presented separately.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Significant Risks and Uncertainties

In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s routine communication to address employee and business concerns and providing frequent updates to the Company’s board of directors (the “Board”). As of July 1, 2020, the Company took occupancy of approximately 30,000 square feet of laboratory and office space in its new headquarters in Chicago, Illinois. Since then, the Company has operated under COVID-19 social distancing guidelines and has generally operated with 100% of its R&D staff on-site. The Company’s office and general and administrative team continues to work predominantly from home. The Company’s preclinical development program in Friedreich’s ataxia (“FA”) is ongoing and it began IND-enabling studies for XCUR-FXN in late 2020. The Company also continues to progress its collaborations with AbbVie Inc. (“AbbVie”) and DERMELIX, LLC, d/b/a Dermelix Biotherapeutics (“Dermelix”). However, if the COVID-19 pandemic continues to persist for an extended period of time, the Company could experience further significant disruptions to its preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.

The Company believes that the effects of the COVID-19 pandemic or its impact contributed to delays in its enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the trial for its cavrotolimod (AST-008) clinical program. The Company now anticipates to report overall response rate (“ORR”) results for cavrotolimod (AST-008) in the first half of 2022 rather than by year end 2021 as previously guided in September 2020. The extent to which the COVID-19 pandemic or its impact or effects may continue to impact the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration or spread of the pandemic, its impact and effects, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, travel restrictions, quarantines, social distancing, phased re-openings and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease, including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Liquidity Risk
As of December 31, 2020, the Company has generated an accumulated deficit of $124,802 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at December 31, 2020, including amounts borrowed and available under the MidCap Credit Facility (see Note 6), is sufficient to fund the Company’s current plans for at least the next 12 months from the date of this report. Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, such as its “at the market offering” program pursuant to its equity distribution agreement with BMO Capital Markets Corp., to fund operations. However, there can be no assurance that such additional financing will be available and, if available, can

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
be obtained on terms acceptable to the Company. The Company has historically principally raised capital through the sale of its securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, the Company could experience an inability to access additional capital, which could in the future negatively affect its operations.

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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
2. Significant Accounting Policies
Cash, cash equivalents, and short-term investments
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s short-term investments have initial maturities of greater than three months from date of purchase. The Company classifies its marketable debt security investments as “available-for-sale” and carries them at fair market value based upon prices on the last day of the fiscal period for identical or similar items. The Company records unrealized gains and losses on marketable debt securities in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or interest expense over the life of the of the underlying security. Realized gains and losses are included in other income, net. The Company uses the specific identification method to determine the cost of securities sold.
The Company secures a standby letter of credit with a restricted certificate of deposit account as part of its Chicago lease agreement. The Company considers the restricted certificate of deposit account to be restricted cash because its use to the Company is contractually limited and presents the balance within other noncurrent assets on the Company’s consolidated balance sheet at December 31, 2020.
Accounts receivable and unbilled revenue receivable
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. The Company's receivables as of December 31, 2020 and December 31, 2019 relate to amounts reimbursed under its collaboration agreement with Dermelix. The Company believes that credit risks associated with its collaboration partner are not significant and that these receivables are fully collectible. To date, the Company has not had any write-offs of uncollectible receivables, and the Company did not have an allowance for doubtful accounts as of December 31, 2020 and 2019.
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
As of December 31, 2020, the Company's receivables primarily relate to amounts reimbursed under its collaboration agreement with Dermelix. For the year ended December 31, 2020, the Company’s revenue was generated from its collaborations with AbbVie and Dermelix.

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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recorded from inception in December 2011 through December 31, 2020.
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
Revenue recognition
The Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps:
1.Identify the contract with the customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights and obligations regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.
2.Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.
3.Determine the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment.
4.Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices.
5.Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, or settle liabilities, and holding or selling the asset.
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
During the years ended December 31, 2020 and 2019, the Company has primarily earned revenue under the collaboration agreements with AbbVie and Dermelix (see Note 3 for more information).
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
Leases
The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized on the balance sheet at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or to terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.
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
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2020 and 2019, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
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
The adoption of ASC 842 on January 1, 2019 resulted in the recognition of an operating lease asset of approximately $613 and operating lease liabilities of approximately $623, with no impact to operating expense, net loss, or basic and diluted loss per common share for the year ended December 31, 2019. The impact to the consolidated balance sheet upon adoption of ASC 842 is as follows:

	As Previously Reported December 31, 2018	ASC 842 Adoption Adjustment	As Reported Under ASC 842 January 1, 2019
Prepaid expenses and other current assets	$1,392	$(28)	$1,364
Right-of-use asset	—	613	613
Accrued expenses and other current liabilities	1,543	243	1,786
Lease liability, noncurrent	—	342	342
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
3. Collaborative Research and License Agreements
AbbVie Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, a “Collaboration Program”). Under each such license (obtained in connection with the exercise of an Option, as defined and discussed further below), the Company would grant to AbbVie exclusive, royalty-bearing, sublicenseable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the AbbVie Collaboration Agreement, the Company will use commercially reasonable efforts to conduct two Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific Collaboration Program targets (each, a “Program Target”).
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
As of the Effective Date of the AbbVie Collaboration Agreement, the total transaction price was determined to be $25,000, consisting solely of the AbbVie Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Effective Date of the AbbVie Collaboration Agreement, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or AbbVie. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2020, the Company determined that any development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at December 31, 2020.
The Company will recognize revenue related to the Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
During the years ended December 31, 2020 and December 31, 2019, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $16,486 and $171, respectively. As of December 31, 2020, there was $8,343 of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as current on the consolidated balance sheet. As of December 31, 2019, there was $24,829 of deferred revenue related to the AbbVie Collaboration Agreement, of which $21,873 is classified as current and $2,956 is classified as noncurrent on the consolidated balance sheet.
During the three months ended December 31, 2019, the Company incurred $3,750 in license fees owed to Northwestern University in connection with the receipt of the AbbVie Upfront Payment, which the Company recorded as research and development expenses during such period.

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
For each of NS as well as any additional licensed product for which Dermelix exercises one of its options, the Company is eligible to receive additional cash payments totaling up to $13,500 upon achievement of certain development and regulatory milestones and up to $152,500 upon achievement of certain sales milestones. The regulatory milestones are payable upon the initiation or completion of clinical trials, and regulatory approval in the United States and outside the United States, per program. The commercial sales milestones are payable upon achievement of specified aggregate annual product sales thresholds. In the event a therapeutic candidate subject to the collaboration results in commercial sales, the Company will receive low double-digit royalties on annual net sales for such licensed products.
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
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services were provided. The Company recognized $127 and $1,125 of revenue under the Dermelix Collaboration Agreement during the years ended December 31, 2020 and December 31, 2019, respectively, which reflects full recognition of the upfront payment as revenue as well as reimbursement by Dermelix for additional costs incurred by Exicure for early stage development costs beyond the initial $1,000 upfront payment.
4. Supplemental Balance Sheet Information
Property and equipment, net

	December 31,
	2020	2019
Scientific equipment	$5,476	$2,795
Leasehold improvements	192	192
Computers and software	46	32
Furniture and fixtures	30	41
Construction in process	119	356
Property and equipment, gross	5,863	3,416
Less: accumulated depreciation	(1,740)	(1,317)
Property and equipment, net	$4,123	$2,099
Depreciation and amortization expense was $766 and $392, for the years ended December 31, 2020 and 2019, respectively.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Accrued expenses and other current liabilities

	December 31,
	2020	2019
Accrued clinical, contract research and manufacturing costs	$1,372	$515
Accrued payroll-related expenses	1,158	920
Lease liability, current	223	292
Accrued other expenses	772	708
Accrued expenses and other current liabilities	$3,525	$2,435
5. Investments
As of December 31, 2020 and 2019, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of December 31, 2020:

One year or less	100%
After one year but within two years	—%
Total	100%

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at December 31,2020 and December 31, 2019 were as follows:

	December 31, 2020
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$15,992	$2	$(3)	$15,991
Corporate notes/bonds	29,227	72	(3)	29,296
U.S. Treasuries	2,251	2	—	2,253
U.S. Government agency securities	1,265	13	—	1,278
	$48,735	$89	$(6)	$48,818

	December 31, 2019
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$13,932	$1	$(2)	$13,931
Corporate notes/bonds	36,620	1	(24)	36,597
U.S. Treasuries	4,513	—	(1)	4,512
U.S. Government agency securities	9,786	—	(2)	9,784
	$64,851	$2	$(29)	$64,824

6. Debt
MidCap Credit Agreement
On September 25, 2020, the Company entered into a Credit and Security Agreement, as amended on October 21, 2020, (the “MidCap Credit Agreement”), with MidCap Financial Trust (“MidCap”), as agent, and the lenders party thereto from time to time.
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
Total proceeds, net of fees and issuance costs, borrowed under Tranche 1 were $16,512. Fees and issuance costs of $332, as well as fees of $656 that are payable to MidCap at maturity of Tranche 1, are recorded as a reduction to the carrying amount of long-term debt on the Company’s balance sheet and will be amortized to interest expense through the maturity date of October 1, 2025 using the effective interest method. Fees and issuance costs of $73 attributed to the amount available to be borrowed under Tranche 2 were paid or accrued and recorded as deferred financing costs (other assets) and will be recorded as a reduction in the carrying amount of long-term debt in future periods if amounts are borrowed under Tranche 2.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2020, the aggregate carrying value of the Company’s long-term debt is $16,589.
As of December 31, 2020, the principal maturities of the Company’s long-term debt were as follows:

December 31, 2020
2021	$—
2022	1,459
2023	5,833
2024	5,833
2025	4,375
Principal balance outstanding	17,500
less: unamortized discount and debt issuance costs	(911)
Long-term debt	16,589
Current portion	—
Noncurrent portion	$16,589
The Company paid interest on debt of $394 and $597 during the years ended December 31, 2020 and 2019, respectively.
7. Leases
The Company’s lease arrangements consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2021 (the “Chicago Lease”), (ii) a lease for office and laboratory space at its former headquarters in Skokie, Illinois that commenced in March 2012 and is scheduled to end in February 2021 (the “Skokie Lease”), (iii) a lease for office space at a multi-tenant facility in Cambridge, MA that commenced in March 2019 and is cancelable at any time (the “Cambridge Lease”), and (iv) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.
The Skokie Lease includes a renewal option which the Company concluded is not reasonably certain to be exercised. Lease payments for the Skokie Lease include a fixed payment amount as well as variable payments related to a proportionate share of operating and real estate expenses.
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
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200 and subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s consolidated balance sheet at December 31, 2020.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of December 31, 2020, the Company determined it is not reasonably certain that the renewal option would be exercised.
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
Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	9.5 years	1.2 years
Weighted-average discount rate	8.3%	16.1%
The following table summarizes lease costs in the Company’s consolidated statement of operations:

	December 31,
	2020	2019
Operating lease costs	$1,042	$336
Short term lease costs	127	100
Variable lease costs	521	344
Total lease costs	$1,690	$780

The Company made cash payments for operating leases of $2,244 and $847 during the years ended December 31, 2020 and 2019, respectively.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Maturities of the Company’s lease liability as of December 31, 2020 were as follows:

Years Ending December 31,	Operating Leases
2021	870
2022	1,163
2023	1,198
2024	1,235
2025	1,272
Thereafter	6,207
Total	$11,945
Less: imputed interest	(3,763)
Total lease liability	$8,182

Current operating lease liability	$223
Noncurrent operating lease liability	7,959
Total lease liability	$8,182

8. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
The Company has 200,000,000 shares of common stock, par value $0.0001, authorized. As of December 31, 2020 and December 31, 2019, the Company had 87,651,352 and 86,069,263 shares issued and outstanding, respectively.
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
December 2019 Offering
On December 23, 2019, the Company sold 10,000,000 shares of its common stock at the public offering price of $2.75 per share in an underwritten public offering for gross proceeds of $27,500 and estimated net proceeds of $25,344 after deducting underwriting discounts and commission and other offering expenses payable by the Company (the “December 2019 Offering”). In addition, the Company granted the underwriters a 30-day option to purchase an additional 1,500,000 shares of common stock. On January 6, 2020, the underwriters exercised such option with respect to 1,081,184 shares of common stock at the public offering price of $2.75 per share for

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
additional gross proceeds of $2,973 and net proceeds of $2,766 after deducting underwriting discounts and commission and other offering expenses.
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
Common Stock Warrants
As of December 31, 2020, warrants to purchase 413,320 shares of common stock at a price of $3.00 per share remain outstanding. The warrants expire as follows: 163,174 warrants expire on March 27, 2021; 132,884 expire on April 28, 2021; and 117,262 expire on May 3, 2021. The warrants are classified as a liability which is remeasured each period at fair value. See Note 12, Fair Value Measurements, for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2020:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2019	$(27)	$(27)
Other comprehensive income (loss) before reclassifications	107	107
Net losses reclassified from accumulated other comprehensive loss	3	3
Net current period other comprehensive income	110	110
Balance at December 31, 2020	$83	$83
The net loss reclassified from accumulated other comprehensive loss during the year ended December 31, 2020 resulted from sales of available-for-sale securities prior to maturity. The gross realized gains and gross realized losses of these sales for the year ended December 31, 2020 were $23 and $6, respectively. The basis on which the cost of the securities was determined was specific identification. Proceeds related to these sales were $9,404.
9. Equity-Based Compensation
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 5,842,525 shares of Exicure common stock, which includes 2,169,905 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 3,683,817 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The 2017 Plan also provides that

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2020 by the least of 4,600,000 shares, five percent (5%) of the shares of Exicure common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares as determined by the Company’s compensation committee. No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan.
As of December 31, 2020, the aggregate number of common stock options available for grant under the 2017 Plan was 2,309,030. On January 1, 2021, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 4,382,567 awards.
The common stock options are contingent on the participants’ continued employment or provision of non-employee services and are subject to forfeiture if employment or continued service terminates for any reason. The initial stock option grant to an employee or consultant generally vests 25% on the first 12-month anniversary of the grant date and vests 1/48th monthly thereafter until fully vested at the end of 48 months. Subsequent stock option grants to employees or consultants generally vest 1/48th monthly until fully vested at the end of 48 months. The initial stock option grant to a non-employee director vests 1/36th monthly until fully vested at the end of 36 months. Subsequent stock option grants to a non-employee director vests 1/12th monthly until fully vested at the end of 12 months. The term of common stock option grants is 10 years unless terminated earlier as described above.
Equity-based compensation expense is classified in the statements of operations as follows:

	Year Ended December 31,
	2020	2019
Research and development expense	$878	$535
General and administrative expense	1,306	1,305
	$2,184	$1,840
Unamortized equity-based compensation expense at December 31, 2020 was $3,933, which is expected to be amortized over a weighted-average period of 2.6 years.
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

	Year Ended December 31,
	2020	2019
Expected term	5.2 to 6.1 years	5.3 to 6.1 years
Risk-free interest rate	0.31% to 1.68%; weighted avg. 0.61%	1.55% to 2.56%; weighted avg. 1.94%
Expected volatility	81.0% to 85.8%; weighted avg. 83.8%	80.2% to 86.7%; weighted avg. 82.6%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the years ended December 31, 2020 and 2019 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Year ended December 31, 2020	$1.19 to $2.80; weighted avg. $1.89	$1.19 to $2.80; weighted avg. $1.93
Year ended December 31, 2019	$2.32 to $3.05; weighted avg. $2.86	$2.32 to $3.05; weighted avg. $2.86
The weighted-average grant date fair value of common stock options granted in the years ended December 31, 2020 and 2019 was $1.32 and $2.01 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2019	5,697,714	$2.34	6.7	$4,625
Granted	2,755,248	1.93
Exercised	(500,905)	0.73
Forfeited	(724,761)	2.90
Outstanding - December 31, 2020	7,227,296	$2.24	6.8	$1,719
Exercisable - December 31, 2020	4,216,647	$2.23	5.1	$1,275
Vested and Expected to Vest - December 31, 2020	7,013,117	$2.24	6.7	$1,684
The aggregate intrinsic value of common stock options exercised during the years ended December 31, 2020 and 2019 was $526 and $172, respectively.
10. Income Taxes
Pretax loss before income taxes was $24,668 and $26,303 for the years ended December 31, 2020 and 2019, respectively, which consists entirely of losses in the U.S. and resulted in no provision for income tax expense during the years then ended.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2020		2019
Federal income tax expense at statutory rate	$(5,180)	21.0%	$(5,524)	21.0%
State income tax expense at statutory rate	(1,801)	7.3	(1,934)	7.3
Permanent differences	142	(0.6)	113	(0.4)
Change in valuation allowance	6,839	(27.7)	7,345	(27.9)
	$—	—%	$—	—%
The Company’s effective income tax rate for the years ended December 31, 2020 and 2019 is 0% because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred Tax Assets
Net operating losses	$26,346	$22,340
Intangibles	152	169
Accrued expenses	810	80
Operating lease liability	2,333	108
Equity-based compensation	1,206	1,023
Deferred revenue	2,378	—
Other	54	5
Less: Valuation allowance	(30,406)	(23,567)
Total deferred tax assets	2,873	158
Deferred Tax Liabilities
Prepaid Expenses	(335)	—
Fixed assets and other	(85)	(57)
Right-of-use asset	(2,453)	(101)
Total deferred tax liabilities	(2,873)	(158)
Deferred taxes, net	$—	$—
The Company has recorded a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized at December 31, 2020 and 2019. This determination is based on significant negative evidence, including:
•Cumulative losses: The Company has been in a significant cumulative loss position since its inception in 2011.
•Projected realization of net operating loss carry forward amounts: Projections of future pre-tax book loss and taxable losses based on the Company's recent actual performance and current industry data indicate it is more likely than not that the benefits will not be recognized.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
At December 31, 2020, the Company had a federal net operating loss carryforward of $93,040, of which $31,809 will begin to expire in 2035 and $61,231 which do not expire and may be carried forward indefinitely. At December 31, 2020, the Company had $90,705 of state net operating loss carryforwards which will begin to expire in 2027.
As provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), and similar state provisions, utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of net operating losses and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. For the year ended December 31, 2019, the Company completed a review of its changes in ownership and determined that the August 2019 Offering resulted in an ownership change during the year then ended, as defined by Section 382. However, the Company does not expect that the Section 382 limitation resulting from the August 2019 ownership change will place a material restriction on the Company’s ability to utilize its net operating losses and tax credit carryforwards. For the year ended December 31, 2020, the Company completed a review of its changes in ownership and determined that no additional ownership changes have occurred. There could be additional ownership changes after December 31, 2020 that could limit the amount of net operating losses and tax credit carryforwards that the Company can utilize in the future.
At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2015 through 2020. There are no pending examinations in any jurisdiction.
On March 27, 2020 and December 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act, 2021 (CAA). Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on the Company’s consolidated financial statements.
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2020 and 2019.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following is the computation of loss per common share for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net loss	$(24,668)	$(26,303)
Weighted-average basic and diluted common shares outstanding	87,203,588	57,671,734
Loss per share - basic and diluted	$(0.28)	$(0.46)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	December 31,
	2020	2019
Options to purchase common stock	7,227,296	5,697,714
Warrants to purchase common stock	413,320	413,320

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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$24,586	$24,586	$—	$—
Short-term investments:
Commercial paper	15,991	—	15,991	—
Corporate notes/bonds	29,296	—	29,296	—
U.S. Treasuries	2,253	—	2,253	—
U.S. Government agency securities	1,278	—	1,278	—
Total financial assets	$73,404	$24,586	$48,818	$—

Liabilities
Common stock warrant liability	$15	$—	$—	$15
Total financial liabilities	$15	$—	$—	$15

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
The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at December 31, 2020:

December 31, 2020
Expected term	0.3
Risk-free interest rate	0.10%
Expected volatility	68.91%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at December 31, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $6. A 10% change in the estimate of fair value of the common stock at December 31, 2020 would increase or decrease the fair value of the common stock warrant liability in the amount of $10.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2018	$797
Gain included in other income (expense), net	(383)
Balance at December 31, 2019	$414
Gain included in other income (expense), net	(399)
Balance at December 31, 2020	$15

13. Defined Contribution Plan
Exicure maintains a defined contribution savings plan for the benefit of its employees. Company contributions are determined under various formulas. The expense recognized for this plan was $257 and $185 for the years ended December 31, 2020 and 2019, respectively.
14. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2019, all pending patent applications under the Wound Healing License have been abandoned. As of December 31, 2020, the Company has paid to NU an aggregate of $8,317 in consideration of each of the obligations described above.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
15. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but serves as a member of the Board. The Company paid $100 in each of the years ended December 31, 2020 and 2019 in connection with these consulting services and these amounts are recognized as an expense in the accompanying consolidated statement of operations.
16. Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2020 and 2019 are as follows:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
Revenue	$9,183	$4,847	$2,443	$140
Net income (loss) (1)	1,150	(4,311)	(8,822)	(12,685)
Basic earnings (loss) per common share	$0.01	$(0.05)	$(0.10)	$(0.15)
Diluted earnings (loss) per common share	$0.01	$(0.05)	$(0.10)	$(0.15)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$25	$434	$527	$310
Net loss (1) (2)	(5,286)	(5,220)	(5,816)	(9,981)
Basic and diluted loss per common share	$(0.12)	$(0.12)	$(0.09)	$(0.13)
___________
(1) - Net income (loss) includes a non-cash unrealized gain (loss) related to the fair value adjustment of the common stock warrant liability of $346, $(189), $186, $56 in the three months ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 and $370, $(113), $103, and $24 in the three months ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019, respectively.
(2) - Net loss in the three months ended December 31, 2019 includes $3,750 of research and development expense related to license fees owed to Northwestern University in connection with the receipt of the AbbVie Upfront Payment during that period. Refer to Note 3, Collaborative Research and License Agreements for more information on the AbbVie Upfront Payment and Note 14, Commitments and Contingencies for more information on the Northwestern University License Agreements.
(3) - Revenue for the three months ended December 31, 2020 reflects events and conditions that occurred during the period that increased the estimated hours to complete the services under the AbbVie Collaboration Agreement. These increased estimated efforts resulted in less progress occurring relative to the increased estimate of total projected hours to complete the research services (and thus limited revenue recognized) during the three months ended December 31, 2020.

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
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer/interim principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our principal executive officer/interim principal financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer/interim principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company and an “emerging growth company” as of December 31, 2020, as defined in the Jumpstart Our Business Startups Act of 2012.
Our compliance with Section 404 of the Sarbanes-Oxley Act first became subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2018, and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status, which may not be until the 2023 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None

PART III
We will file a definitive proxy statement for our 2021 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 108 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits
Except as so indicated in Exhibit 32, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
			8-K (Exhibit 2.1)	10/2/2017	000-55764

3.1	Certificate of Merger relating to the merger of Max-1 Acquisition Sub., Inc. with and into Exicure OpCo, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.1)	10/2/2017	000-55764

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.2)	10/2/2017	000-55764

3.3	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	X

3.4	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K (Exhibit 4.1)	10/2/2017	000-55764

4.2	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.2)	10/2/2017	000-55764

4.3	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.1)	8/28/2018	000-55764

4.4	Description of Securities		10-K (Exhibit 4.4)	3/10/2020	001-39011

4.5	Form of Indenture, between the Registrant and one or more trustees to be named.		S-3 (Exhibit 4.2)	12/21/2020	333-251555

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate.		S-3 (Exhibit 4.4)	12/21/2020	333-251555

4.7	Form of Preferred Stock Warrant Agreement and Warrant Certificate.		S-3 (Exhibit 4.5)	12/21/2020	333-251555

4.8	Form of Debt Securities Warrant Agreement and Warrant Certificate.		S-3 (Exhibit 4.6)	12/21/2020	333-251555

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.	8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.	8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5+	Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David A. Giljohann, Ph.D.	8-K (Exhibit 10.7)	10/2/2017	000-55764

10.6+	Amended and Restated Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David S. Snyder.	8-K (Exhibit 10.8)	10/2/2017	000-55764

10.7+	Amended and Restated Employment Agreement as of December 10, 2019 by and between Exicure, Inc. and Matthias G. Schroff, Ph.D.	10-K (Exhibit 10.9)	3/10/2020	001-39011

10.8+	Amended and Restated Employment Agreement dated as of June 30, 2020 by and between Douglas E. Feltner, M.D. and Exicure, Inc.	10-Q (Exhibit 10.2)	8/12/2020	001-39011

10.9+	Form of Executive Employment Side Letter Agreement	8-K (Exhibit 10.1)	6/9/2020	001-39011

10.10+	Consulting Agreement dated as of October 1, 2011 by and between AuraSense Therapeutics, LLC and Chad A. Mirkin, Ph.D.	8-K (Exhibit 10.11)	10/2/2017	000-55764

10.11	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.	10-Q (Exhibit 10.1)	5/14/2020	001-39011

10.12	Credit and Security Agreement, dated as of September 25, 2020, by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.	8-K (Exhibit 10.1)	10/1/2020	001-39011

10.13
Amendment No. 1 dated as of October 21, 2020 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.
		10-Q (Exhibit 10.2)	11/12/2020	001-39011

10.14	Loan and Security Agreement dated as of February 17, 2016 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.16)	10/2/2017	000-55764

10.15	Amendment No. 1 to Loan and Security Agreement dated as of October 10, 2016 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.17)	10/2/2017	000-55764

10.15.1	Amendment No. 2 to Loan and Security Agreement dated as of January 15, 2018 by and between Exicure OpCo and Hercules.	S-1/A (Exhibit 10.17.1)	1/26/2018	333-221791

10.15.2	Amendment No. 3 to Loan and Security Agreement dated as of December 28, 2018 by and between Exicure OpCo and Hercules.	10-K (Exhibit 10.18.2)	3/8/2019	000-55764

10.15.3	Amendment No. 4 to Loan and Security Agreement dated as of March 8, 2019 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.1)	3/14/2019	000-55764

10.16*	Restated License Agreement between Exicure OpCo and Northwestern University dated as of August 15, 2015.	8-K/A (Exhibit 10.20)	11/7/2017	000-55764

10.17*	Amendment One to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 27, 2016.	8-K/A (Exhibit 10.23)	11/7/2017	000-55764

10.17.1*	Amendment Two to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 30, 2017.	10-K (Exhibit 10.22)	3/10/2020	001-39011

10.17.2*	Amendment Three to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of January 1, 2019.	10-K (Exhibit 10.23)	3/10/2020	001-39011

10.17.3	Amendment Four to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 13, 2019.	10-K (Exhibit 10.24)	3/10/2020	001-39011

10.18*	License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		8-K/A (Exhibit 10.21)	11/7/2017	000-55764

10.19*	Amendment One dated and effective as of June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		10-K (Exhibit 10.26)	3/10/2020	001-39011

10.19.1	Amendment Two dated and effective as of November 13, 2019 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		10-K (Exhibit 10.27)	3/10/2020	001-39011

10.20*	License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		8-K/A (Exhibit 10.22)	11/7/2017	000-55764

10.21*	Amendment One dated and effective June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		10-K (Exhibit 10.27)	3/10/2020	001-39011

10.22*	Research Collaboration, Option and License Agreement between Exicure OpCo and Purdue Pharma L.P. dated as of December 2, 2016.		8-K/A (Exhibit 10.24)	11/7/2017	000-55764

10.23*	License and Development Agreement between Exicure, Inc. and DERMELIX LLC dated February 17, 2019.		10-Q (Exhibit 10.2)	5/8/2019	000-55764

10.24	Side Agreement to Northwestern Agreements by and among Exicure OpCo, Northwestern University and Purdue Pharma L.P. dated as of October 11, 2016.		8-K/A (Exhibit 10.25)	11/7/2017	000-55764

10.25*	Collaboration, Option and License Agreement between Exicure, Inc. and Allergan Pharmaceuticals International Limited dated as of November 13, 2019		10-K (Exhibit 10.33)	3/10/2020	001-39011

10.26	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Allergan Pharmaceuticals International Limited dated as of November 13, 2019.		10-K (Exhibit 10.34)	3/10/2020	001-39011

10.27	Form of Subscription Agreement by and between the Company and each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.5)	10/2/2017	000-55764

10.28	Equity Distribution Agreement, dated as of December 21, 2020, between the Registrant and BMO Capital Markets Corp.		S-3 (Exhibit 1.2)	12/21/2020	333-251555

21.1	Subsidiaries of Exicure, Inc.	X

23.1	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1
Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1**	Certifications of Principal Executive Officer/Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
† Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.
+ Indicates a management contract or compensatory plan.
* Indicates that portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

** This certification is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exicure, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 11, 2021.

EXICURE, INC.

By:	/s/ David A. Giljohann
David A. Giljohann, Ph.D.
President, Chief Executive Officer, Interim Chief Financial Officer and Director

POWER OF ATTORNEY
We, the undersigned directors and officers of Exicure, Inc., hereby severally constitute and appoint David A. Giljohann and Timothy P. Walbert, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney. This Power of Attorney does not revoke any power of attorney previously granted by the undersigned, or any of them.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ David A. Giljohann	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)	March 11, 2021
David A. Giljohann, Ph.D.
/s/ Timothy P. Walbert	Director and Chairman of the Board of Directors	March 11, 2021
Timothy P. Walbert

/s/ Jeffrey L. Cleland	Director	March 11, 2021
Jeffrey L. Cleland, Ph.D.

Director
Elizabeth Garofalo, M.D.

/s/ Bosun Hau	Director	March 11, 2021
Bosun Hau

/s/ Chad A. Mirkin	Director	March 11, 2021
Chad A. Mirkin, Ph.D.

/s/ Bali Muralidhar	Director	March 11, 2021
Bali Muralidhar, M.D., Ph.D.

Director
Andrew Sassine

/s/ James R. Sulat	Director	March 11, 2021
James R. Sulat

/s/ David R. Walt	Director	March 11, 2021
David R. Walt, Ph.D.