Form 10-Q
period 2021-03-31
EXICURE, INC.
filed 2021-05-12
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 10, 2021, there were 87,993,598 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors described in the “Risk Factor Summary” below and set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•the initiation, timing, progress and results of our current and future preclinical studies, clinical trials, collaboration and partnership programs, including our ongoing clinical trials and any planned clinical trials for XCUR-FXN, cavrotolimod (AST-008) or any of our product candidates, and the research and development programs we pursue;
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
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•the impact of government laws and regulations as well as developments relating to our competitors or our industry; and
•other factors that may impact our financial and clinical results.
These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed with the SEC as exhibits thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no, and specifically decline any, obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
This Quarterly Report on Form 10-Q also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for certain therapeutics, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.
Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Exicure,” “we,” “us” and “our” refers to Exicure, Inc., a Delaware corporation, and, where appropriate, its subsidiary.

SUMMARY RISK FACTORS

Investing in common stock involves numerous risks, including the risks described in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$34,296	$33,262
Short-term investments	33,140	48,818
Accounts receivable	—	11
Prepaid expenses and other assets	6,551	4,231
Total current assets	73,987	86,322
Property and equipment, net	4,092	4,123
Right-of-use asset	8,443	8,606
Other noncurrent assets	1,426	1,393
Total assets	$87,948	$100,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,976	$1,866
Accrued expenses and other current liabilities	2,441	3,525
Deferred revenue, current	7,346	8,343
Total current liabilities	12,763	13,734
Long-term debt, net	16,659	16,589
Lease liability, noncurrent	7,829	7,959
Other noncurrent liabilities	656	656
Total liabilities	$37,907	$38,938

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 87,993,598 issued and outstanding, March 31, 2021; 87,651,352 issued and outstanding, December 31, 2020	9	9
Additional paid-in capital	168,442	167,379
Accumulated other comprehensive income (loss)	32	83
Accumulated deficit	(118,442)	(105,965)
Total stockholders' equity	50,041	61,506
Total liabilities and stockholders’ equity	$87,948	$100,444
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration revenue	$997	$9,183
Total revenue	997	9,183
Operating expenses:
Research and development expense	10,262	6,075
General and administrative expense	2,892	2,574
Total operating expenses	13,154	8,649
Operating (loss) income	(12,157)	534
Other (expense) income, net:
Dividend income	1	39
Interest income	88	360
Interest expense	(409)	(128)
Other income, net	—	345
Total other (expense) income, net	(320)	616
Net (loss) income before provision for income taxes	(12,477)	1,150
Provision for income taxes	—	—
Net (loss) income	$(12,477)	$1,150

Basic (loss) earnings per common share	$(0.14)	$0.01
Diluted (loss) earnings per common share	$(0.14)	$0.01

Weighted-average basic common shares outstanding	87,852,378	87,079,160
Weighted-average diluted common shares outstanding	87,852,378	88,244,632
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(12,477)	$1,150
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains on available for sale securities, net of tax	(51)	10
Other comprehensive (loss) income	(51)	10
Comprehensive (loss) income	$(12,528)	$1,160
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	87,651,352	$9	$167,379	$(105,965)	$83	$61,506
Exercise of options	342,246	—	546	—	—	546
Equity-based compensation	—	—	517	—	—	517
Other comprehensive loss, net	—	—	—	—	(51)	(51)
Net loss	—	—	—	(12,477)	—	(12,477)
Balance at March 31, 2021	87,993,598	$9	$168,442	$(118,442)	$32	$50,041

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Equity-based compensation	—	—	441	—	—	441
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	10	10
Net income	—	—	—	1,150	—	1,150
Balance at March 31, 2020	87,150,447	$9	$165,269	$(80,147)	$(17)	$85,114

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(12,477)	$1,150
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	263	148
Amortization of right-of-use asset	162	84
Equity-based compensation	517	441
Amortization of long-term debt issuance costs and fees	70	35
Amortization of investments	108	40
Change in fair value of warrant liabilities	(2)	(346)
Changes in operating assets and liabilities:
Accounts receivable	11	(2)
Prepaid expenses and other current assets	(2,320)	(951)
Other noncurrent assets	(33)	30
Accounts payable	1,103	1,807
Accrued expenses	(1,084)	(1,108)
Deferred revenue	(997)	(9,116)
Other liabilities	(130)	(59)
Net cash used in operating activities	(14,809)	(7,847)
Cash flows from investing activities:
Purchase of available for sale securities	—	(21,926)
Proceeds from sale or maturity of available for sale securities	15,522	10,000
Capital expenditures	(225)	(577)
Net cash provided by (used in) investing activities	15,297	(12,503)
Cash flows from financing activities:
Proceeds from common stock offering	—	2,973
Payment of common stock financing costs	—	(207)
Payment of long-term debt fees and issuance costs	—	(100)
Repayment of long-term debt	—	(4,999)
Proceeds from exercise of common stock options	546	—
Net cash provided by (used in) financing activities	546	(2,333)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,034	(22,683)
Cash, cash equivalents, and restricted cash - beginning of period	34,462	48,460
Cash, cash equivalents, and restricted cash - end of period	$35,496	$25,777

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	50	126
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$34,296	$33,262
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$35,496	$34,462
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for neurology, immuno-oncology, inflammatory diseases, and other genetic disorders based on its proprietary Spherical Nucleic Acid, or SNA, technology. The Company believes that its proprietary SNA architecture has distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and may have therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. The Company is in preclinical development of XCUR-FXN, a lipid-nanoparticle SNA-based therapeutic candidate, for the intrathecal treatment of Friedreich’s ataxia (FA). The Company’s therapeutic candidate cavrotolimod (AST-008) is in a Phase 1b/2 clinical trial in patients with advanced solid tumors.
The Company believes that one of the key strengths of its proprietary SNAs is that they have the potential for increased cellular uptake compared to conventional linear oligonucleotides and as a result the potential to achieve higher efficacy at the same doses of oligonucleotide administered. The Company has shown in clinical and preclinical studies that SNAs may have therapeutic potential in immuno-oncology and dermatology. In addition, the Company has shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. Accordingly, the Company has expanded its pipeline into neurology, and is concluding early stage research activities in ophthalmology, pulmonology, and gastroenterology.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company” and “Exicure” refer to Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s routine communication to address employee and business concerns and providing frequent updates to the Company’s board of directors (the “Board”). During the first quarter of 2021 and through the date of this report, the Company continues to operate under COVID-19 social distancing guidelines and has generally operated with 100% of its R&D staff on-site. The Company’s office and general and administrative team is also working on-site approximately 50% of the time. The Company’s preclinical development program in Friedreich’s ataxia (“FA”) is ongoing and it began IND-enabling studies for XCUR-FXN in late 2020. The Company also continues to progress its collaborations with AbbVie Inc. (“AbbVie”). However, if the COVID-19 pandemic continues to persist for an extended period of time, the Company could experience further significant disruptions to its preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company believes that the effects of the COVID-19 pandemic or its impact contributed to delays during the second half of 2020 and the first quarter of 2021 in its enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the trial for its cavrotolimod (AST-008) clinical program. The Company has taken additional measures to increase the enrollment of patients, including frequent interaction with its clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that the Company may continue to enroll patients as initially planned. The Company believes these additional measures have positively affected enrollment during late 2020 and into 2021, however any additional delays may require the Company to further lengthen its clinical development timeline for cavrotolimod (AST-008). The Company expects to report overall response rate, or ORR, results in the first half of 2022. The extent to which the COVID-19 pandemic or its impact or effects may continue to impact the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration or spread of the pandemic, its impact and effects, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, travel restrictions, quarantines, social distancing, phased re-openings and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Liquidity Risk
As of March 31, 2021, the Company has generated an accumulated deficit of $137,279 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at March 31, 2021, including amounts borrowed and available under the MidCap Credit Facility (see Note 6), is sufficient to fund the Company’s current plans for at least the next 12 months from the date these financial statements were issued.
Management believes that it will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, such as its “at the market offering” program pursuant to its equity distribution agreement with BMO Capital Markets Corp., to fund its current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. The Company has historically principally raised capital through the sale of its securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, the Company could experience an inability to access additional capital, which could in the future negatively affect its ability to raise capital and ultimately, its operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the interim condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, the interim condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2021 and 2020, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2021 and 2020, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, and the results of its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2021. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
None.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. ASU 2016-13 requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. ASU 2016-13 also requires enhanced disclosure of credit risk associated with financial assets. The effective date of ASU 2016-13 was deferred by ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)—Effective Dates to the annual period beginning after December 15, 2022 for companies that (i) meet the definition of an SEC filer and (ii)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

are eligible as “smaller reporting companies” as such term is defined by the SEC, with early adoption permitted. The Company is currently assessing the impact of adoption of ASU 2016-13 to its consolidated financial statements.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s obligation to conduct the activities defined in the Development Plan under the AbbVie Collaboration Agreement commenced on November 13, 2019 and continues until the earlier of (i) the date AbbVie exercises an Option, (ii) the date AbbVie abandons a Collaboration Program and foregoes its Option to that Collaboration Program, or (iii) the fifth anniversary of the Effective Date (the “Research Term”). If the Initial Option Exercise Period or Extended Option Exercise Period is still in effect for a Collaboration Program or if the Company has not delivered a complete Initial Development Report or, if AbbVie made an Extension Exercise for a Collaboration Program, a complete IND-Enabling Activities Data Package for such Collaboration Program, as determined by the JDC, then the Research Term will automatically extend by one-year increments until such obligation is satisfied, but in no event past the seventh anniversary of the Effective Date.
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
Termination of the AbbVie Collaboration Agreement for any reason will not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination. In addition, termination of the AbbVie Collaboration Agreement will not preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

respect to any breach of the AbbVie Collaboration Agreement. If either party terminates the AbbVie Collaboration Agreement, the license and rights granted to AbbVie with respect to the terminated Collaboration Program or License Product shall terminate.
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
As of the Effective Date of the AbbVie Collaboration Agreement, the total transaction price was determined to be $25,000, consisting solely of the AbbVie Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Effective Date of the AbbVie Collaboration Agreement, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or AbbVie. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2021, the Company determined that any development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at March 31, 2021.
The Company will recognize revenue related to the Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
During the three months ended March 31, 2021 and March 31, 2020, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $997 and $9,116, respectively. As of March 31, 2021 and December 31, 2020, there was $7,346 and $8,343 of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as current on the unaudited condensed consolidated balance sheet.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Dermelix Collaboration Agreement
On February 17, 2019, Exicure entered into a License and Development Agreement with Dermelix (the “Dermelix Collaboration Agreement.”) Under the terms of the Dermelix Collaboration Agreement, Exicure received an upfront payment of $1,000, to be applied against the initial $1,000 of the Company’s development expenses.
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services were provided. The Company recognized no revenue under the Dermelix Collaboration Agreement during the three months ended March 31, 2021. The Company recognized $67 of revenue during the three months ended March 31, 2020 which reflected reimbursement by Dermelix for additional costs incurred by Exicure for early stage development costs beyond the initial $1,000 upfront payment.
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2021	December 31, 2020
Prepaid clinical, contract research and manufacturing costs	$4,548	$2,336
Interest receivable	224	161
Prepaid insurance	472	694
Other	1,307	1,040
Prepaid expenses and other current assets	$6,551	$4,231
Property and equipment, net

	March 31, 2021	December 31, 2020
Scientific equipment	$5,760	$5,476
Leasehold improvements	—	192
Computers and software	52	46
Furniture and fixtures	30	30
Construction in process	61	119
Property and equipment, gross	5,903	5,863
Less: accumulated depreciation	(1,811)	(1,740)
Property and equipment, net	$4,092	$4,123
Depreciation and amortization expense was $263 and $148 for the three months ended March 31, 2021 and 2020, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accrued expenses and other current liabilities

	March 31, 2021	December 31, 2020
Accrued clinical, contract research and manufacturing costs	$697	$1,372
Accrued payroll-related expenses	662	1,158
Lease liability, current	327	223
Accrued other expenses	755	772
Accrued expenses and other current liabilities	$2,441	$3,525

5. Investments
As of March 31, 2021 and December 31, 2020, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of March 31, 2021:

One year or less	100%
After one year but within two years	—%
Total	100%

All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$7,998	$1	$(1)	$7,998
Corporate notes/bonds	23,850	25	(2)	23,873
U.S. Government agency securities	1,260	9	—	1,269
	$33,108	$35	$(3)	$33,140

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
The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25,000 (the “MidCap Credit Facility”). The Company borrowed the first advance of $17,500 (“Tranche 1”) on September 25, 2020 (the “Closing Date”). Under the terms of the MidCap Credit Agreement, the second advance of $7,500 (“Tranche 2”) will be available to the Company from April 1, 2021 to September 30, 2021, subject to the Company’s satisfaction of certain conditions described in the MidCap Credit Agreement. The Company believes the conditions to access the available Tranche 2 amount are satisfied as of March 31, 2021. The proceeds from the MidCap Credit Facility are expected to be used for working capital and general corporate purposes.
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
As of March 31, 2021, the aggregate carrying value of the Company’s long-term debt is $16,659.
As of March 31, 2021, the principal maturities of the Company’s long-term debt were as follows:

March 31, 2021
2021 (remaining nine months)	$—
2022	1,459
2023	5,833
2024	5,833
2025	4,375
Principal balance outstanding	$17,500
less: unamortized discount and debt issuance costs	(841)
Long-term debt	$16,659
Current portion	—
Noncurrent portion	$16,659
The Company paid interest on the MidCap Credit Agreement of $339 during the three months ended March 31, 2021. The Company paid interest on the Hercules Loan Agreement of $142 during the three months ended March 31, 2020.
7. Leases
The Company’s lease arrangements at March 31, 2021 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”), (ii) a lease for office space at a multi-tenant facility in Cambridge, MA that commenced in March 31, 2019 and is cancelable at any time (the “Cambridge Lease”), and (iii) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.
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
The Company’s lease arrangement for office and laboratory space at its former headquarters in Skokie, Illinois ended in February 2021 in accordance with the terms of that lease arrangement.
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
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200 and subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s unaudited condensed consolidated balance sheet at March 31, 2021.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of March 31, 2021, the Company determined it is not reasonably certain that the renewal option would be exercised.
Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

March 31, 2021
Weighted-average remaining lease term	9.3 years
Weighted-average discount rate	8.3%

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$327	$84
Short term lease costs	31	38
Variable lease costs	377	57
Total lease costs	$735	$179
The Company made cash payments for operating leases of $647 and $114 during the three months ended March 31, 2021 and 2020, respectively.
Maturities of the Company’s lease liability as of March 31, 2021 were as follows:

Years Ending December 31,	Operating Leases
2021 (remaining nine months)	$681
2022	1,163
2023	1,198
2024	1,235
2025	1,272
2026	1,310
Thereafter	4,897
Total	$11,756
Less: imputed interest	(3,600)
Total lease liability	$8,156

Current operating lease liability	$327
Noncurrent operating lease liability	7,829
Total lease liability	$8,156
8. Stockholders’ Equity
Preferred Stock
As of March 31, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of March 31, 2021 and December 31, 2020, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of March 31, 2021 and December 31, 2020, the Company had 87,993,598 shares and 87,651,352 shares issued and outstanding, respectively.
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
Common Stock Warrants
As of March 31, 2021 and December 31, 2020, warrants to purchase 250,146 and 413,320 shares of common stock at a price of $3.00 per share were outstanding. The warrants expired unexercised as follows: 163,174 warrants expired on March 27, 2021, 132,884 expired on April 28, 2021, and 117,262 expired on May 3, 2021. The warrants are classified as a liability which is remeasured each period at fair value. See Note 12, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss before reclassifications	(51)	(51)
Net current period other comprehensive loss	(51)	(51)
Balance at March 31, 2021	$32	$32
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2020:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2019	$(27)	$(27)
Other comprehensive income before reclassifications	10	10
Net current period other comprehensive income	10	10
Balance at March 31, 2020	$(17)	$(17)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9. Equity-Based Compensation
The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 4,600,000 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Company’s Board. The Compensation Committee made the determination to increase the share reserve for the 2017 Equity Incentive Plan by 4,382,567 shares, effective January 1, 2021.
As of March 31, 2021, the aggregate number of common stock options available for grant under the 2017 Equity Incentive Plan was 6,143,211.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development expense	$257	$157
General and administrative expense	260	284
	$517	$441

Unamortized equity-based compensation expense at March 31, 2021 was $4,292, which is expected to be amortized over a weighted-average period of 2.6 years.
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

	Three Months Ended March 31,
	2021	2020
Expected term	5.0 to 6.1 years	5.2 to 6.1 years
Risk-free interest rate	0.36% to 1.12%; weighted avg. 0.92%	0.80% to 1.68%; weighted avg. 0.82%
Expected volatility	82.4% to 83.6%; weighted avg. 82.7%	81.0% to 83.1%; weighted avg. 83.0%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The fair value of the underlying common stock and the exercise price for the common stock options granted during the three months ended March 31, 2021 and 2020 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Three months ended March 31, 2021	$1.82 to $2.57; weighted avg. $2.23	$1.82 to $2.57; weighted avg. $2.23
Three months ended March 31, 2020	$1.19 to $2.80: weighted avg. $1.27	$1.19 to $2.80: weighted avg. $1.27

The weighted-average grant date fair value of common stock options granted in the three months ended March 31, 2021 and 2020 was $1.54 and $0.89 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2020	7,227,296	$2.24	6.8	$1,719
Granted	603,386	2.23
Exercised	(342,246)	1.60
Forfeited	(55,000)	1.92
Outstanding - March 31, 2021	7,433,436	$2.26	7.1	$2,761
Exercisable - March 31, 2021	4,065,785	$2.29	5.5	$1,950
Vested and Expected to Vest - March 31, 2021	7,179,391	$2.27	7.1	$2,702

The aggregate intrinsic value of common stock options exercised during the three months ended March 31, 2021 was $200 and no common stock options were exercised during the three months ended March 31, 2020.
10. Income Taxes
The Company incurred a pretax loss for the three months ended March 31, 2021 which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in the three months ended March 31, 2021 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets. Pre-tax income was $1,150 for the three months ended March 31, 2020 which consists entirely of income in the United States and resulted in no provision for income tax expense during the period then ended since the Company projected a pre-tax loss for the year ending December 31, 2020.
11. (Loss) Earnings Per Common Share
Basic (loss) earnings per common share is calculated by dividing net (loss) earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options and warrants to purchase common stock that were outstanding during the three months ended March 31, 2021 were excluded from the diluted loss per share calculation for the three months ended March 31, 2021 because such shares had an anti-dilutive effect due to the net loss reported in that period. Therefore, basic and diluted loss per common share is the same for the three months ended March 31, 2021.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is the computation of (loss) earnings per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(12,477)	$1,150

Weighted-average basic common shares outstanding	87,852,378	87,079,160
Dilutive effect of exercise of stock options	—	1,165,472
Weighted-average diluted common shares outstanding	87,852,378	88,244,632

(Loss) earnings per basic common share	$(0.14)	$0.01
(Loss) earnings per diluted common share	$(0.14)	$0.01
The outstanding securities presented below were excluded from the calculation of (loss) earnings per common share for the periods presented, because such securities would have been anti-dilutive due to the Company’s (loss) earnings per share during that period:

	As of March 31,
	2021	2020
Options to purchase common stock	7,433,436	2,924,355
Warrants to purchase common stock	250,146	413,320
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$25,236	$25,236	$—	$—
Short-term investments:
Commercial paper	7,998	—	7,998	—
Corporate notes/bonds	23,873	—	23,873	—
U.S. government agency securities	1,269	—	1,269	—
Total financial assets	$58,376	$25,236	$33,140	$—

Liabilities
Common stock warrant liability	$13	$—	$—	$13
Total financial liabilities	$13	$—	$—	$13
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$24,586	$24,586	$—	$—
Short-term investments:
Commercial paper	15,991	—	15,991	—
Corporate notes/bonds	29,296	—	29,296	—
U.S. Treasuries	2,253	—	2,253	—
U.S. government agency securities	1,278	—	1,278	—
Total financial assets	$73,404	$24,586	$48,818	$—

Liabilities
Common stock warrant liability	$15	$—	$—	$15
Total financial liabilities	$15	$—	$—	$15
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following weighted-average assumptions were used to estimate the fair value of the common stock warrant liability at March 31, 2021:

March 31, 2021
Expected term	0.1 years
Risk-free interest rate	0.1%
Expected volatility	101.34%
Expected dividend yield	—%
A 10% change in the estimate of expected volatility at March 31, 2021 would increase or decrease the fair value of the common stock warrant liability in the amount of $4. A 10% change in the estimate of fair value of the common stock at March 31, 2021 would increase or decrease the fair value of the common stock warrant liability in the amount of $12.
The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2020	$15
Additions	—
Gain included in other (expense) income, net	(2)
Balance at March 31, 2021	$13
13. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). All pending patent applications under the Wound Healing License have been abandoned and the Wound Healing License has been terminated. As of March 31, 2021, the Company has paid to NU an aggregate of $8,343 in consideration of each of the obligations described above.
14. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The Company paid $25 in each of the three months ended March 31, 2021 and 2020 in connection with these consulting services and these amounts are recognized as an expense in the accompanying unaudited condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or SEC, on March 11, 2021. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under the section titled “Risk Factors” in Part II, Item 1A. Such factors may be amplified by the COVID-19 pandemic and its current or future impact on our business and the global economy.

Overview
We are a clinical-stage biotechnology company developing therapeutics for neurology, immuno-oncology, inflammatory diseases, and other genetic disorders based on our proprietary Spherical Nucleic Acid, or SNA, technology. We believe that our proprietary SNA architecture has distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and may have therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. We are in preclinical development of XCUR-FXN, a lipid-nanoparticle SNA-based therapeutic candidate, for the intrathecal treatment of Friedreich’s ataxia (FA). Our therapeutic candidate cavrotolimod (AST-008) is in a Phase 1b/2 clinical trial in patients with advanced solid tumors.
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
The table below sets forth the current status of development of our SNA therapeutic candidates. We are also conducting early stage research activities in ophthalmology, respiratory and gastrointestinal applications; these early stage research activities are excluded from the table below.
___________
(1) In combination with checkpoint inhibitors.

Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through March 31, 2021, we have raised gross proceeds of $190.1 million from the sale of common stock and preferred stock. We have also received $36.0 million in upfront payments from collaborations, including an upfront payment of $25.0 million we received in November 2019 in connection with the AbbVie Collaboration Agreement and an upfront payment of $1.0 million we received in February 2019 in connection with the Dermelix Collaboration Agreement. On September 25, 2020, we also borrowed $17.5 million under the terms of a credit and security agreement with MidCap Financial Trust (as described further below). As of March 31, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $68.6 million.
Since our inception, we have incurred significant operating losses. As of March 31, 2021, we have generated an accumulated deficit of $137.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue research and development of XCUR-FXN and other neurological therapeutic candidates and advance preclinical product candidates into clinical development;
•continue to advance cavrotolimod (AST-008) through clinical development for immuno-oncology applications;
•advance our SNA platform in dermatological indications with suitable collaboration partners;
•initiate research and development, preclinical studies and clinical trials for any additional therapeutic candidates that we may pursue in the future;
•advance other therapeutic candidates through preclinical and clinical development;
•increase our research and development activities to enhance our technology platform;
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
Recent Developments
Therapeutic Development Program Updates
XCUR-FXN, Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum and dorsal root ganglia in the spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions, including cardiomyopathy and heart failure. The typical age of onset for FA is between 5 and 15 years. We estimate that approximately 13,000 patients across the United States, Europe, Canada and Australia are affected by FA. There are currently no FDA-approved treatments for FA.
We have conducted extensive preclinical research evaluating the suitability of our SNA technology for genetically defined neurological diseases, including efficacy studies in animal models, and biodistribution in rodent and non-human primates. Based on the results, we believe we can target FA at the underlying molecular cause of FA and meet an important unmet medical need for FA patients. FA is driven by expansion of guanine-adenine-adenine bases of the DNA sequence, or GAA, triplet repeats in the first intron of frataxin, or FXN, gene. The expanded repeat of FXN forms an intramolecular triple-helix, which impairs transcription and reduces levels of frataxin protein. Our strategy is to use a genetically-targeted SNA therapy to increase FXN protein.
We have designed XCUR-FXN to take advantage of a key attribute of our SNA technology, the ability to incorporate more than one active oligonucleotides in a single SNA molecule. Specifically, XCUR-FXN is a bi-specific SNA designed to increase the levels of frataxin protein by two distinct mechanisms: (i) degrade the natural antisense transcript that we believe normally lowers frataxin mRNA levels; and (ii) increase the half-life of the existing pool of frataxin mRNA. These two mechanisms are addressed by two different oligonucleotides, both of which are incorporated into a single SNA molecule at a defined ratio in XCUR-FXN. As discussed during our R&D day presentation in January 2021, in preclinical experiments, we observed that XCUR-FXN increased frataxin protein levels in fibroblasts and neurons derived from FA patients to near normal levels. Importantly, we observed near normal levels of frataxin protein in mitochondrion, the target cellular compartment, and 70-80% of near normal mitochondrial activity in neurons derived from FA patients.
We have tested SNAs consisting of the two individual oligonucleotide components of XCUR-FXN in a Pook800J mouse model. This model contains a hemizygous insertion of the human disease allele with approximately 800 GAA repeats, and lacks endogenous mouse FXN. For reference, in humans, 800 GAA repeats would represent classic FA disease manifestation with an early disease onset. The mice were administered one of the two XCUR-FXN oligonucleotide components at one of two dose levels via a single intra-cisterna magna injection. After 14 days, key regions of the brain and spinal cord were harvested and analyzed for FXN protein levels. As illustrated in the figure below, the components of XCUR-FXN increased frataxin protein levels by 2-3 fold in the cerebellum and the cortex, the two regions we believe are critical for addressing neurological manifestations of FA. We also found similar increases in FXN levels in the brainstem, the midbrain and throughout the spinal cord.

Moreover, in in vitro experiments, we have observed synergistic upregulation of FXN mRNA in cells treated with XCUR-FXN compared to its individual components alone at the same total oligonucleotide dose. We believe this effect, if recapitulated in FA patients, could represent a functional cure for patients with similar level of GAA repeat expansion.
We initiated IND-enabling studies for XCUR-FXN in late 2020, expect to file an IND for XCUR-FXN in FA in the fourth quarter of 2021, and expect to initiate a first-in-patient Phase 1b clinical trial for XCUR-FXN in FA in the first half of 2022. We are collaborating closely with the Friedreich’s Ataxia Research Alliance (FARA), the non-profit, charitable organization dedicated to accelerating research leading to treatments and a cure for FA, in the design and site selection of the Phase 1b clinical trial. The Phase 1b clinical trial is designed to demonstrate safety and characterize pharmacokinetic properties of multiple ascending doses of XCUR-FXN in FA patients and inform Phase 2/3 dose selection. We are also planning to examine multiple biomarkers, including brain imaging and measurements of frataxin levels in patient cerebrospinal fluid (CSF), to provide rapid read-out for target engagement and pharmacodynamic (PD) effects. We may include one or more exploratory endpoints, such as modified Friedreich’s Ataxia Rating Scale (mFARS), to prepare for a subsequent pivotal clinical trial.
Cavrotolimod (AST-008)
As of April 22, 2021, we had 20 clinical trial sites open for enrollment and 7 additional sites pending activation. We expect to open up to 30 sites for the Phase 2 stage of the clinical trial. We anticipate all sites will be activated by the end of 2021. As of April 22, 2021, we had dosed 20 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. Including the six patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b portion of the clinical trial, a total of 26 patients have been dosed with 32 mg of cavrotolimod (AST-008) through April 22, 2021. As of April 22, 2021, 2 of the 26 patients dosed with 32 mg of cavrotolimod (AST-008) have experienced serious adverse events, or SAEs, assessed as related to cavrotolimod by clinical trial investigators. Both of these patients were dosed in the Phase 2 stage of the clinical trial. Treatment-related hypotension and flu-like symptoms were reported in one patient. In a second patient, a treatment-related infusion-related reaction was reported. None of the 14 patients dosed in the Phase 1b portion of the clinical trial with doses of cavrotolimod (AST-008) less than 32 mg experienced a treatment related SAE. Thus, as of April 22, 2021, in total, 2 of 40 patients treated with cavrotolimod (AST-008) have experienced a treatment-related SAE. We expect interim results from the Phase 2 portion of the clinical trial in mid-2021.
In January 2021, we announced that the U.S. Food and Drug Administration, or FDA, has granted Fast Track designations for cavrotolimod (AST-008), for two development programs: (i) cavrotolimod in combination with anti-programmed death (PD)-1 or anti-PD ligand 1 (PD-L1) therapy for the treatment of patients with locally advanced or metastatic Merkel cell carcinoma (MCC), refractory to prior anti-PD-(L)1 blockade and (ii) cavrotolimod in combination with anti-PD-1 therapy for the treatment of patients with locally advanced or metastatic cutaneous squamous cell carcinoma (CSCC), refractory to prior anti-PD-1 blockade.

In March 2021, we announced that the FDA has granted Orphan Drug Designation for cavrotolimod (AST-008) for the treatment of patients with MCC.
COVID-19 Business Update
With the global spread of the COVID-19 pandemic during 2020 and into 2021, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. As of May 12, 2021, Illinois remains under “Phase 4” of the Restore Illinois Plan, which is intended to permit the expansion of business and community operations based on their compliance with the safety guidelines described in the regulations, with new mitigation measures that may require additional restrictions or adaptations being applied on a regional basis within the State of Illinois based on risk levels depending on the health progress of each region to prevent the ongoing spread of COVID-19.
Business and R&D operations
There have been no significant changes to the COVID-19 pandemic’s impact on our business and R&D operations from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Supply chain
There have been no significant changes to the COVID-19 pandemic’s impact on our supply chain from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Clinical operations
We believe the effects of the COVID-19 pandemic or its impact contributed to delays during the second half of 2020 and the first quarter of 2021 in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the clinical trial of cavrotolimod (AST-008) in patients with advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma. As a result, we have taken additional measures to increase the enrollment of patients, including frequent interaction with our clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that we may continue to enroll patients as initially planned. We believe these additional measures have positively affected enrollment during late 2020 and into 2021; however, any additional delays may require us to further lengthen our clinical development timeline for cavrotolimod (AST-008) and could potentially delay our proposed clinical development timeline for XCUR-FXN. We expect to report overall response rate, or ORR, results of cavrotolimod (AST-008) in the first half of 2022.

We remain committed to maintaining our development plans for cavrotolimod (AST-008) and XCUR-FXN and continue to monitor and manage the rapidly evolving situation of the effects of the pandemic. We have taken and continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Should the COVID-19 pandemic or its impact or effects continue, our ability to maintain patient enrollment and our clinical development timeline could continue to be negatively impacted. We could also see an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. As the COVID-19 pandemic continues to persist for an extended period of time, we continue to be impacted and could experience additional delays in patient enrollment for our Phase 2 clinical trial of cavrotolimod (AST-008). Any significant disruptions to our clinical development timelines would further delay our anticipated timeline for results and adversely affect our business, financial condition, results of operations and growth prospects.

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
Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently adopted accounting pronouncements
None.
Recent accounting pronouncements not yet adopted
Refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for a description of recently accounting pronouncements not yet updated.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Revenue:
Collaboration revenue	$997	$9,183	$(8,186)	(89)%
Total revenue	997	9,183	(8,186)	(89)%
Operating expenses:
Research and development expense	10,262	6,075	4,187	69%
General and administrative expense	2,892	2,574	318	12%
Total operating expenses	13,154	8,649	4,505	52%
Operating (loss) income	(12,157)	534	(12,691)	(2,377)%
Other (expense) income, net:
Dividend income	1	39	(38)	(97)%
Interest income	88	360	(272)	(76)%
Interest expense	(409)	(128)	(281)	220%
Other income, net	—	345	(345)	(100)%
Total other (expense) income, net	(320)	616	(936)	(152)%
Net (loss) income	$(12,477)	$1,150	$(13,627)	(1,185)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$997	$9,116	$(8,119)	(89)%
Dermelix Collaboration Agreement	—	67	(67)	(100)%
Total collaboration revenue	$997	$9,183	$(8,186)	(89)%
Total revenue	$997	$9,183	$(8,186)	(89)%

Collaboration revenue was $1.0 million during the three months ended March 31, 2021, reflecting a decrease of $8.2 million, or 89%, from collaboration revenue of $9.2 million for the three months ended March 31, 2020. Collaboration revenue in both the three months ended March 31, 2021 and 2020 primarily related to activities performed under the AbbVie Collaboration Agreement. The decrease in collaboration revenue of $8.2 million reflects less progress occurring in the three months ended March 31, 2021 relative to the estimate of total projected hours to complete the research services under the AbbVie Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the AbbVie Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the AbbVie Collaboration Agreement. At March 31, 2021, deferred revenue under the AbbVie Collaboration Agreement was $7.3 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the AbbVie Collaboration Agreement. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Platform and discovery-related expense	$3,805	$2,681	$1,124	42%
Employee-related expense	2,763	1,494	1,269	85%
Clinical development programs expense	2,603	1,537	1,066	69%
Facilities, depreciation, and other expenses	1,091	363	728	201%
Total research and development expense	$10,262	$6,075	$4,187	69%

Full time employees	54	36	18

Research and development expense was $10.3 million for the three months ended March 31, 2021, reflecting an increase of $4.2 million, or 69%, from research and development expense of $6.1 million for the three months ended March 31, 2020. Since March 31, 2020, we have increased our headcount in research and development from 36 to 54 at March 31, 2021. The increase in research and development expense for the three months ended March 31, 2021 of $4.2 million reflects this increased headcount and the related increase in research and development activities, in addition to the increased clinical trial activities. More specifically, the increase in research and development expense for the three months ended March 31, 2021 of $4.2 million was primarily due to higher employee-related expenses of $1.3 million, higher platform and discovery-related expense of $1.1 million, a net increase in costs related to our clinical development programs of $1.1 million, and higher facilities, depreciation, and other expenses in the amount of $0.7 million.
The increase in employee-related expense for the three months ended March 31, 2021 of $1.3 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2021 for existing employees.
The increase in platform and discovery-related expense of $1.1 million is mostly due to higher costs for materials, reagents, lab supplies, and contract research organizations, all in connection with increased research and development activities related to our FA program, XCUR-FXN, our discovery efforts for other therapeutic candidates for neurology and ophthalmology, and the AbbVie Collaboration Agreement.
The net increase in clinical development programs expense for the three months ended March 31, 2021 of $1.1 million was primarily due to manufacturing costs in connection with the preparation of IND-enabling and Phase 1 clinical trial activities for XCUR-FXN, in addition to higher clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), partially offset by lower manufacturing costs cavrotolimod (AST-008).
The increase in facilities, depreciation, and other expenses for the three months ended March 31, 2021 of $0.7 million was mostly due to higher lease costs related to our Chicago Lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.
We expect our research and development expenses to increase during 2021 as we broaden our pipeline of SNA-based therapeutic candidates, continue investment into our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
General and administrative expense	$2,892	$2,574	318	12%
Full time employees	12	7	5

General and administrative expense was $2.9 million for the three months ended March 31, 2021, representing an increase of $0.3 million, or 12%, from $2.6 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 is mostly due to recruiting costs, particularly for certain executive and senior vice president positions, higher compensation costs mostly due to salary increases in 2021 and an increase in headcount, and higher D&O insurance premium costs. This increase was partially offset by lower accounting, legal, and investor relations costs, as well as lower travel and related costs.
Interest income
The decrease in interest income of $0.3 million for the three months ended March 31, 2021 was the result of lower average balances invested in available for sale securities as well as the effect of lower interest rates during the three months ended March 31, 2021 as compared to the prior-year period.
Interest expense
The increase in interest expense of $0.3 million for the three months ended March 31, 2021 was the result of a higher average debt balance during the three months ended March 31, 2021 as compared to the prior-year period.
Liquidity and Capital Resources
As of March 31, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $68.6 million. As of March 31, 2021, we have generated an accumulated deficit of $137.3 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future. Based on our current operating plans, we believe that existing working capital at March 31, 2021, including amounts borrowed and available under the MidCap Credit Facility (see below), is sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Management believes that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, such as our “at the market offering” program pursuant to our equity distribution agreement with BMO Capital Markets Corp., to fund our current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to us. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our ability to raise capital and ultimately, our operations.
On September 25, 2020, we borrowed the first advance of $17.5 million (Tranche 1) under the terms of the MidCap Credit Agreement. The second advance of $7.5 million (Tranche 2) will be available to us from April 1, 2021 to September 30, 2021, subject to our satisfaction of certain conditions described in the MidCap Credit Agreement. We believe the conditions to access the available Tranche 2 amount are satisfied as of March 31, 2021. See “—MidCap Credit Agreement” below for additional information.

In December 2020, we entered into an equity distribution agreement with BMO under which we may offer and sell in “at the market offerings” (as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended) from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through BMO acting as our distribution agent, or the ATM Offering, pursuant to a prospectus supplement and a shelf registration statement on Form S-3 that was declared effective by the SEC on January 7, 2021. This shelf registration statement allows us to sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration is approximately $150.0 million. Through March 31, 2021, we have not sold any shares under the equity distribution agreement.

In March 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 24, 2019. This shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration is approximately $31.3 million.
Similar to other development stage biotechnology companies, we have not generated any revenue since inception. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of March 31, 2021, we have generated an accumulated deficit of $137.3 million.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
	(unaudited)
Net cash used in operating activities	$(14,809)	$(7,847)
Net cash provided by (used in) investing activities	15,297	(12,503)
Net cash provided by (used in) financing activities	546	(2,333)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,034	$(22,683)

Operating activities
Net cash used in operating activities was $14.8 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash used in operating activities for the three months ended March 31, 2021 of $7.0 million was primarily due to higher cash used for working capital.
Investing activities
Net cash provided by (used in) investing activities was $15.3 million and $(12.5) million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by investing activities of $27.8 million was primarily due to lower purchases, net of maturities, of available-for-sale securities.
Financing activities
Net cash provided by financing activities of $0.5 million for three months ended March 31, 2021 is due to the proceeds received from the exercise of stock options.
Net cash used in financing activities of $2.3 million for the three months ended March 31, 2020 is mostly due to the repayment of the loan with Hercules Technology Growth Capital in the amount of $5.0 million upon the loan’s maturity, partially offset by the net proceeds received from the sale of shares of our common stock in the amount of $2.8 million pursuant to the partial exercise of the option to purchase additional shares by the underwriters from our December 2019 financing.
MidCap Credit and Security Agreement
On September 25, 2020, we and our wholly owned subsidiary, Exicure Operating Company, entered into the MidCap Credit Agreement, with MidCap , as agent, and the lenders party thereto from time to time.

The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25.0 million, or the MidCap Credit Facility. We borrowed the first advance of $17.5 million, or Tranche 1, on September 25, 2020, or the Closing Date. Under the terms of the MidCap Credit Agreement, the second advance of $7.5 million, or Tranche 2, will be available to us from April 1, 2021 to September 30, 2021, subject to our satisfaction of certain conditions described in the MidCap Credit Agreement. We believe the conditions to access the available Tranche 2 amount are satisfied as of March 31, 2021. The proceeds from the MidCap Credit Facility are expected to be used for working capital and general corporate purposes.
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
Based on our current operating plans, we believe that our existing working capital at March 31, 2021, including amounts borrowed and available under the MidCap Credit Facility is sufficient to fund our operations for at least 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
In addition, as an emerging growth company, we will not be required to provide an auditor’s attestation report on our internal control over financial reporting in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act first became subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2018, and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status, which may not be until the 2023 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of March 31, 2021, we have generated an accumulated deficit of $137.3 million. For the three months ended March 31, 2021, our net loss was $12.5 million and for the three months ended March 31, 2020, our net income was $1.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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

A Fast Track Designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not increase the likelihood that our therapeutic candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether to grant this designation. We have obtained fast track designations from the FDA for (i) cavrotolimod in combination with anti-PD-1 or anti-PD-L1 therapy for the treatment of patients with locally advanced or metastatic MCC, refractory to prior anti-PD-(L)1 blockade and (ii) cavrotolimod in combination with anti-PD-1 therapy for the treatment of patients with locally advanced or metastatic CSCC, refractory to prior anti-PD-1 blockade. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw our fast track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures. Many drugs that have received Fast Track Designation have failed to obtain marketing approval.
We will need substantial additional funds to advance the development of our therapeutic candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2021, we had $35.5 million in cash, cash equivalents, and restricted cash and $33.1 million in short-term investments. Based on our current operating plans, we believe that existing working capital at March 31, 2021, including amounts borrowed and available under the MidCap Credit Facility, is sufficient to fund our operations for at least 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
As of May 12, 2021, Illinois is under “Phase 4” of the Restore Illinois Plan, which is intended to permit the expansion of business and community operations based on their compliance with the safety guidelines described in the regulations, with new mitigation measures that may require additional restrictions or adaptations being applied on a regional basis within the State of Illinois based on risk levels depending on the health progress of each region to prevent the ongoing spread of COVID-19. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.
In response to these public health directives and orders and to ensure the safety and wellbeing of our employees, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with 100% of our R&D staff on-site. Our office and general and administrative team continues to work on site approximately 50% of the time. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission.
The regions in which we operate are currently being affected by COVID-19 and have become subject to additional government-imposed mitigation measures to prevent the ongoing spread of COVID-19. Further, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by the COVID-19 pandemic or its impact or effects. During the third quarter of 2020 and through March 31, 2021, we have observed delays in our enrollment plans for the Phase 2 dose expansion phase of the trial. We believe the effects of the COVID-19 pandemic or its impact have contributed to such delays. As a result, we lengthened our clinical development timeline for cavrotolimod

(AST-008) and expect to report ORR results in the first half of 2022 rather than by year end 2021 as previously guided in September 2020. Quarantines, shelter-in-place, safer-at-home, social distancing requirements and similar government orders, business shutdowns and closures, phased re-openings or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities and CROs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, our clinical trials may involve immunocompromised patients who are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high risk areas.
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
Even if we, or any future collaborators, obtain orphan drug designation for a therapeutic candidate, such as we obtained in March 2021 for cavrotolimod for the treatment of patients with Merkel cell carcinoma, that designation may not effectively protect the therapeutic candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective, or makes a major contribution to patient care.
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
As of March 31, 2021, we had 66 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
As of March 31, 2021, we had $35.5 million in cash, cash equivalents, and restricted cash and $33.1 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2021, our patent portfolio consists of over 80 issued patents and allowed patent applications and over 105 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We have licensed certain intellectual property from Northwestern University pursuant to the Northwestern University License Agreements. The Northwestern University License Agreements indicate that the rights licensed to us by Northwestern University are subject to the obligations to and the rights of the U.S. government, including those set forth in the Bayh-Dole Act of 1980, or Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future therapeutics based on the licensed Northwestern University intellectual property. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” While the U.S. government has sparingly used, and to our knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.
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
•the federal Physician Payments Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which require that certain manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to CMS all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and U.S. teaching hospitals with limited exceptions, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value and payments made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and

•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of personal data (including personal health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.
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
If we or current or future collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to significant penalties and enforcement actions, which could affect our ability to develop, market and sell our therapeutics successfully and could harm our reputation and lead to reduced acceptance of our therapeutics by the market. These penalties and enforcement actions include, among others:
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

•integrity oversight and reporting obligations;

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
There have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate,” or the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.
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
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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
Based on the beneficial ownership of our common stock as of March 31, 2021, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 39% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

As of March 31, 2021, we had $17.5 million of indebtedness outstanding, consisting of our borrowing under our MidCap Credit Facility.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1+*	Form of Restricted Share Unit Award Agreement

31.1*
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
+ Indicates a management contract or compensatory plan.
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
Date: May 12, 2021

EXICURE, INC.

By:	/s/ David A. Giljohann
David A. Giljohann, Ph.D.
President, Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer, and Interim Principal Accounting Officer)