Form 10-Q
period 2021-06-30
EXICURE, INC.
filed 2021-08-12
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 9, 2021, there were 88,108,543 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$42,587	$33,262
Short-term investments	13,472	48,818
Accounts receivable	—	11
Prepaid expenses and other assets	4,588	4,231
Total current assets	60,647	86,322
Property and equipment, net	4,102	4,123
Right-of-use asset	8,281	8,606
Other noncurrent assets	1,437	1,393
Total assets	$74,467	$100,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,250	$1,866
Accrued expenses and other current liabilities	3,228	3,525
Deferred revenue, current	7,267	8,343
Total current liabilities	12,745	13,734
Long-term debt, net	16,730	16,589
Lease liability, noncurrent	7,696	7,959
Other noncurrent liabilities	656	656
Total liabilities	$37,827	$38,938

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 88,096,694 issued and outstanding, June 30, 2021; 87,651,352 issued and outstanding, December 31, 2020	9	9
Additional paid-in capital	169,337	167,379
Accumulated other comprehensive income	5	83
Accumulated deficit	(132,711)	(105,965)
Total stockholders' equity	36,640	61,506
Total liabilities and stockholders’ equity	$74,467	$100,444
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$79	$4,847	$1,076	$14,030
Total revenue	79	4,847	1,076	14,030
Operating expenses:
Research and development expense	10,843	7,008	21,105	13,083
General and administrative expense	3,098	2,229	5,990	4,803
Total operating expenses	13,941	9,237	27,095	17,886
Operating loss	(13,862)	(4,390)	(26,019)	(3,856)
Other (expense) income, net:
Dividend income	2	4	3	43
Interest income	43	267	131	627
Interest expense	(450)	—	(859)	(128)
Other (expense) income, net	(2)	(192)	(2)	153
Total other (expense) income, net	(407)	79	(727)	695
Net loss before provision for income taxes	(14,269)	(4,311)	(26,746)	(3,161)
Provision for income taxes	—	—	—	—
Net loss	$(14,269)	$(4,311)	$(26,746)	$(3,161)

Basic and diluted loss per common share	$(0.16)	$(0.05)	$(0.30)	$(0.04)
Weighted-average basic and diluted common shares outstanding	88,043,447	87,174,533	87,948,440	87,126,847
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(14,269)	$(4,311)	$(26,746)	$(3,161)
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains on available for sale securities, net of tax	(27)	355	(78)	365
Other comprehensive (loss) income	(27)	355	(78)	365
Comprehensive loss	$(14,296)	$(3,956)	$(26,824)	$(2,796)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	87,651,352	$9	$167,379	$(105,965)	$83	$61,506
Exercise of options	342,246	—	546	—	—	546
Equity-based compensation	—	—	517	—	—	517
Other comprehensive loss, net	—	—	—	—	(51)	(51)
Net loss	—	—	—	(12,477)	—	(12,477)
Balance at March 31, 2021	87,993,598	$9	$168,442	$(118,442)	$32	$50,041
Equity-based compensation	—	—	764	—	—	764
Issuance of common stock-ESPP	103,096	—	131	—	—	131
Other comprehensive loss, net	—	—	—	—	(27)	(27)
Net loss	—	—	—	(14,269)	—	(14,269)
Balance at June 30, 2021	88,096,694	$9	$169,337	$(132,711)	$5	$36,640

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Equity-based compensation	—	—	441	—	—	441
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	10	10
Net income	—	—	—	1,150	—	1,150
Balance at March 31, 2020	87,150,447	$9	$165,269	$(80,147)	$(17)	$85,114
Exercise of options	55,899	—	50	—	—	50
Equity-based compensation	—	—	544	—	—	544
Other comprehensive income, net	—	—	—	—	355	355
Net loss	—	—	—	(4,311)	—	(4,311)
Balance at June 30, 2020	87,206,346	$9	$165,863	$(84,458)	$338	$81,752

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,746)	$(3,161)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	546	335
Amortization of right-of-use asset	325	356
Equity-based compensation	1,281	985
Amortization of long-term debt issuance costs and fees	141	35
Amortization of investments	171	95
Other	6	—
Change in fair value of warrant liabilities	(15)	(157)
Changes in operating assets and liabilities:
Accounts receivable	11	11
Prepaid expenses and other current assets	(357)	(1,646)
Other noncurrent assets	(44)	(1,034)
Accounts payable	415	22
Accrued expenses	(280)	(647)
Deferred revenue	(1,076)	(13,949)
Other liabilities	(263)	(59)
Net cash used in operating activities	(25,885)	(18,814)
Cash flows from investing activities:
Purchase of available for sale securities	(2,000)	(38,072)
Proceeds from sale or maturity of available for sale securities	37,097	32,103
Capital expenditures	(564)	(2,996)
Net cash provided by (used in) investing activities	34,533	(8,965)
Cash flows from financing activities:
Proceeds from common stock offering	—	2,973
Payment of common stock financing costs	—	(207)
Payment of long-term debt fees and issuance costs	—	(100)
Repayment of long-term debt	—	(4,999)
Proceeds from issuance of employee stock purchase plan	131	—
Proceeds from exercise of common stock options	546	50
Net cash provided by (used in) financing activities	677	(2,283)

Net increase (decrease) in cash, cash equivalents, and restricted cash	9,325	(30,062)
Cash, cash equivalents, and restricted cash - beginning of period	34,462	48,460
Cash, cash equivalents, and restricted cash - end of period	$43,787	$18,398

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	$11	$60
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$42,587	$33,262
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$43,787	$34,462
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for neurology, immuno-oncology, inflammatory diseases, and other genetic disorders based on its proprietary Spherical Nucleic Acid, or SNA™, technology. The Company believes that its proprietary SNA architecture has distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and may have therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. The Company is in preclinical development of XCUR-FXN, a lipid-nanoparticle SNA-based therapeutic candidate, for the intrathecal treatment of Friedreich’s ataxia (FA). The Company’s therapeutic candidate cavrotolimod (AST-008) is in a Phase 1b/2 clinical trial in patients with advanced solid tumors.
The Company believes one of the key strengths of its proprietary SNAs is that they have the potential for increased cellular uptake compared to conventional linear oligonucleotides and as a result the potential to achieve higher efficacy at the same doses of oligonucleotide administered. The Company has shown in clinical and preclinical studies that SNAs may have therapeutic potential in immuno-oncology and dermatology. In addition, the Company has shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. Accordingly, the Company has expanded its pipeline into neurology, for which IND-enabling activities are ongoing for XCUR-FXN, and is concluding early stage research activities in ophthalmology, pulmonology, and gastroenterology.

Throughout these unaudited condensed consolidated financial statements, the terms the “Company” and “Exicure” refer to Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the six months ended June 30, 2021 and 2020, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Significant Risks and Uncertainties
As discussed in Note 3, Collaborative Research and License Agreements, revenue for the three and six months ended June 30, 2021 reflects events and conditions that occurred during that period that increased the number of hours estimated to be required to complete the services under the AbbVie Collaboration Agreement. These increased estimated efforts resulted in less progress occurring relative to the increased estimate of total projected hours to complete the research services (and thus limited revenue recognized) during the three and six months ended June 30, 2021 and compared to the amount of revenue recognized in the comparable periods. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that estimated efforts required to complete the research services under the AbbVie Collaboration Agreement will be further revised in the near-term.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

COVID-19 Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s routine communication to address employee and business concerns and providing frequent updates to the Company’s board of directors (the “Board”). During the second quarter of 2021 and through the date of this report, the Company continues to operate under COVID-19 social distancing guidelines and has generally operated with approximately 100% of its R&D staff on-site. The Company’s office and general and administrative team is also working on-site approximately 50% of the time. The Company’s preclinical development program in Friedreich’s ataxia (“FA”) is ongoing and it began IND-enabling studies for XCUR-FXN in late 2020. The Company also continues to progress its collaborations with AbbVie Inc. (“AbbVie”). However, if the COVID-19 pandemic continues to persist for an extended period of time, the Company could experience further significant disruptions to its clinical and preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.

The Company believes that the effects of the COVID-19 pandemic or its impact contributed to delays during the second half of 2020 and the first half of 2021 in its enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for its cavrotolimod (AST-008) clinical program. The Company has taken additional measures to increase the enrollment of patients, including frequent interaction with its clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that the Company may continue to enroll patients as initially planned. However, any additional delays may require the Company to further lengthen its clinical development timeline for cavrotolimod (AST-008). Pending further enrollment delays or any unanticipated effects of the COVID-19 pandemic on our clinical development plans, the Company expects to report overall response rate, or ORR, results in the first half of 2022. The extent to which the COVID-19 pandemic or its impact or effects may continue to impact the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration or spread of the pandemic, its impact and effects, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, travel restrictions, quarantines, social distancing, phased re-openings and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Liquidity Risk
As of June 30, 2021, the Company has generated an accumulated deficit of $151,548 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans, it believes that existing working capital at June 30, 2021, including the $20,000 upfront payment received in August 2021 in connection with the Ipsen Collaboration Agreement (see Note 15, Subsequent

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Events) and amounts borrowed and available under the MidCap Credit Facility (see Note 6, Debt), is sufficient to fund the Company’s current plans for at least the next 12 months from the date these financial statements were issued.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the interim condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020, the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, and the results of its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period.
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
3. Collaborative Research and License Agreements
AbbVie Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, a “Collaboration Program”). Under each such license (obtained in connection with the exercise of an Option, as defined and discussed further below), the Company would grant to AbbVie exclusive, royalty-bearing, sublicensable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the AbbVie Collaboration Agreement, the Company will use commercially reasonable efforts to conduct two Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific Collaboration Program targets (each, a “Program Target”).
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
Following the exercise by AbbVie of an Option with respect to a Collaboration Program, AbbVie would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch, and commercial events, on a Licensed Product by Licensed Product basis. On a Licensed Product by Licensed Product basis, for the first Licensed Product to achieve the associated milestone event, the Company is eligible to receive up to an aggregate of $55,000 for development milestone payments and $132,500 for product approval and launch milestone payments. The Company is also eligible for up to $175,000 in sales milestone payments on a Collaboration Program by Collaboration Program basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by AbbVie to obtain certain third-party intellectual property rights.
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
As of the Effective Date of the AbbVie Collaboration Agreement, the total transaction price was determined to be $25,000, consisting solely of the AbbVie Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Effective Date of the AbbVie Collaboration Agreement, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or AbbVie. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of June 30, 2021, the Company determined that any development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at June 30, 2021.

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
During the three and six months ended June 30, 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $79 and $1,076, respectively. Revenue for the three and six months ended June 30, 2021 reflects events and conditions that occurred during that period that increased the number of hours estimated to be required to complete the services under the AbbVie Collaboration Agreement. These increased estimated efforts resulted in less progress occurring relative to the increased estimate of total projected hours to complete the research services (and thus limited revenue recognized) during the three and six months ended June 30, 2021 and compared to the amount of revenue recognized in the comparable periods. During the three and six months ended June 30, 2020, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $4,833 and $13,949, respectively. As of June 30, 2021 and December 31, 2020, there was $7,267 and $8,343 of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as current on the unaudited condensed consolidated balance sheet.
Dermelix Collaboration Agreement
On February 17, 2019, Exicure entered into a License and Development Agreement with Dermelix (the “Dermelix Collaboration Agreement.”) Under the terms of the Dermelix Collaboration Agreement, Exicure received an upfront payment of $1,000, to be applied against the initial $1,000 of the Company’s development expenses.
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services were provided. The Company recognized no revenue under the Dermelix Collaboration Agreement during the three and six months ended June 30, 2021. The Company recognized $14 and $81 of revenue during the three months ended June 30, 2020 which reflected reimbursement by Dermelix for additional costs incurred by Exicure for early stage development costs beyond the initial $1,000 upfront payment.
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2021	December 31, 2020
Prepaid clinical, contract research and manufacturing costs	$3,388	$2,336
Interest receivable	44	161
Prepaid insurance	254	694
Other	902	1,040
Prepaid expenses and other current assets	$4,588	$4,231

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	June 30, 2021	December 31, 2020
Scientific equipment	$5,966	$5,476
Leasehold improvements	—	192
Computers and software	52	46
Furniture and fixtures	30	30
Construction in process	144	119
Property and equipment, gross	6,192	5,863
Less: accumulated depreciation	(2,090)	(1,740)
Property and equipment, net	$4,102	$4,123
Depreciation and amortization expense was $283 and $187 for the three months ended June 30, 2021 and 2020, respectively, and $546 and $335 for the six months ended June 30, 2021 and 2020, respectively.
Accrued expenses and other current liabilities

	June 30, 2021	December 31, 2020
Accrued clinical, contract research and manufacturing costs	$1,223	$1,372
Accrued payroll-related expenses	1,127	1,158
Lease liability, current	420	223
Accrued other expenses	458	772
Accrued expenses and other current liabilities	$3,228	$3,525

5. Investments
As of June 30, 2021 and December 31, 2020, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of June 30, 2021:

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$5,999	$—	$—	$5,999
Corporate notes/bonds	6,212	1	—	6,213
U.S. Government agency securities	1,256	4	—	1,260
	$13,467	$5	$—	$13,472

	December 31, 2020
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$15,992	$2	$(3)	$15,991
Corporate notes/bonds	29,227	72	(3)	29,296
U.S. Treasuries	2,251	2	—	2,253
U.S. Government agency securities	1,265	13	—	1,278
	$48,735	$89	$(6)	$48,818
6. Debt
MidCap Credit Agreement
On September 25, 2020, the Company entered into a Credit and Security Agreement, as amended on October 21, 2020, (the “MidCap Credit Agreement”), with MidCap Financial Trust (“MidCap”), as agent, and the lenders party thereto from time to time.
The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25,000 (the “MidCap Credit Facility”). The Company borrowed the first advance of $17,500 (“Tranche 1”) on September 25, 2020 (the “Closing Date”). Under the terms of the MidCap Credit Agreement, the second advance of $7,500 (“Tranche 2”) is available to the Company from April 1, 2021 to September 30, 2021, subject to the Company’s satisfaction of certain conditions described in the MidCap Credit Agreement. The Company believes the conditions to access the available Tranche 2 amount are satisfied as of June 30, 2021. The proceeds from the MidCap Credit Facility are expected to be used for working capital and general corporate purposes.
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
Total proceeds, net of fees and issuance costs, borrowed under Tranche 1 were $16,512. Fees and issuance costs of $332, as well as fees of $656 that are payable to MidCap at maturity of Tranche 1, are recorded as a reduction to the carrying amount of long-term debt on the Company’s balance sheet and will be amortized to interest expense through the maturity date of October 1, 2025 using the effective interest method. Fees and issuance costs of $73 attributed to the amount available to be borrowed under Tranche 2 were paid and recorded as deferred financing costs (other assets) and will be (i) recorded as a reduction in the carrying amount of long-term debt in future periods if amounts are borrowed under Tranche 2 or (ii) will be amortized and recorded to interest expense if amounts are not borrowed under Tranche 2. For the three and six months ended June 30, 2021, the Company recognized $37 as interest expense and the remaining balance of the deferred financing costs is $36 as of June 30, 2021.
As of June 30, 2021, the aggregate carrying value of the Company’s long-term debt is $16,730.
As of June 30, 2021, the principal maturities of the Company’s long-term debt were as follows:

June 30, 2021
2021 (remaining six months)	$—
2022	1,459
2023	5,833
2024	5,833
2025	4,375
Principal balance outstanding	$17,500
less: unamortized discount and debt issuance costs	(770)
Long-term debt	$16,730
Current portion	—
Noncurrent portion	$16,730
The Company paid interest on the MidCap Credit Agreement of $347 and $686 during the three and six months ended June 30, 2021, respectively. The Company paid interest on the Hercules Loan Agreement (as discussed below) of $0 and $142 during the three and six months ended June 30, 2020, respectively.

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
7. Leases
The Company’s lease arrangements at June 30, 2021 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”), (ii) a lease for office space at a multi-tenant facility in Cambridge, MA that commenced in March 2019 and is cancelable at any time (the “Cambridge Lease”), and (iii) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.
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
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200 and subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s unaudited condensed consolidated balance sheet at June 30, 2021.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of June 30, 2021, the Company determined it is not reasonably certain that the renewal option would be exercised.
Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

June 30, 2021
Weighted-average remaining lease term	9.0 years
Weighted-average discount rate	8.3%
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$326	$296	$653	$380
Short term lease costs	31	29	62	67
Variable lease costs	195	92	572	149
Total lease costs	$552	$417	$1,287	$596
The Company made cash payments for operating leases of $1,106 and $1,227 during the six months ended June 30, 2021 and 2020, respectively.
Maturities of the Company’s lease liability as of June 30, 2021 were as follows:

Years Ending December 31,	Operating Leases
2021 (remaining six months)	$478
2022	1,163
2023	1,198
2024	1,235
2025	1,272
2026	1,310
Thereafter	4,897
Total	$11,553
Less: imputed interest	(3,437)
Total lease liability	$8,116

Current operating lease liability	$420
Noncurrent operating lease liability	7,696
Total lease liability	$8,116

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

8. Stockholders’ Equity
Preferred Stock
As of June 30, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of June 30, 2021 and December 31, 2020, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2021 and December 31, 2020, the Company had 88,096,694 shares and 87,651,352 shares issued and outstanding, respectively.
The holders of shares of the Company’s common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders and there are no cumulative rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of the Company’s common stock are entitled to receive ratably any dividends that may be declared from time to time by the Board out of funds legally available for that purpose. In the event of the Company’s liquidation, dissolution or winding up, the holders of shares of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding. The Company’s common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company’s common stock. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
Common Stock Warrants
As of June 30, 2021, no warrants were outstanding. As of December 31, 2020, warrants to purchase 413,320 shares of common stock at a price of $3.00 per share were outstanding. The warrants expired unexercised as follows: 163,174 warrants expired on March 27, 2021, 132,884 expired on April 28, 2021, and 117,262 expired on May 3, 2021. The warrants were classified as a liability which was remeasured each period at fair value. See Note 12, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss before reclassifications	(51)	(51)
Net current period other comprehensive loss	(51)	(51)
Balance at March 31, 2021	$32	$32
Other comprehensive income (loss) before reclassifications	(27)	(27)
Net current period other comprehensive income	(27)	(27)
Balance at June 30, 2021	$5	$5

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
The net loss reclassified from accumulated other comprehensive loss during the three months ended June 30, 2020 resulted from sales of available-for-sale securities prior to maturity. The gross realized gains and gross realized losses of these sales were $23 and $6, respectively, for the three and six months ended June 30, 2020. The basis on which the cost of the securities was determined was specific identification. Proceeds related to these sales were $9,404.
9. Equity-Based Compensation
2017 Equity Incentive Plan
Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 4,600,000 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board. The Compensation Committee made the determination to increase the share reserve for the 2017 Equity Incentive Plan by 4,382,567 shares, effective January 1, 2021.
As of June 30, 2021, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 2,831,213.
Inducement Grant
In May 2021, the Company granted stock options to purchase up to 600,000 shares of common stock as a material inducement to Brian C. Bock, the Company’s Chief Financial Officer, to enter into employment with the Company (the “Inducement Grant”). The Inducement Grant, which was made pursuant to a stand-alone nonstatutory stock option agreement (the “Inducement Award Agreement”), was approved by the Compensation Committee of the Board, was awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s 2017 Equity Incentive Plan and is subject to the terms and conditions of the Inducement Award Agreement. As such, any shares underlying the Inducement Grant are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance. As of June 30, 2021, stock options to purchase up to 600,000 shares of common stock remained outstanding under the Inducement Grant.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board in September 2017 and approved by the Company's stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 7,500 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. In connection with the end of the first offering period on May 14, 2021, the Company issued 103,096 shares of common stock that were purchased under the ESPP.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 300,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2021 and 2020, the number of shares of common stock available for issuance under the ESPP increased by 258,207 shares and 262,954 shares, respectively. As of June 30, 2021, there were 1,100,791 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$361	$203	$618	$360
General and administrative expense	403	341	663	625
	$764	$544	$1,281	$985

Unamortized equity-based compensation expense at June 30, 2021 was $8,350, which is expected to be amortized over a weighted-average period of 3.2 years.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Six Months Ended June 30,
	2021	2020
Expected term	5.0 to 6.1 years	5.2 to 6.1 years
Risk-free interest rate	0.36% to 1.12%; weighted avg. 1.05%	0.41% to 1.68%; weighted avg. 0.67%
Expected volatility	81.7% to 83.6%; weighted avg. 82.6%	81.0% to 85.8%; weighted avg. 83.8%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the six months ended June 30, 2021 and 2020 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Six months ended June 30, 2021	$1.54 to $2.57; weighted avg. $1.88	$1.54 to $2.57; weighted avg. $1.88
Six months ended June 30, 2020	$1.19 to $2.80: weighted avg. $1.85	$1.19 to $2.80: weighted avg. $1.85

The weighted-average grant date fair value of common stock options granted in the six months ended June 30, 2021 and 2020 was $1.31 and $1.29 per common stock option, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2020	7,227,296	$2.24	6.8	$1,719
Granted	4,270,086	1.88
Exercised	(342,246)	1.60
Forfeited	(95,702)	2.27
Outstanding - June 30, 2021	11,059,434	$2.12	7.8	$1,019
Exercisable - June 30, 2021	4,580,439	$2.29	5.5	$832
Vested and Expected to Vest - June 30, 2021	10,559,034	$2.13	7.7	$1,007

The aggregate intrinsic value of common stock options exercised during the six months ended June 30, 2021 was $77 and $89, respectively.
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2020	—	$—
Granted	286,000	1.90
Unvested balance - June 30, 2021	286,000	$1.90
The grant date fair value of restricted stock units is based on the Company’s closing stock price at the date of grant. At vesting, each outstanding restricted stock unit will be exchanged for one share of the Company’s common stock. The restricted stock units granted during the 2021 period generally vest evenly on a quarterly basis over a period of 4 years in exchange for continued service provided by the restricted stock unit recipient during that vesting period.
10. Income Taxes
The Company incurred a pretax loss in each of the three and six months ended June 30, 2021 and 2020, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and six months ended June 30, 2021 and 2020 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units, and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and six months ended June 30, 2021 and 2020.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is the computation of loss per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(14,269)	$(4,311)	$(26,746)	$(3,161)
Weighted-average basic and diluted common shares outstanding	88,043,447	87,174,533	87,948,440	87,126,847
Loss per share - basic and diluted	$(0.16)	$(0.05)	$(0.30)	$(0.04)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of June 30,
	2021	2020
Options to purchase common stock	11,059,434	7,698,313
Restricted stock units	286,000	—
Warrants to purchase common stock	—	413,320
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
Assets measured at fair value on a recurring basis as of June 30, 2021 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$30,101	$30,101	$—	$—
Short-term investments:
Commercial paper	5,999	—	5,999	—
Corporate notes/bonds	6,213	—	6,213	—
U.S. government agency securities	1,260	—	1,260	—
Total financial assets	$43,573	$30,101	$13,472	$—

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
As of June 30, 2021, the Company’s common stock warrant liability was $0 and no warrants were outstanding (refer to Note 8, Stockholders’ Equity, for more information). The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended June 30, 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2020	$15
Additions	—
Gain included in other (expense) income, net	(15)
Balance at June 30, 2021	$—
13. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). All pending patent applications under the Wound Healing License have been abandoned and the Wound Healing License has been terminated. As of June 30, 2021, the Company has paid to NU an aggregate of $8,361 in consideration of each of the obligations described above.
14. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The Company recognized $50 as an expense in each of the six months ended June 30, 2021 and 2020 in connection with these consulting services in the accompanying unaudited condensed consolidated statement of operations.
15. Subsequent Events
The Company has evaluated subsequent events which may require adjustment to or disclosure in the accompanying unaudited condensed consolidated financial statements and has concluded that there are no subsequent events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying unaudited condensed consolidated financial statements, except as noted below.
Ipsen Collaboration, License, and Option Agreement
On July 30, 2021, the Company entered into a Collaboration, Option and License Agreement (the “Ipsen Collaboration Agreement”) with IPSEN BIOPHARM LIMITED (“Ipsen”). Pursuant to the Ipsen Collaboration Agreement, the Company granted to Ipsen exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of Huntington’s disease and Angelman syndrome, respectively. Each such license would grant to Ipsen exclusive, royalty-bearing, sublicensable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Upon written notice to the Company, Ipsen may exercise its option during the corresponding collaboration program’s applicable option exercise period, (each, an “Option Exercise Period”).
Under the terms of the Ipsen Collaboration Agreement, the Company will conduct discovery and development in two collaboration programs for Huntington’s disease and Angelman syndrome. The Company shall be solely responsible for all costs and expenses of conducting each collaboration program through the selection of SNA therapeutic candidates for further development (“Selection”), and Ipsen shall be responsible for all costs and expenses of all additional activities that are necessary to enable the first filing of an investigational new drug application (“IND”) for each proposed product candidate. In the event that Ipsen exercises an option, Ipsen will be

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

responsible for further development from the license effective date and commercialization of the corresponding licensed product.

Under the terms of the Ipsen Collaboration Agreement, the Company will receive an upfront payment of $20,000 (the “Ipsen Upfront Payment”), and, depending on the timing when Ipsen exercises its option right in a collaboration program, Ipsen will pay to the Company an option exercise fee equal to $10,000 (if exercised within the Option Exercise Period after the Selection) or $25,000 (if exercised within the Option Exercise Period that begins after the first Option Exercise Period and ends after IND filing) for each collaboration program.
Ipsen will pay a pre-clinical milestone of $5,000 for each collaboration program upon achievement of such milestone regardless of whether an option is exercised. In addition to the option exercise fees and the pre-clinical milestones described above, if Ipsen exercises an option for a program, development and regulatory milestones will be payable for that program upon the initiation of certain clinical trials, and the filing for processing by the FDA in the United States and by 2 additional regulators outside the United States of a marketing application for review, per program, with an aggregate total of up to $180,000 if both options are exercised. Commercial milestones will be payable for that program upon first commercial sale of a licensed product in certain jurisdictions and the achievement of specified aggregate sales thresholds for all licensed products from that program, with an aggregate total of up to $762,000 if both options are exercised. In the event a therapeutic candidate subject to the collaboration results in commercial sales, the Company is eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to NU upon receipt, pursuant to the terms of the Company’s existing license agreements with NU (see Note 13, Commitment and Contingencies, for more information on the Northwestern University License Agreements). In connection with the receipt of the Ipsen Upfront Payment, the Company will incur $3,000 in license fees payable to NU under the terms of the Northwestern License Agreements.
The Ipsen Collaboration Agreement will remain in effect, unless earlier terminated, until (a) the expiration of the later-to-expire option exercise period, if Ipsen does not exercise either option, or (b) the expiration of the last-to-expire royalty term for any licensed product in such country on a licensed product-by-licensed product and country-by-country basis, if Ipsen exercises one or both options. Upon expiration of the royalty term with respect to a particular licensed product in a country, the license for such product in such country will convert to a fully-paid, irrevocable and perpetual license.
The Ipsen Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Ipsen Collaboration Agreement, subject to cure, and by the Company upon a challenge of the licensed patents, subject, in certain cases, to customary reversion rights. Upon termination of the Ipsen Collaboration Agreement by the Company for Ipsen’s breach or bankruptcy, all licenses granted by the Company to Ipsen will terminate.
The Ipsen Collaboration Agreement includes customary representations and warranties on behalf of both the Company and Ipsen. The Ipsen Collaboration Agreement also provides for customary mutual indemnities. In addition, the Ipsen Collaboration Agreement imposes certain exclusivity obligations on Ipsen and the Company, respectively, with respect to the development, use, manufacture and commercialization of oligonucleotide-based therapeutic targeting the same targets in the collaboration programs and/or certain other specific targets.
Either party may assign the Ipsen Collaboration Agreement or delegate its obligations to an affiliate or to a successor to substantially all of the business to which the Ipsen Collaboration Agreement relates without the consent of the other party.
In connection with the entry into the Ipsen Collaboration Agreement, the Company, Ipsen and NU entered into a side letter to the Northwestern University License Agreements (the “Side Letter”). Pursuant to the Side Letter, the parties thereto clarified certain provisions of the Northwestern University License Agreements as they apply to the sublicenses granted to Ipsen pursuant to the Ipsen Collaboration Agreement, including providing for the survival of Ipsen’s sublicense to the applicable NU intellectual property rights should the Northwestern University License

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Agreements terminate or if the Company’s licenses to such intellectual property rights are rendered non-exclusive in accordance with the Northwestern University License Agreements (other than as a result of an act or omission on the part of Ipsen or any of its Affiliates or sublicensees). Additionally, the Side Letter clarified Ipsen’s rights to grant further sublicenses under such intellectual property rights granted to the Company pursuant to the Northwestern University License Agreements.

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
Overview
We are a clinical-stage biotechnology company developing therapeutics for neurology, immuno-oncology, inflammatory diseases, and other genetic disorders based on our proprietary Spherical Nucleic Acid, or SNA™, technology. We believe that our proprietary SNA architecture has distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and may have therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. We are in preclinical development of XCUR-FXN, a lipid-nanoparticle SNA-based therapeutic candidate, for the intrathecal treatment of Friedreich’s ataxia, or FA. Our therapeutic candidate cavrotolimod (AST-008) is in a Phase 1b/2 clinical trial in patients with advanced solid tumors.
We believe one of the key strengths of our proprietary SNAs is that they have the potential for increased cellular uptake compared to conventional linear oligonucleotides and as a result the potential to achieve higher efficacy at the same doses of oligonucleotide administered. We have shown in clinical and preclinical studies that SNAs may have therapeutic potential in immuno-oncology and dermatology. In addition, we have shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. As a consequence, we have expanded our pipeline into neurology, for which IND-enabling activities are ongoing for XCUR-FXN, and are conducting early stage research activities in ophthalmology, pulmonology, and gastroenterology.
The table below sets forth the current status of development of our SNA therapeutic candidates.
___________
(1) Cavrotolimod is a TLR9 agonist.
(2) In combination with checkpoint inhibitors.

Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through June 30, 2021, we have raised gross proceeds of $190.1 million from the sale of common stock and preferred stock. We have also received $36.0 million in upfront payments from collaborations, including an upfront payment of $25.0 million we received in November 2019 in connection with the AbbVie Collaboration Agreement and an upfront payment of $1.0 million we received in February 2019 in connection with the Dermelix Collaboration Agreement. On September 25, 2020, we also borrowed $17.5 million under the terms of a credit and security agreement with MidCap Financial Trust (as described further below). As of June 30, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $57.3 million.
Since our inception, we have incurred significant operating losses. As of June 30, 2021, we have generated an accumulated deficit of $151.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue research and development of XCUR-FXN and other neurological therapeutic candidates and advance preclinical product candidates into clinical development;
•continue to advance the ongoing Phase 1b/2 clinical development for cavrotolimod (AST-008) for immuno-oncology applications;
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
Recent Developments
Therapeutic Development Program Updates
XCUR-FXN, Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of FA. FA is an autosomal recessive, neurodegenerative disease characterized by progressively impaired muscle coordination caused by the degeneration of neurons in the cerebellum, dorsal root ganglia, and spinal cord. FA patients may also experience impairment of visual, auditory and speech functions. FA patients also commonly suffer from life-threatening heart conditions, including cardiomyopathy and heart failure. The typical age of onset for FA is between 5 and 15 years. We estimate that approximately 13,500 patients across the United States, Europe, Canada and Australia are affected by FA. There are currently no FDA-approved treatments for FA.
We have conducted extensive preclinical research evaluating the suitability of our SNA technology for genetically defined neurological diseases, including efficacy studies in animal models, and biodistribution in rodent and non-human primates. Based on the results, we believe we can target the underlying molecular cause of FA and meet an important unmet medical need for FA patients. FA is driven by expansion of guanine-adenine-adenine bases of the DNA sequence, or GAA, triplet repeats in the first intron of the frataxin, or FXN, gene. The expanded repeat of FXN is believed to form an intramolecular triple-helix, which impairs transcription and reduces levels of frataxin protein. Our strategy is to use a genetically-targeted SNA therapy to increase frataxin protein.
We have designed XCUR-FXN to take advantage of a key attribute of our SNA technology, the ability to incorporate more than one kind of active oligonucleotide in a single SNA molecule. Specifically, XCUR-FXN is a bi-specific SNA designed to increase the levels of frataxin protein by two distinct mechanisms: (i) degrade the natural antisense transcript that we believe normally lowers FXN mRNA levels; and (ii) increase the half-life of the existing pool of FXN mRNA. These two mechanisms are addressed by two different oligonucleotides, both of which are incorporated into a single SNA molecule at a defined ratio in XCUR-FXN. In preclinical experiments, we observed that XCUR-FXN increased frataxin protein levels in fibroblasts and neurons derived from FA patients to near normal levels. Importantly, we observed near normal levels of frataxin protein in mitochondrion, the target cellular compartment, and 70-80% of near normal mitochondrial activity in neurons derived from FA patients.
We have tested SNAs consisting of the two individual oligonucleotide components of XCUR-FXN in a Pook800J mouse model. This model contains a hemizygous insertion of the human disease allele with approximately 800 GAA repeats, and lacks endogenous mouse FXN. For reference, in humans, 800 GAA repeats would represent classic FA disease manifestation with an early disease onset. The mice were administered one of the two XCUR-FXN oligonucleotide components at one of two dose levels via a single intra-cisterna magna injection. After 14 days, key regions of the brain and spinal cord were harvested and analyzed for frataxin protein levels. As illustrated in the figure below, the components of XCUR-FXN increased frataxin protein levels by 2-3 fold in the cerebellum, cortex, and dorsal root ganglia neurons; these regions we believe are critical for addressing neurological manifestations of FA. We also found similar increases in frataxin protein levels in the brainstem, the midbrain and throughout the spinal cord.

Moreover, in in vitro experiments, we have observed synergistic upregulation of FXN mRNA in cells treated with XCUR-FXN compared to its individual components alone at the same total oligonucleotide dose. We believe this effect, if recapitulated in FA patients, could represent a functional cure for patients with similar level of GAA repeat expansion.
We initiated IND-enabling studies for XCUR-FXN in late 2020. As discussed during our R&D day presentation in July 2021, in a completed non-GLP dose range finding study of XCUR-FXN in rats, designed to evaluate the safety profile of XCUR-FXN following intrathecal dosing, we have not observed any test article-related adverse findings and the highest dose level in this study (three repeat intrathecal (IT) injections of 782 µg each) was the no-observed-adverse-effect level (NOAEL) in this study. We expect to complete our GLP toxicology program and file an IND for XCUR-FXN in FA in the fourth quarter of 2021, and expect to initiate a first-in-patient Phase 1b clinical trial for XCUR-FXN in FA in the first half of 2022. We are collaborating closely with the Friedreich’s Ataxia Research Alliance (FARA), the non-profit, charitable organization dedicated to accelerating research leading to treatments and a cure for FA, in the design and site selection of the Phase 1b clinical trial. The Phase 1b clinical trial is designed to demonstrate safety and characterize pharmacokinetic properties of multiple ascending doses of XCUR-FXN in FA patients and inform Phase 2/3 dose selection. We are also planning to examine multiple biomarkers, including brain imaging and measurements of FXN levels in patient cerebrospinal fluid (CSF), to provide rapid read-out for target engagement and pharmacodynamic (PD) effects. We may include one or more exploratory endpoints, such as the modified Friedreich’s Ataxia Rating Scale (mFARS), to prepare for a subsequent pivotal clinical trial.
Other neurological indications
We are building on our proof-of-concept work generated to date and our therapeutic candidate XCUR-FXN to further explore new therapeutic applications of our SNA technology in neurology. On July 15, 2021, we presented preclinical data during a virtual research and development investor presentation related to programs targeting sodium voltage-gated channel alpha subunit 9 (SCN9A, or Nav1.7) for neuropathic pain, CLN3 for Batten disease and SCA3 for spinocerebellar ataxia 3, which is summarized below.
For our SCN9A-targeting program, we have identified a number of compounds that reduce target mRNA levels by up to 95% in induced pluripotent stem cell (iPSC)-derived human sensory neurons. Our SNA compounds appear highly selective for SCN9A and have minimal measurable effect on other SCN family members. We believe the selectivity of our SNA compounds for SCN9A over other members of the SCN family is a key differentiator for our program over SCN9A-targeting small molecules which have been historically plagued by off target effects on other SCN family members. We are currently further characterizing a number of promising SNC9A-targeting SNAs in vitro and in vivo.
For our CLN3 targeted program, we have identified compounds that correct the splicing of CLN3 mRNA and produce a truncated but stable mRNA transcript. Based on published literature, we believe this truncated mRNA transcript will be translated into a shortened, but functional protein. We have identified SNA compounds that splice convert up to 95% of mutant CLN3 mRNA into this splice-corrected form and increase overall CLN3 mRNA levels by an average of 242% compared to untreated cells (set to 100%) in CLN3 homozygous mutant fibroblasts. In a proof-of-concept in vivo experiment, CLN3Δex7/8 homologous mice were dosed intravitreally with a select CLN3 targeted SNA or vehicle. Eight days after the treatment, mice retinae were examined for total CLN3 mRNA levels. We observed that the SNA treated mice had nearly three times the total CLN3 mRNA levels compared to vehicle-treated mice, meaning the SNA treatment normalized the total CLN3 mRNA levels in the CLN3Δex7/8 homologous mice to those measured in wildtype mice. We believe this initial in vivo proof-of-concept in mice provides evidence supporting the potential of SNAs to treat the ocular manifestations of CLN3 Batten disease.
We are currently exploring additional neurological conditions, including other spinocerebellar ataxias, amyotrophic lateral sclerosis (ALS), Huntington’s disease, and Angelman syndrome. Refer to Note 15, Subsequent Events, of the accompanying unaudited condensed consolidated financial statements for details surrounding the Company’s collaboration agreement with Ipsen for Huntington’s disease and Angelman syndrome.
Cavrotolimod (AST-008)
As of August 4, 2021, we had 21 clinical trial sites open for enrollment and 8 additional sites pending activation. We expect to open up to 30 sites for the Phase 2 stage of the clinical trial. We anticipate all sites will be activated by the end of 2021. As of August 4, 2021, we had dosed 31 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. Including the six patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b portion of the clinical trial, a total of 37 patients have been dosed with 32 mg of cavrotolimod (AST-008) through August 4, 2021. As of August 4, 2021, 2 of the 37 patients dosed with 32 mg of cavrotolimod (AST-008) have experienced serious adverse events, or SAEs, assessed as related to cavrotolimod by clinical trial investigators. Both of these patients were dosed in the Phase 2 stage of the clinical trial. Treatment-related hypotension and flu-like symptoms were reported in one patient. In a second patient, a treatment-related infusion-related reaction was reported. None of the 14 patients dosed in the Phase 1b portion of the clinical trial with doses of cavrotolimod (AST-008) less than 32 mg experienced a treatment related SAE. Thus, as of August 4, 2021, in total, 2 of 51 patients treated with cavrotolimod (AST-008) have experienced a treatment-related SAE.
In January 2021, we announced that the U.S. Food and Drug Administration, or FDA, has granted Fast Track designations for cavrotolimod (AST-008), for two development programs: (i) cavrotolimod in combination with anti-programmed death (PD)-1 or anti-PD ligand 1 (PD-L1) therapy for the treatment of patients with locally advanced or metastatic Merkel cell carcinoma, or MCC, refractory to prior anti-PD-(L)1 blockade and (ii) cavrotolimod in combination with anti-PD-1 therapy for the treatment of patients with locally advanced or metastatic cutaneous squamous cell carcinoma, or CSCC, refractory to prior anti-PD-1 blockade.
In March 2021, we announced that the FDA has granted Orphan Drug Designation for cavrotolimod (AST-008) for the treatment of patients with MCC.
On August 5, 2021, we presented our interim findings from the Phase 2 portion of the Phase 1b/2 clinical trial for cavrotolimod (AST-008). The Phase 2 stage of the clinical trial is evaluating cavrotolimod in combination with pembrolizumab (KEYTRUDA®) or cemiplimab (LIBTAYO®) in patients with locally advanced or metastatic solid tumors refractory to anti-PD-(L)1 therapy in two primary dose-expansion cohorts, one in MCC and one in CSCC, and three exploratory cohorts. The response rate threshold was achieved to continue advancing patient enrollment in the Phase 2 MCC dose-expansion cohort. The confirmed overall response rate, or ORR, is 21% in all evaluable MCC patients enrolled to date in the Phase 1b/2 clinical trial. The median duration of four Phase 1b stage responders is 14 months with the longest response to date of 17 months.
The key results from the Phase 2 stage include:
•As of the data cut-off date of July 1, 2021, 26 patients, all with documented progression on anti-PD-(L)1 therapy, have been dosed in the Phase 2 stage, of whom 17 patients were evaluable.

◦Nine of the 17 evaluable patients were in the MCC cohort and, per RECIST v1.1, best overall response was a complete response, or CR), in one MCC patient and stable disease in one MCC patient.
▪Injected and non-injected tumor lesions completely resolved in the MCC patient with a CR, supporting systemic (abscopal) effects.

▪The CR in one MCC patient met the pre-specified Phase 2 stage threshold to continue advancing patient enrollment in the MCC dose-expansion cohort.

•The remaining 8 evaluable patients were enrolled in either the CSCC dose-expansion cohort, in which enrollment and data accrual is continuing, or in the exploratory cohorts.

•The majority (93%) of treatment-related adverse events (TRAEs) were grade 1 or grade 2. The most common TRAEs were injection-site reactions and flu-like symptoms.

•Two patients experienced serious adverse events assessed as related to cavrotolimod by clinical trial investigators. Treatment-related hypotension and flu-like symptoms were reported in one melanoma patient and a treatment-related injection reaction was reported in one MCC patient.

The confirmed ORR in all evaluable MCC patients enrolled in total in the Phase 1b/2 clinical trial was 21% (three of 14) as of the July 1, 2021 data cutoff date.
•The three patients were comprised of two CRs and one partial response, or PR.

•Biopsy of individual tumor lesions of the MCC patient assessed as PR by RECIST v1.1 revealed no evidence of residual tumor.

Pending further enrollment delays or any unanticipated effects of the COVID-19 pandemic on our clinical development plans, we expect to report ORR results of cavrotolimod in the first half of 2022. We will also continue to seek opportunities to advance this program through strategic collaborations or partnerships with the goal of maximizing stockholder value of the program and the full potential of our pipeline.
Ipsen Collaboration, License, and Option Agreement
On July 30, 2021, we entered into a Collaboration, Option and License Agreement, or Ipsen Collaboration Agreement, with IPSEN BIOPHARM LIMITED, or Ipsen. Pursuant to the Ipsen Collaboration Agreement, we granted to Ipsen exclusive access and options to license SNA based therapeutics arising from two collaboration programs related to the treatment of Huntington’s disease and Angelman syndrome, respectively. Refer to Note 15, Subsequent Events, of the accompanying unaudited condensed consolidated financial statements for more information regarding the Ipsen Collaboration Agreement.
COVID-19 Business Update
With the global spread of the COVID-19 pandemic during 2020 and into 2021, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. On June 11, 2021, Illinois moved into “Phase 5” of the Restore Illinois Plan, which is intended to permit businesses to operate at full capacity and permits fully vaccinated individuals to resume activities without wearing a mask except where required by federal, state, local, tribal, or territorial laws, rules and regulations, including local business and workplace guidance. As of August 9, 2021, Illinois remains in “Phase 5” of the Restore Illinois Plan.
Business and R&D operations
There have been no significant changes to the COVID-19 pandemic’s impact on our business and R&D operations from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.
Supply chain
There have been no significant changes to the COVID-19 pandemic’s impact on our supply chain from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Clinical operations
We believe the effects of the COVID-19 pandemic or its impact contributed to delays during the second half of 2020 and the first half of 2021 in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial of cavrotolimod (AST-008) in patients with advanced or metastatic Merkel cell carcinoma, or cutaneous squamous cell carcinoma. As a result, we have taken additional measures to increase the enrollment of patients, including frequent interaction with our clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that we may continue to enroll patients as initially planned. However, any additional delays may require us to further lengthen our clinical development timeline for cavrotolimod (AST-008) and could potentially delay our proposed clinical development timeline for XCUR-FXN. Pending further enrollment delays or any unanticipated effects of the COVID-19 pandemic on our clinical development plans, we expect to report ORR results of cavrotolimod in the first half of 2022.

We remain committed to maintaining our development plans for cavrotolimod (AST-008) and XCUR-FXN and continue to monitor and manage the rapidly evolving situation of the effects of the pandemic. We have taken and continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Should the COVID-19 pandemic or its impact or effects continue, our ability to maintain patient enrollment and our clinical development timeline could continue to be negatively impacted. We could also see an impact on our ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. As the COVID-19 pandemic continues to persist for an extended period of time, we continue to be impacted and could experience additional delays in patient enrollment for our Phase 2 stage of the Phase 1b/2 clinical trial of cavrotolimod (AST-008). Any significant disruptions to our clinical development timelines would further delay our anticipated timeline for results and adversely affect our business, financial condition, results of operations and growth prospects.

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
Recently adopted accounting pronouncements
None.
Recent accounting pronouncements not yet adopted
Refer to Note 2, Significant Accounting Policies, of the accompanying unaudited condensed consolidated financial statements for a description of recently accounting pronouncements not yet updated.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Revenue:
Collaboration revenue	$79	$4,847	$(4,768)	(98)%
Total revenue	79	4,847	(4,768)	(98)%
Operating expenses:
Research and development expense	10,843	7,008	3,835	55%
General and administrative expense	3,098	2,229	869	39%
Total operating expenses	13,941	9,237	4,704	51%
Operating loss	(13,862)	(4,390)	(9,472)	216%
Other (expense) income, net:
Dividend income	2	4	(2)	(50)%
Interest income	43	267	(224)	(84)%
Interest expense	(450)	—	(450)	n/m
Other expense, net	(2)	(192)	190	(99)%
Total other (expense) income, net	(407)	79	(486)	(615)%
Net loss before provision for income taxes	(14,269)	(4,311)	(9,958)	231%
Provision for income taxes	—	—	—	—%
Net loss	$(14,269)	$(4,311)	$(9,958)	231%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$79	$4,833	$(4,754)	(98)%
Dermelix Collaboration Agreement	—	14	(14)	(100)%
Total collaboration revenue	$79	$4,847	$(4,768)	(98)%
Total revenue	$79	$4,847	$(4,768)	(98)%

Collaboration revenue was $0.1 million during the three months ended June 30, 2021, reflecting a decrease of $4.8 million, or 98%, from collaboration revenue of $4.8 million for the three months ended June 30, 2020. Collaboration revenue in both the three months ended June 30, 2021 and 2020 primarily related to activities performed under the AbbVie Collaboration Agreement. The decrease in collaboration revenue of $4.8 million reflects less progress occurring in the three months ended June 30, 2021 relative to the estimate of total projected hours to complete the research services under the AbbVie Collaboration Agreement. Revenue for the three months ended June 30, 2021 reflects events and conditions that occurred during that period that increased the number of hours estimated to be required to complete the services under the AbbVie Collaboration Agreement. These increased estimated efforts resulted in less progress occurring relative to the increased estimate of total projected hours to complete the research services (and thus limited revenue recognized) during the three months ended June 30, 2021 and compared to the amount of revenue recognized in the comparable period. In November 2019, we received an upfront payment of $25.0 million in connection with the AbbVie Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the AbbVie Collaboration Agreement. At June 30, 2021, deferred revenue under the AbbVie Collaboration Agreement was $7.3 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the AbbVie Collaboration Agreement. Refer to Note 3, Collaborative Research and License Agreements, of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement, the Ipsen Collaboration Agreement, or the Dermelix License Agreement or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Clinical development programs expense	$4,202	$1,728	$2,474	143%
Employee-related expense	3,197	1,772	1,425	80%
Platform and discovery-related expense	2,481	2,885	(404)	(14)%
Facilities, depreciation, and other expenses	963	623	340	55%
Total research and development expense	$10,843	$7,008	$3,835	55%

Full time employees	66	41	25

Research and development expense was $10.8 million for the three months ended June 30, 2021, reflecting an increase of $3.8 million, or 55%, from research and development expense of $7.0 million for the three months ended June 30, 2020. Since June 30, 2020, we have increased our headcount in research and development from 41 to 66 at June 30, 2021. The increase in research and development expense for the three months ended June 30, 2021 of $3.8 million reflects this increased headcount and the related increase in research and development activities, to include increased clinical trial activities. More specifically, the increase in research and development expense for the three months ended June 30, 2021 of $3.8 million was primarily due to a net increase in costs related to our clinical development programs of $2.5 million, higher employee-related expenses of $1.4 million and higher facilities, depreciation, and other expenses of $0.3 million, partially offset by lower platform and discovery-related expense of $0.4 million.
The net increase in clinical development programs expense for the three months ended June 30, 2021 of $2.5 million was primarily due to manufacturing costs in connection with the preparation of IND-enabling and Phase 1 clinical trial activities for XCUR-FXN, in addition to higher clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), partially offset by lower manufacturing costs for cavrotolimod (AST-008).
The increase in employee-related expense for the three months ended June 30, 2021 of $1.4 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2021 for existing employees.

The increase in facilities, depreciation, and other expenses for the three months ended June 30, 2021 of $0.3 million was mostly due to higher lease costs related to our Chicago Lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.
The decrease in platform and discovery-related expense of $0.4 million is mostly due to lower costs for materials and reagents mostly in connection with the absence of material-intensive discovery efforts associated with the AbbVie Collaboration Agreement that occurred during the three months ended June 30, 2020, as well as lower intellectual property costs.
We expect our research and development expenses to continue to increase during 2021 as compared to 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue investment into our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
General and administrative expense	$3,098	$2,229	869	39%
Full time employees	12	6	6

General and administrative expense was $3.1 million for the three months ended June 30, 2021, representing an increase of $0.9 million, or 39%, from $2.2 million for the three months ended June 30, 2020. The increase for the three months ended June 30, 2021 is mostly due to higher compensation and related costs in connection with salary increases in 2021 and an increase in headcount, as well as higher costs for consulting services.
Interest income
The decrease in interest income of $0.2 million for the three months ended June 30, 2021 was primarily the result of lower average balances invested in available for sale securities during the three months ended June 30, 2021 as compared to the prior-year period.
Interest expense
The increase in interest expense of $0.5 million for the three months ended June 30, 2021 was the result of a higher average debt balance during the three months ended June 30, 2021 as compared to the prior-year period.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Revenue:
Collaboration revenue	$1,076	$14,030	$(12,954)	(92)%
Total revenue	1,076	14,030	(12,954)	(92)%
Operating expenses:
Research and development expense	21,105	13,083	8,022	61%
General and administrative expense	5,990	4,803	1,187	25%
Total operating expenses	27,095	17,886	9,209	51%
Operating loss	(26,019)	(3,856)	(22,163)	575%
Other (expense) income, net:
Dividend income	3	43	(40)	(93)%
Interest income	131	627	(496)	(79)%
Interest expense	(859)	(128)	(731)	571%
Other (expense) income, net	(2)	153	(155)	n/m
Total other (expense) income, net	(727)	695	(1,422)	(205)%
Net loss before provision for income taxes	(26,746)	(3,161)	(23,585)	746%
Provision for income taxes	—	—	—	—%
Net loss	$(26,746)	$(3,161)	$(23,585)	746%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$1,076	$13,949	$(12,873)	(92)%
Dermelix Collaboration Agreement	—	81	(81)	(100)%
Total collaboration revenue	$1,076	$14,030	$(12,954)	(92)%
Total revenue	$1,076	$14,030	$(12,954)	(92)%

Collaboration revenue was $1.1 million during the six months ended June 30, 2021, reflecting a decrease of $13.0 million, or 92%, from collaboration revenue of $14.0 million for the six months ended June 30, 2020. Collaboration revenue in both the six months ended June 30, 2021 and 2020 primarily related to activities performed under the AbbVie Collaboration Agreement. The decrease in collaboration revenue of $13.0 million reflects less progress occurring in the six months ended June 30, 2021 relative to the estimate of total projected hours to complete the research services under the AbbVie Collaboration Agreement. In November 2019, we received an upfront payment of $25.0 million in connection with the AbbVie Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the AbbVie Collaboration Agreement. At June 30, 2021, deferred revenue under the AbbVie Collaboration Agreement was $7.3 million and is expected to be recognized as revenue over the next twelve months as we satisfy our obligations under the AbbVie Collaboration Agreement. Revenue for the six months ended June 30, 2021 reflects events and conditions that occurred during that period that increased the number of hours estimated to be required to complete the services under the AbbVie Collaboration Agreement. These increased estimated efforts resulted in less progress occurring relative to the increased estimate of total projected hours to complete the research services (and thus limited revenue recognized) during the six months ended June 30, 2021 and compared to the amount of revenue recognized in the comparable period. Refer to Note 3, Collaborative Research and License Agreements, of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement, the Ipsen Collaboration Agreement, or the Dermelix License Agreement or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Clinical development programs expense	$6,805	$3,265	$3,540	108%
Employee-related expense	5,960	3,267	2,693	82%
Platform and discovery-related expense	6,286	5,565	721	13%
Facilities, depreciation, and other expenses	2,054	986	1,068	108%
Total research and development expense	$21,105	$13,083	$8,022	61%

Full time employees	66	41	25

Research and development expense was $21.1 million for the six months ended June 30, 2021, reflecting an increase of $8.0 million, or 61%, from research and development expense of $13.1 million for the six months ended June 30, 2020. Since June 30, 2020, we have increased our headcount in research and development from 41 to 66 at June 30, 2021. The increase in research and development expense for the six months ended June 30, 2021 of $8.0 million reflects this increased headcount and the related increase in research and development activities, to include increased clinical trial activities. More specifically, the increase in research and development expense for the six months ended June 30, 2021 of $8.0 million was primarily due to a net increase in costs related to our clinical development programs of $3.5 million, higher employee-related expenses of $2.7 million, higher facilities, depreciation, and other expenses of $1.1 million and higher platform and discovery-related expense of $0.7 million .
The net increase in clinical development programs expense for the six months ended June 30, 2021 of $3.5 million was primarily due to manufacturing costs in connection with the preparation of IND-enabling and Phase 1 clinical trial activities for XCUR-FXN, in addition to higher clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), partially offset by lower manufacturing costs for cavrotolimod (AST-008).
The increase in employee-related expense for the six months ended June 30, 2021 of $2.7 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2021 for existing employees.
The increase in facilities, depreciation, and other expenses for the six months ended June 30, 2021 of $1.1 million was mostly due to higher lease costs related to our Chicago Lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.
The increase in platform and discovery-related expense of $0.7 million is mostly due to higher costs for materials, reagents, supplies and contract research organizations, all in connection with increased research and development activities related to our FA program, XCUR-FXN, our discovery efforts for other therapeutic candidates for neurology and ophthalmology, and the AbbVie Collaboration Agreement, partially offset by lower intellectual property costs.
We expect our research and development expenses to continue to increase during 2021 as compared to 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue investment into our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
General and administrative expense	$5,990	$4,803	1,187	25%
Full time employees	12	6	6

General and administrative expense was $6.0 million for the six months ended June 30, 2021, representing an increase of $1.2 million, or 25%, from $4.8 million for the six months ended June 30, 2020. The increase for the six months ended June 30, 2021 is mostly due to higher compensation and related costs mostly due to salary increases in 2021 and an increase in headcount, recruiting costs, particularly for certain executive and senior vice president positions, higher costs for consulting services, and higher D&O insurance premium costs. This increase was partially offset by lower accounting, legal, and investor relations costs.
Interest income
The decrease in interest income of $0.5 million for the six months ended June 30, 2021 was primarily the result of lower average balances invested in available for sale securities during the six months ended June 30, 2021 as compared to the prior-year period.
Interest expense
The increase in interest expense of $0.7 million for the six months ended June 30, 2021 was the result of a higher average debt balance during the six months ended June 30, 2021 as compared to the prior-year period.
Liquidity and Capital Resources
As of June 30, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $57.3 million. As of June 30, 2021, we have generated an accumulated deficit of $151.5 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future. Based on our current operating plans, we believe that existing working capital at June 30, 2021, including the $20.0 million upfront payment received in August 2021 in connection with the Ipsen Collaboration Agreement and amounts borrowed and available under the MidCap Credit Facility (see below), is sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Management believes that we will be able to obtain additional working capital through equity financings, partnerships and licensing, or other arrangements, such as our “at the market offering” program pursuant to our equity distribution agreement with BMO Capital Markets Corp., to fund our current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to us. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our ability to raise capital and ultimately, our operations.

On September 25, 2020, we borrowed the first advance of $17.5 million (Tranche 1) under the terms of the MidCap Credit Agreement. The second advance of $7.5 million (Tranche 2) will be available to us from April 1, 2021 to September 30, 2021, subject to our satisfaction of certain conditions described in the MidCap Credit Agreement. We believe the conditions to access the available Tranche 2 amount are satisfied as of June 30, 2021. See “—MidCap Credit Agreement” below for additional information.
In December 2020, we entered into an equity distribution agreement with BMO under which we may offer and sell in “at the market offerings” (as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended) from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through BMO acting as our distribution agent, or the ATM Offering, pursuant to a prospectus supplement and a shelf registration statement on Form S-3 that was declared effective by the SEC on January 7, 2021. This shelf registration statement allows us to sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration is approximately $150.0 million. Through June 30, 2021, we have not sold any shares under the equity distribution agreement.

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
Similar to other development stage biotechnology companies, we have not generated any revenue since inception. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. As of June 30, 2021, we have generated an accumulated deficit of $151.5 million.
See “—Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
	(unaudited)
Net cash used in operating activities	$(25,885)	$(18,814)
Net cash provided by (used in) investing activities	34,533	(8,965)
Net cash provided by (used in) financing activities	677	(2,283)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,325	$(30,062)

Operating activities
Net cash used in operating activities was $25.9 million and $18.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash used in operating activities for the six months ended June 30, 2021 of $7.1 million was primarily due to higher cash used for working capital.
Investing activities
Net cash provided by (used in) investing activities was $34.5 million and $(9.0) million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash provided by investing activities of $43.5 million was primarily due to lower purchases, net of maturities, of available-for-sale securities, as well as a decrease in the purchase of scientific equipment of $2.4 million.

Financing activities
Net cash provided by financing activities of $0.7 million for six months ended June 30, 2021 is due to the proceeds received from the exercise of stock options and the issuance of common stock in connection with our employee stock purchase plan.
Net cash used in financing activities of $2.3 million for the six months ended June 30, 2020 is mostly due to the repayment of the loan with Hercules Technology Growth Capital in the amount of $5.0 million upon the loan’s maturity, partially offset by the net proceeds received from the sale of shares of our common stock in the amount of $2.8 million pursuant to the partial exercise of the option to purchase additional shares by the underwriters from our December 2019 financing.
MidCap Credit and Security Agreement
On September 25, 2020, we and our wholly owned subsidiary, Exicure Operating Company, entered into the MidCap Credit Agreement, with MidCap , as agent, and the lenders party thereto from time to time.

The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25.0 million, or the MidCap Credit Facility. We borrowed the first advance of $17.5 million, or Tranche 1, on September 25, 2020, or the Closing Date. Under the terms of the MidCap Credit Agreement, the second advance of $7.5 million, or Tranche 2, will be available to us from April 1, 2021 to September 30, 2021, subject to our satisfaction of certain conditions described in the MidCap Credit Agreement. We believe the conditions to access the available Tranche 2 amount are satisfied as of June 30, 2021. The proceeds from the MidCap Credit Facility are expected to be used for working capital and general corporate purposes.
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

Based on our current operating plans, we believe that our existing working capital at June 30, 2021, including the $20.0 million upfront payment received in August 2021 in connection with the Ipsen Collaboration Agreement and amounts borrowed and available under the MidCap Credit Facility is sufficient to fund our operations for at least 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of June 30, 2021, we have generated an accumulated deficit of $151.5 million. For the six months ended June 30, 2021 and 2020, our net loss was $26.7 million and $3.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2021, we had $43.8 million in cash, cash equivalents, and restricted cash and $13.5 million in short-term investments. Based on our current operating plans, we believe that existing working capital at June 30, 2021, including the $20.0 million upfront payment received in August 2021 in connection with the Ipsen Collaboration Agreement and amounts borrowed and available under the MidCap Credit Facility, is sufficient to fund our operations for at least 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
On June 11, 2021, Illinois moved into “Phase 5” of the Restore Illinois Plan, which is intended to permit businesses to operate at full capacity and permits fully vaccinated individuals to resume activities without wearing a mask except where required by federal, state, local, tribal, or territorial laws, rules and regulations, including local business and workplace guidance. As of August 9, 2021, Illinois remains in “Phase 5” of the Restore Illinois Plan. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.
In response to current and prior public health directives and orders and to ensure the safety and wellbeing of our employees, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Under social distancing guidelines for COVID-19, we were typically operating with less than 50% of our R&D staff on-site at any one time through June 30, 2020. As of July 1, 2020, we took occupancy of approximately 30,000 square feet of laboratory and office space in our new headquarters in Chicago, Illinois. Since then, we have operated under COVID-19 social distancing guidelines and have generally operated with approximately 100% of our R&D staff on-site. Our office and general and administrative team continues to generally work on site approximately 50% of the time. We are managing laboratory staffing and taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs. Business travel has been restricted and we continue to take measures to secure our research and development project activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission.
The regions in which we operate are currently being affected by COVID-19 and have become subject to additional government-imposed mitigation measures to prevent the ongoing spread of COVID-19. Further, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by the COVID-19 pandemic or its impact or effects. During the third quarter of 2020 and through June 30, 2021, we have observed delays in our enrollment plans for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for cavrotolimod (AST-008). We believe the effects of the COVID-19 pandemic or its impact have contributed to such delays. As a result, we lengthened our clinical development timeline for cavrotolimod (AST-008) and, pending further enrollment delays or any unanticipated effects of the COVID-19 pandemic on our clinical development plans, expect to report ORR results in the first half of 2022 rather than by year end 2021 as previously guided in September 2020. Quarantines, shelter-in-place, safer-at-home, social distancing requirements and similar government orders, business shutdowns and closures, phased re-openings or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities and CROs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, our clinical trials may involve immunocompromised patients who are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high risk areas.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with AbbVie, which began in November 2019, and Dermelix, which began in February 2019, and Purdue, with which there no active therapeutic candidates in development and which has not indicated any further interest in development, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. For example, on July 30, 2021, we entered into a collaboration, option, and licensing agreement with IPSEN BIOPHARM LIMITED. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide-based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Stoke Therapeutics, Inc., Neubase Therapeutics, Inc., Idera Pharmaceuticals, Inc., Avidity Biosciences, Checkmate Pharmaceuticals, Inc., Dyne Therapeutics, Inc., Atalanta Therapeutics, Inc., PepGen, Inc. and others. These and other competitors compete with us in recruiting scientific and managerial talent, and for funding from pharmaceutical companies.
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
Our success largely depends on the continued service of key management and other specialized personnel, including David A. Giljohann, Ph.D., our Chief Executive Officer, Brian C. Bock, our Chief Financial Officer, Matthias G. Schroff, Ph.D., our Chief Operating Officer, Douglas E. Feltner, M.D., our Chief Medical Officer, and Elias D. Papadimas, our Chief Accounting Officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs or clinical trials and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and our technology and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.
We will continue to increase the size of our organization, and we may experience difficulties in managing growth.
As of June 30, 2021, we had 78 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
As of June 30, 2021, we had $43.8 million in cash, cash equivalents, and restricted cash and $13.5 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2021, our patent portfolio consists of over 85 issued patents and allowed patent applications and over 105 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Although we do not currently have any products on the market, our current and future business operations may subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell or distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from soliciting, receiving, offering or providing remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
Under the Medicaid Drug Rebate Statute, a manufacturer must participate in the Medicaid Drug Rebate Program in order to receive payment for its covered outpatient drugs under Medicare Part B (the Medicare program that generally covers physician-administered, outpatient drugs). In addition, manufacturers who participate in the Medicaid Drug Rebate Program are also required to (1) sign the Pharmaceutical Pricing Agreement and participate in the 340B Drug

Pricing Program, and (2) sign the VA Master Agreement for inclusion of the manufacturer’s drugs on the Federal Supply Schedule, or FSS. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities eligible to participate in the program. Average prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of therapeutics from countries where they may be sold at lower prices than in the U.S. Self-administered therapeutics are typically reimbursed under Medicare Part D, and therapeutics that are administered in an inpatient hospital setting are typically reimbursed under Medicare Part A under a bundled payment. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our therapeutics in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.
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
There have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.

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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place. This includes reductions to Medicare payments to providers of 2% per fiscal year, that began in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 relief legislation, including the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 , among other things, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021.

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
Based on the beneficial ownership of our common stock as of June 30, 2021, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 37% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

As of June 30, 2021, we had $17.5 million of indebtedness outstanding, consisting of our borrowing under our MidCap Credit Facility.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764
10.1+	Employment Agreement between Exicure, Inc. and Brian Bock, dated April 16, 2021.	8-K	10.1	05/13/21	001-39011
10.2+	Inducement Award Agreement between Exicure, Inc. and Brian Bock, dated May 13, 2021.	8-K	10.2	05/13/21	001-39011

10.3+ *	Amended and Restated Employment Agreement between Exicure, Inc. and Elias D. Papadimas, dated June 1, 2021

10.4*
Amendment No. 2 dated as of July 30, 2021 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 12, 2021

EXICURE, INC.

By:	/s/ Brian C. Bock
Brian C. Bock
Chief Financial Officer
( Principal Financial Officer)

By:	/s/ Elias D. Papadimas
Elias D. Papadimas
Chief Accounting Officer
( Principal Accounting Officer)