Form 10-Q
period 2021-09-30
EXICURE, INC.
filed 2021-11-19
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of November 12, 2021, there were 88,120,951 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors described in the “Risk Factor Summary” below and set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. These forward-looking statements include, but are not limited to, statements concerning the following:

•our ability to raise substantial additional capital to fund our planned operations in the near term and to continue as a going concern;
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
•our estimates of expenses, use of cash, timing of future cash needs, ongoing losses, future revenue, including our estimates used to determine revenue recognition in connection with our collaboration agreements, and capital requirements, including our expectations relating to our needs for additional financing;
•the initiation, timing, progress and results of our current and future preclinical studies, clinical trials, collaboration and partnership programs, including our ongoing clinical trials and any planned clinical trials for XCUR-FXN, cavrotolimod (AST-008) or any of our other product candidates, and the R&D programs we are pursuing or may pursue;
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
•our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our R&D, preclinical and clinical trial supplies;
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
•Our consolidated financial statements have been prepared assuming that we will continue as a going concern.
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
•Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 pandemic, in regions where we or third parties on which we rely have business operations and at our clinical trial sites, as well as the business or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$51,885	$33,262
Short-term investments	8,953	48,818
Accounts receivable	—	11
Prepaid expenses and other assets	3,309	4,231
Total current assets	64,147	86,322
Property and equipment, net	4,171	4,123
Right-of-use asset	8,117	8,606
Other noncurrent assets	1,465	1,393
Total assets	$77,900	$100,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,485	$1,866
Accrued expenses and other current liabilities	5,480	3,525
Deferred revenue, current	14,015	8,343
Total current liabilities	21,980	13,734
Long-term debt, net	16,801	16,589
Deferred revenue, noncurrent	16,929	—
Lease liability, noncurrent	7,551	7,959
Other noncurrent liabilities	656	656
Total liabilities	$63,917	$38,938

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 88,108,543 issued and outstanding, September 30, 2021; 87,651,352 issued and outstanding, December 31, 2020	9	9
Additional paid-in capital	170,217	167,379
Accumulated other comprehensive (loss) income	(1)	83
Accumulated deficit	(156,242)	(105,965)
Total stockholders' equity	13,983	61,506
Total liabilities and stockholders’ equity	$77,900	$100,444
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$(3,677)	$2,443	$(2,601)	$16,473
Total revenue	(3,677)	2,443	(2,601)	16,473
Operating expenses:
Research and development expense	16,457	9,139	37,562	22,222
General and administrative expense	2,947	2,424	8,937	7,227
Total operating expenses	19,404	11,563	46,499	29,449
Operating loss	(23,081)	(9,120)	(49,100)	(12,976)
Other (expense) income, net:
Dividend income	2	2	5	45
Interest income	8	205	139	832
Interest expense	(455)	(27)	(1,314)	(155)
Other (expense) income, net	(5)	118	(7)	271
Total other (expense) income, net	(450)	298	(1,177)	993
Net loss before provision for income taxes	(23,531)	(8,822)	(50,277)	(11,983)
Provision for income taxes	—	—	—	—
Net loss	$(23,531)	$(8,822)	$(50,277)	$(11,983)

Basic and diluted loss per common share	$(0.27)	$(0.10)	$(0.57)	$(0.14)
Weighted-average basic and diluted common shares outstanding	88,105,066	87,227,136	88,001,222	87,160,520
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(23,531)	$(8,822)	$(50,277)	$(11,983)
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains on available for sale securities, net of tax	(6)	(138)	(84)	227
Other comprehensive (loss) income	(6)	(138)	(84)	227
Comprehensive loss	$(23,537)	$(8,960)	$(50,361)	$(11,756)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	87,651,352	$9	$167,379	$(105,965)	$83	$61,506
Exercise of options	342,246	—	546	—	—	546
Equity-based compensation	—	—	517	—	—	517
Other comprehensive loss, net	—	—	—	—	(51)	(51)
Net loss	—	—	—	(12,477)	—	(12,477)
Balance at March 31, 2021	87,993,598	$9	$168,442	$(118,442)	$32	$50,041
Equity-based compensation	—	—	764	—	—	764
Issuance of common stock-ESPP	103,096	—	131	—	—	131
Other comprehensive loss, net	—	—	—	—	(27)	(27)
Net loss	—	—	—	(14,269)	—	(14,269)
Balance at June 30, 2021	88,096,694	$9	$169,337	$(132,711)	$5	$36,640
Equity-based compensation	—	—	889	—	—	889
Vesting of restricted stock units and related repurchases	11,849	—	(9)	—	—	(9)
Other comprehensive loss, net	—	—	—	—	(6)	(6)
Net loss	—	—	—	(23,531)	—	(23,531)
Balance at September 30, 2021	88,108,543	$9	$170,217	$(156,242)	$(1)	$13,983

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Equity-based compensation	—	—	441	—	—	441
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	10	10
Net income	—	—	—	1,150	—	1,150
Balance at March 31, 2020	87,150,447	$9	$165,269	$(80,147)	$(17)	$85,114
Exercise of options	55,899	—	50	—	—	50
Equity-based compensation	—	—	544	—	—	544
Other comprehensive income, net	—	—	—	—	355	355
Net loss	—	—	—	(4,311)	—	(4,311)
Balance at June 30, 2020	87,206,346	$9	$165,863	$(84,458)	$338	$81,752
Exercise of options	22,240	—	$19	$—	$—	$19
Equity-based compensation	—	—	$617	$—	$—	$617
Other comprehensive loss, net	—	—	$—	$—	$(138)	$(138)
Net loss	—	—	—	(8,822)	—	(8,822)
Balance at September 30, 2020	87,228,586	$9	$166,499	$(93,280)	$200	$73,428

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(50,277)	$(11,983)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	829	494
Amortization of right-of-use asset	489	518
Equity-based compensation	2,170	1,603
Amortization of long-term debt issuance costs and fees	213	39
Amortization of investments	183	202
Other	6	67
Change in fair value of warrant liabilities	(15)	(343)
Changes in operating assets and liabilities:
Accounts receivable	11	(10)
Prepaid expenses and other current assets	922	(1,473)
Other noncurrent assets	(72)	(181)
Accounts payable	629	535
Accrued expenses	1,697	(461)
Deferred revenue	22,601	(16,351)
Other liabilities	(408)	(119)
Net cash used in operating activities	(21,022)	(27,463)
Cash flows from investing activities:
Purchase of available for sale securities	(6,497)	(47,349)
Proceeds from sale or maturity of available for sale securities	46,097	47,093
Capital expenditures	(623)	(3,074)
Net cash provided by (used in) investing activities	38,977	(3,330)
Cash flows from financing activities:
Proceeds from common stock offering	—	2,973
Payment of common stock financing costs	—	(207)
Proceeds from long-term borrowing	—	17,500
Payment of long-term debt fees and issuance costs	—	(344)
Repayment of long-term debt	—	(4,999)
Proceeds from issuance of employee stock purchase plan	131	—
Proceeds from exercise of common stock options	546	69
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(9)	—
Net cash provided by financing activities	668	14,992

Net increase (decrease) in cash, cash equivalents, and restricted cash	18,623	(15,801)
Cash, cash equivalents, and restricted cash - beginning of period	34,462	48,460
Cash, cash equivalents, and restricted cash - end of period	$53,085	$32,659

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Non-cash operating activities:
Right-of-use asset acquired through operating leases	$—	$8,147
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	$303	$13
Non-cash financing activities:
Debt fees (accrued expense and other noncurrent liabilities)	$—	$834
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$51,885	$33,262
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$53,085	$34,462
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapeutics for neurology, immuno-oncology, inflammatory diseases, and other genetic disorders based on its proprietary Spherical Nucleic Acid, or SNA™, technology. The Company believes that its proprietary SNA architecture has distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and may have therapeutic potential to target diseases not typically addressed with other nucleic acid therapeutics. The Company is in preclinical development of XCUR-FXN, a lipid-nanoparticle SNA-based therapeutic candidate, for the intrathecal treatment of Friedreich’s ataxia (“FA”). The Company’s therapeutic candidate cavrotolimod (AST-008) is in a Phase 1b/2 clinical trial in patients with advanced solid tumors.
The Company believes one of the key strengths of its proprietary SNAs is that they have the potential for increased cellular uptake compared to conventional linear oligonucleotides and as a result the potential to achieve higher efficacy at the same doses of oligonucleotide administered. The Company has shown in clinical and preclinical studies that SNAs may have therapeutic potential in immuno-oncology and dermatology. In addition, the Company has shown in preclinical studies that SNAs may have therapeutic potential in neurology, ophthalmology, pulmonology, and gastroenterology. Accordingly, the Company has expanded its pipeline into neurology, for which investigational new drug application (“IND”)-enabling activities are ongoing for XCUR-FXN, and is concluding early stage research activities in ophthalmology, pulmonology, and gastroenterology.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” “Exicure,” “we,” “us,” and “our” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the nine months ended September 30, 2021 and 2020, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Significant Risks and Uncertainties
As discussed in Note 3, Collaborative Research and License Agreements, revenue recognized under the AbbVie Collaboration Agreement (as defined in Note 3, Collaborative Research and License Agreements) for the three and nine months ended September 30, 2021 reflects the cumulative catchup adjustment (reduction) of revenue of $(4,480) recorded in connection with a change in estimate that occurred during the third quarter of 2021. The Company currently estimates significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement. These increased estimated efforts in connection with the change in workplan resulted in less progress occurring relative to the increased estimate of total project hours to complete the research services during the three and nine months ended September 30, 2021 as compared to the amount of revenue recognized at both June 30, 2021 and December 31, 2020, which led to revenue reversals in each respective period. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that estimated efforts required to complete the research services under the AbbVie Collaboration Agreement will be further revised in the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

near-term which may result in additional adjustments (reductions of revenue) in future periods. As discussed in Note 2, Significant Accounting Policies — Revenue Recognition, determining the estimate of total project hours used to recognize revenue for our collaboration agreements requires significant judgment and any changes to those estimates may have a significant impact on the amount and timing of revenue recognition for the Ipsen Collaboration Agreement or the AbbVie Collaboration Agreement (each, as defined in Note 3, Collaborative Research and License Agreements) in future periods.
COVID-19 Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s routine communication to address employee and business concerns and providing frequent updates to the Company’s board of directors (the “Board”). During the third quarter of 2021 and through the date of this report, the Company continues to operate under COVID-19 social distancing guidelines and has generally operated with approximately 100% of its R&D staff on-site. The Company’s office and general and administrative team is also working on-site approximately 50% of the time. The Company’s preclinical development program in Friedreich’s ataxia (“FA”) is ongoing and it began IND-enabling studies for XCUR-FXN in late 2020. The Company also continues research and development activities with its collaboration partners, Ipsen Biopharm Limited (“Ipsen”) and AbbVie Inc. (“AbbVie”). However, if the COVID-19 pandemic continues to persist for an extended period of time, the Company could experience further significant disruptions to its clinical and preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.

The Company believes that the effects of the COVID-19 pandemic or its impact contributed to delays that began during the third quarter of 2020 and continued into the second half of 2021 in its enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for its cavrotolimod (AST-008) clinical program. As a result of these delays, pending further delays or any additional unanticipated effects of the COVID-19 pandemic on its clinical development plans, the Company now expects to report overall response rate (“ORR”) results of cavrotolimod (AST-008) in the second half of 2022 as opposed to the previously reported first half of 2022. In the third quarter of 2020, the Company implemented, and continues to employ, additional measures to increase the enrollment of patients, including frequent interaction with its clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that the Company may continue to enroll patients as initially planned. However, any additional delays may require the Company to further lengthen its clinical development timeline for cavrotolimod (AST-008). The extent to which the COVID-19 pandemic or its impact or effects may continue to impact the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration or spread of the COVID-19 pandemic, its impact and effects, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, the introduction and spread of new variants of the virus, travel restrictions, quarantines, social distancing, phased re-openings and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
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

Going Concern
At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.
As of September 30, 2021, the Company has generated an accumulated deficit of $175,079 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. Based on the Company’s current operating plans and existing working capital at September 30, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of these condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. The Company has no committed sources of additional capital at this time and substantial additional financing will be needed by the Company to fund its operations.
Management believes that it will be able to obtain additional funding through equity or debt financings, collaboration agreements, strategic partnerships and licensing arrangements, or other arrangements, such as its “at the market offering” program pursuant to its equity distribution agreement with BMO Capital Markets Corp., to fund its current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company could be forced to delay, reduce or eliminate its research and development programs or clinical efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company has historically principally raised capital through the public offerings of its securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, the Company could experience an inability to access additional capital, which could negatively affect its ability to raise capital and ultimately, its operations, liquidity and ability to continue as a going concern.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the interim condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020, the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, and the results of its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2021. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies, except as noted below:
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
Revenue allocated to performance obligations relating to provision of research and development activities is recognized as the performance obligations are satisfied using an input method to measure progress, based on an estimate of the percentage of completion of the project based on the actual hours incurred on the project as a percentage of the total expected project hours. The determination of the percentage of completion requires management to estimate the total expected project hours. A detailed estimate of the total expected project hours is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Determining the estimate of total project hours requires significant judgment and may have a significant impact on the amount and timing of revenue recognition. For example, as discussed in Note 3, Collaborative Research and License Agreements, revenue recognized under the AbbVie Collaboration Agreement (as defined in Note 3, Collaborative Research and License Agreements) for the three and nine months ended September 30, 2021 reflects the cumulative catchup adjustment (reduction) of revenue of $(4,480) recorded in connection with a change in estimate that occurred during the third quarter of 2021.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Collaborative Research and License Agreements
Ipsen Collaboration Agreement
Summary of Agreement
On July 30, 2021 (the “Ipsen Effective Date”), the Company entered into a Collaboration, Option and License Agreement with Ipsen (the “Ipsen Collaboration Agreement”). Pursuant to the Ipsen Collaboration Agreement, the Company granted to Ipsen exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of Huntington’s disease and Angelman syndrome (each, an “Ipsen Collaboration Program”), respectively. Each such license (obtained in connection with the exercise of an Ipsen Option, as defined and discussed further below) would grant to Ipsen exclusive, royalty-bearing, sublicensable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Upon written notice to the Company, Ipsen may exercise its option during the corresponding collaboration program’s applicable option exercise period, (each, an “Ipsen Option Exercise Period”).
As of the Ipsen Effective Date, the Company and Ipsen have agreed upon a development plan for each Ipsen Collaboration Program that describes the development activities and timelines required to advance each such Ipsen Collaboration Program through its first IND filing (each, an “Ipsen Development Plan”). The activities described in the Ipsen Development Plans are conducted under the supervision of the Ipsen Joint Steering Committee (the “Ipsen JSC”) consisting of three members from each of the Company and Ipsen. Under the terms of the Ipsen Collaboration Agreement, the Company will use commercially reasonable efforts to conduct discovery and development in two collaboration programs for Huntington’s disease (the “HD Program”) and Angelman syndrome (the “AS Program”) (the “Ipsen Development Activities”) respectively. The Company shall be solely responsible for all costs and expenses of conducting each Ipsen Collaboration Program through the selection of SNA therapeutic candidates for further development (“Ipsen Selection”), and Ipsen shall be responsible for all costs and expenses of all activities that are necessary to enable the first filing of an IND for each proposed product candidate. In the event that Ipsen exercises an option, Ipsen will be responsible for further development from the license effective date and commercialization of the corresponding licensed product.
Following the completion of all Ipsen Development Activities for the Ipsen Selection (the “Ipsen First R&D Term Activities”), the Company is required to deliver to Ipsen a report that describes the results of the Ipsen First R&D Term Activities and identifies at least one SNA-based compound that satisfies certain criteria for such Ipsen Collaboration Program as determined by the Ipsen JSC (the “Ipsen First Option Data Package”). Following the delivery of the Ipsen First Option Data Package for an Ipsen Collaboration Program, Ipsen will have the ability for a defined period of time (the “Ipsen First Option Exercise Period”) to exercise an option (each a “First Ipsen Option”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any product (each an “Ipsen Licensed Product”) that results from such Ipsen Collaboration Program during the term of the Ipsen Collaboration Agreement.
In the event Ipsen (i) does not exercise the First Ipsen Option with respect to an Ipsen Collaboration Program, (ii) the Ipsen Collaboration Agreement has not expired or been terminated with respect to such Ipsen Collaboration Program, and (iii) Ipsen agrees to fully fund additional research activities for an Ipsen Collaboration Program through IND filing, the Company will be responsible for research and development activities for such Ipsen Collaboration Program through IND filing (the “Ipsen Second R&D Term Activities”). Following the completion of the Ipsen Second R&D Term Activities, the Company is required to deliver to Ipsen a report that describes the results of the Ipsen Second R&D Term Activities (the “Ipsen Second Option Data Package”). Following the delivery of the Ipsen Second Option Data Package for an Ipsen Collaboration Program, Ipsen will have the ability for a defined period of time (the “Ipsen Second Option Exercise Period”) to exercise an option (each a “Second Ipsen Option” and together with the First Ipsen Option, the “Ipsen Options”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any Ipsen Licensed Product” that results from such Ipsen Collaboration Program during the term of the Ipsen Collaboration Agreement.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

After Ipsen’s exercise of an Ipsen Option for an Ipsen Collaboration Program, the Company shall supply to Ipsen the licensed SNAs under current Good Manufacturing Practice, at the Company’s manufacturing cost pursuant to a clinical supply agreement to be negotiated by the Company and Ipsen in good faith following the Ipsen Effective Date and executed within twelve (12) months after the Ipsen Effective Date (the “Ipsen Supply Agreement”). The Ipsen Supply Agreement will provide for the transfer by the Company to Ipsen of all documents and information, and the provision by the Company of technical assistance and support, for Ipsen to manufacture or have manufactured by a third party contractor engaged by Ipsen the applicable licensed SNA to the extent it is intended to be actually used in the development and manufacture of the applicable licensed products.
Under the terms of the Ipsen Collaboration Agreement, the Company received an upfront payment of $20,000 (the “Ipsen Upfront Payment”). If Ipsen exercises a First Ipsen Option, Ipsen is required to pay the Company the First Ipsen Option exercise fee of $10,000 for each Ipsen Collaboration Program. If Ipsen exercises a Second Ipsen Option, Ipsen is required to pay the Company the Second Ipsen Option exercise fee of $25,000 for each Ipsen Collaboration Program.
Ipsen will pay a pre-clinical milestone payment of $5,000 for each Ipsen Collaboration Program upon achievement of such milestone regardless of whether an Ipsen Option is exercised. In addition to the option exercise fees and the pre-clinical milestones described above, if Ipsen exercises an Ipsen Option for an Ipsen Collaboration Program, development and regulatory milestones will be payable for that program upon the initiation of certain clinical trials and the filing for processing by the United States Food and Drug Administration (“FDA”) in the United States and by two additional regulators outside the United States of a marketing application for review, per the Ipsen Collaboration Program, with an aggregate total of up to $180,000 if both Ipsen Options are exercised. Commercial milestones will be payable for that Ipsen Collaboration Program upon first commercial sale of a licensed product in certain jurisdictions and the achievement of specified aggregate sales thresholds for all licensed products from that program, with an aggregate total of up to $762,000 if both Ipsen Options are exercised. In the event a therapeutic candidate subject to the Ipsen Collaboration Agreement results in commercial sales, the Company is eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern University upon receipt, pursuant to the terms of the Company’s existing license agreements with Northwestern University (see Note 13, Commitment and Contingencies, for more information on the Northwestern University License Agreements (as defined below)). In connection with the receipt of the Ipsen Upfront Payment, the Company paid a $3,000 license fee to Northwestern University under the terms of the Northwestern License Agreements.
The Company’s obligations to conduct activities defined in the Ipsen Development Plan under the Ipsen Collaboration Agreement commenced on July 30, 2021 and continues, unless earlier terminated, until (a) the expiration of the later-to-expire Ipsen Option Exercise Period, if Ipsen does not exercise either Ipsen Option, or (b) the expiration of the last-to-expire royalty term for any licensed product in such country on a licensed product-by-licensed product and country-by-country basis, if Ipsen exercises one or both Ipsen Options. Upon expiration of the royalty term with respect to a particular licensed product in a country, the license for such product in such country will convert to a fully-paid, irrevocable and perpetual license.
The Ipsen Collaboration Agreement also contains customary provisions for termination by either party, including by Ipsen for any or no reason in its entirety upon (90) days prior written notice and including in the event of breach of the Ipsen Collaboration Agreement, subject to cure, and by the Company upon a challenge of the licensed patents, subject, in certain cases, to customary reversion rights. Upon termination of the Ipsen Collaboration Agreement by the Company for Ipsen’s breach or bankruptcy, all licenses granted by the Company to Ipsen will terminate.
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
Accounting Analysis
The Company concluded that Ipsen is a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. Under the Ipsen Collaboration Agreement, the Company has identified two performance obligations, as follows: (1) the performance obligation related to the HD Program that includes (i) the Ipsen First R&D Term Activities related to the HD Program (the “Ipsen HD Program R&D Services”), (ii) Ipsen JSC services related to the HD Program during the Ipsen First Term (the “Ipsen HD Program JSC Services”), and (iii) activities related to the negotiation of the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date; and (2) the performance obligation related to the AS Program that includes (i) the Ipsen First R&D Term Activities related to the AS Program (the “Ipsen AS Program R&D Services”), (ii) Ipsen JSC services related to the AS Program during the Ipsen First Term (the “Ipsen AS Program JSC Services”), (iii) and activities related to the negotiation of the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date. The Company has concluded that the Ipsen HD Program R&D Services and the Ipsen AS Program R&D Services are not distinct from the Ipsen HD Program JSC Services and the Ipsen AS Program JSC Services, respectively. The Company has also concluded that the Ipsen HD Program JSC Services and the Ipsen AS Program JSC Services are not distinct from the activities related to entering the Ipsen Supply Agreements for each respective program. The Ipsen JSC provides oversight and management of the overall Ipsen Collaboration Agreement, and the members of the Ipsen JSC from the Company have specialized industry knowledge, particularly as it relates to SNA technology. The Ipsen JSC is meant to facilitate the early stage research being performed and coordinate the activities of both the Company and Ipsen. Further, the Ipsen JSC services are critical to the ongoing evaluation of the Ipsen Collaboration Programs and the drafting and evaluation of the Ipsen First Option Data Package. The Ipsen JSC will also provide oversight and management of the activities to enter into the Ipsen Supply Agreement. Accordingly, the Company’s participation on the Ipsen JSC is essential to Ipsen receiving value from the Ipsen HD Program R&D Services and the Ipsen AS Program R&D Services, and as such, (i) the Ipsen HD Program JSC Services, along with the Ipsen HD Program R&D Services and the activities related to entering the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date for that program are considered a single performance obligation (the “Ipsen HD Program Services”) and (ii) the Ipsen AS Program JSC Services along with the Ipsen AS Program R&D Services and the activities related to entering the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date for that program are considered a single performance obligation (the “Ipsen AS Program Services”).
As of the Ipsen Effective Date, the total transaction price was determined to be $20,000, consisting solely of the Ipsen Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Ipsen Effective Date, there were no milestones included in the transaction price. The pre-clinical, development, regulatory, and commercial milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Ipsen. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore, they have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of September 30, 2021, the Company determined that any pre-clinical, development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at September 30, 2021.
The Company allocated the total transaction price to each of the two identified performance obligations under the Ipsen Collaboration Agreement based on an expected cost plus a margin approach, as follows: $10,793 of the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

transaction price allocated to the Ipsen HD Program Services and $9,207 of the transaction price allocated to the Ipsen AS Program Services.
The Company will recognize revenue related to each of Ipsen HD Program Services and the Ipsen AS Program Services as those performance obligations are satisfied using an input method to measure progress for each of those performance obligations. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the activities for the Ipsen HD Program Services and the Ipsen AS Program Services.
During the three and nine months ended September 30, 2021, the Company recognized revenue under the Ipsen Collaboration Agreement of approximately $803. As of September 30, 2021 , there was $19,197 of deferred revenue related to the Ipsen Collaboration Agreement, of which is $7,945 is classified as current and $11,252 is classified as noncurrent on the unaudited condensed consolidated balance sheet. Deferred revenue under the Ipsen Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the Ipsen Collaboration Agreement, which the Company currently estimates to be over the next 33 to 42 months.
AbbVie Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “AbbVie Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, an “AbbVie Collaboration Program”). Under each such license (obtained in connection with the exercise of an AbbVie Option, as defined and discussed further below), the Company would grant to AbbVie exclusive, royalty-bearing, sublicensable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the AbbVie Collaboration Agreement, the Company will use commercially reasonable efforts to conduct the AbbVie Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific AbbVie Collaboration Program targets.
As of the AbbVie Effective Date, the Company and AbbVie have agreed upon a development plan for each AbbVie Collaboration Program that describes the development activities and timelines required to advance such AbbVie Collaboration Program through its first IND filing (each, an “AbbVie Development Plan”). The activities described in the AbbVie Development Plan are conducted under the supervision of the AbbVie Joint Development Committee (the “AbbVie JDC”) consisting of three members from each of the Company and AbbVie. The Company is primarily responsible for performing early-stage discovery and preclinical activities (the “AbbVie Collaboration Program Initial Development Activities”) set forth in the AbbVie Development Plan for each AbbVie Collaboration Program and will be solely responsible for all costs and expenses related to the AbbVie Collaboration Program Initial Development Activities. AbbVie may elect, in its sole discretion and at its sole cost and expense, to conduct formulation assessment and in vivo testing as set forth in an AbbVie Development Plan.
During the third quarter of 2021, the AbbVie JDC revised the AbbVie Initial Development Plan for each AbbVie Collaboration Program. In connection with the revised workplan for each AbbVie Collaboration Program, the Company expects to perform additional early stage discovery and preclinical activities to those set forth in the AbbVie Development Plan. As such, the Company currently estimates significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement due to the revised workplan for each AbbVie Collaboration Program.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Following the completion of all AbbVie Initial Development Activities, the Company is required to deliver to AbbVie a report that describes the results of the AbbVie Initial Development Activities and identifies at least one SNA-based compound that satisfies certain criteria for such AbbVie Collaboration Program as determined by the AbbVie JDC (the “AbbVie Initial Development Report”). Following the delivery of the AbbVie Initial Development Report for an AbbVie Collaboration Program, AbbVie will have the ability for a defined period of time (the “AbbVie Initial Option Exercise Period”) to exercise an option (each an “AbbVie Option”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any product (each an “AbbVie Licensed Product”) that results from such AbbVie Collaboration Program during the term of the AbbVie Collaboration Agreement.
At AbbVie’s sole option, AbbVie may extend the AbbVie Initial Option Exercise Period (the “AbbVie Option Extension”) and require the Company to perform IND-enabling activities described in the AbbVie Development Plan (the “AbbVie IND-Enabling Activities”), subject to the payment of additional consideration (“AbbVie Extension Exercise”). If AbbVie exercises the AbbVie Option Extension, the Company would be responsible for conducting the AbbVie IND-Enabling Activities and would be solely responsible for all costs and expenses associated with such activities. Upon completion of the AbbVie IND-Enabling Activities, the Company is required to deliver a report that describes the results of the AbbVie IND-Enabling Activities (the “AbbVie IND-Enabling Activities Data Package”) to AbbVie. Following the delivery of AbbVie IND-Enabling Activities Data Package, AbbVie will have the ability for a defined period of time (the “AbbVie Extended Option Exercise Period”) to exercise an AbbVie Option with respect to such AbbVie Collaboration Program. After the exercise of an AbbVie Option with respect to an AbbVie Collaboration Program, AbbVie will be responsible for all development, manufacturing and commercialization activities, and costs and expense associated with such activities in connection with AbbVie Licensed Products arising from such AbbVie Collaboration Program.
The Company’s obligation to conduct the activities defined in the AbbVie Development Plan under the AbbVie Collaboration Agreement commenced on November 13, 2019 and continues until the earlier of (i) the date AbbVie exercises an AbbVie Option, (ii) the date AbbVie abandons an AbbVie Collaboration Program and foregoes its AbbVie Option to that AbbVie Collaboration Program, or (iii) the fifth anniversary of the AbbVie Effective Date (the “AbbVie Research Term”). If the AbbVie Initial Option Exercise Period or AbbVie Extended Option Exercise Period is still in effect for an AbbVie Collaboration Program or if the Company has not delivered a complete AbbVie Initial Development Report or, if AbbVie made an AbbVie Extension Exercise for an AbbVie Collaboration Program, a complete AbbVie IND-Enabling Activities Data Package for such AbbVie Collaboration Program, as determined by the AbbVie JDC, then the AbbVie Research Term will automatically extend by one-year increments until such obligation is satisfied, but in no event past the seventh anniversary of the AbbVie Effective Date.
Under the terms of the AbbVie Collaboration Agreement, the Company received a $25,000 upfront, non-refundable, non-creditable cash payment (the “AbbVie Upfront Payment”) related to the Company’s research and development costs for conducting the AbbVie Development Plan for two AbbVie Collaboration Programs, each focused on one or more targets, and certain options to obtain exclusive, worldwide licenses under certain intellectual property rights owned or controlled by the Company to develop, manufacture and commercialize certain products resulting from each such AbbVie Collaboration Programs. The option exercise fee during the AbbVie Initial Option Exercise Period is $10,000 per AbbVie Collaboration Program. If AbbVie elects to extend the AbbVie Initial Option Exercise Period, AbbVie is required to pay an additional fee of $10,000. If AbbVie elects to exercise its option during the AbbVie Extended Option Exercise Period, AbbVie must pay the Company the option exercise fee of $15,000.
Following the exercise by AbbVie of an AbbVie Option with respect to an AbbVie Collaboration Program, AbbVie would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch, and commercial events, on an AbbVie Licensed Product by AbbVie Licensed Product basis. On an AbbVie Licensed Product by AbbVie Licensed Product basis, for the first AbbVie Licensed Product to achieve the associated milestone event, the Company is eligible to receive up to an aggregate of $55,000 for development milestone payments and $132,500 for product approval and launch milestone payments.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company is also eligible for up to $175,000 in sales milestone payments on an AbbVie Collaboration Program by AbbVie Collaboration Program basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by AbbVie to obtain certain third-party intellectual property rights.
In addition, to the extent there is any AbbVie Licensed Product, the Company would be entitled to receive tiered royalty payments of mid-single digits to the mid-teens percentage on future net worldwide product sales of such AbbVie Licensed Products, subject to certain reductions under specified circumstances. Royalties are due on a AbbVie Licensed Product by AbbVie Licensed Product and country by country basis from the date of the first commercial sale of each AbbVie Licensed Product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such AbbVie Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such AbbVie Licensed Product in such country, and (iii) the expiration of regulatory exclusivity for such AbbVie Licensed Product in such country.
AbbVie may terminate the AbbVie Collaboration Agreement for any reason or no reason, either in its entirety or on an AbbVie Collaboration Program by AbbVie Collaboration Program basis, at any time on 90 days’ prior written notice to the Company. Unless earlier terminated, the term of the AbbVie Collaboration Agreement shall continue until (i) if both AbbVie Option Exercise Periods expire without AbbVie exercising either AbbVie Option, the expiration of the later to expire AbbVie Option Exercise Period, and (ii) if either or both AbbVie Options are exercised on an AbbVie Licensed Product by AbbVie Licensed Product and country-by-country basis, the expiration of the royalty term for such AbbVie Licensed Product in such country. Either party may terminate the AbbVie Collaboration Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period.
Termination of the AbbVie Collaboration Agreement for any reason will not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination. In addition, termination of the AbbVie Collaboration Agreement will not preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with respect to any breach of the AbbVie Collaboration Agreement. If either party terminates the AbbVie Collaboration Agreement, the license and rights granted to AbbVie with respect to the terminated AbbVie Collaboration Program or AbbVie License Product shall terminate.
Accounting Analysis
The Company concluded that AbbVie is a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. Under the AbbVie Collaboration Agreement, the Company has identified a single performance obligation that includes (i) the research and development activities during the AbbVie Research Term (the “AbbVie R&D Services”), and (ii) AbbVie Joint Development Committee services during the AbbVie Research Term (the “AbbVie JDC Services”). The Company has concluded that the AbbVie R&D Services is not distinct from the AbbVie JDC Services during the AbbVie Research Term. The AbbVie JDC provides oversight and management of the overall AbbVie Collaboration Agreement, and the members of the AbbVie JDC from the Company have specialized industry knowledge, particularly as it relates to SNA technology. The AbbVie JDC is meant to facilitate the early-stage research being performed and coordinate the activities of both the Company and AbbVie. Further, the AbbVie JDC services are critical to the ongoing evaluation of an AbbVie Collaboration Program and the drafting and evaluation of the AbbVie Initial Development Report and the AbbVie IND-Enabling Data Package. Accordingly, the Company’s participation on the AbbVie JDC is essential to AbbVie receiving value from the AbbVie R&D Services and as such, the AbbVie JDC Services along with the AbbVie R&D Services are considered one performance obligation (the “AbbVie Collaboration Program Services”). In addition, the Company has concluded that the option to purchase two development and commercialization licenses is considered a marketing offer as the options did not provide any discounts or other rights that would be considered a material right in the arrangement, and thus, not a performance obligation at the onset of the agreement.  The consideration for these options will be accounted for when they are exercised.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of the AbbVie Effective Date, the total transaction price was determined to be $25,000, consisting solely of the AbbVie Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the AbbVie Effective Date, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or AbbVie. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore they have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of September 30, 2021, the Company determined that any development, regulatory or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at September 30, 2021.
The Company will recognize revenue related to the AbbVie Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
As discussed above, during the third quarter of 2021, the AbbVie JDC revised the AbbVie Initial Development Plan for each AbbVie Collaboration Program. As a result, the Company has increased its estimate of total hours to complete the research services, requiring an adjustment to cumulative revenue recognized (considered a change in estimate pursuant to ASC 606) as of September 30, 2021. As such, during the third quarter of 2021, the Company recorded a cumulative catchup adjustment (reduction) of revenue of $(4,480).
During the three and nine months ended September 30, 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $(4,480) and $(3,404), respectively, reflecting the cumulative catchup adjustment (reduction) of revenue of $(4,480) discussed above due to a change in estimate. The Company currently estimates significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement due to the revised workplan for each AbbVie Collaboration Program. These increased estimated efforts in connection with the change in workplan resulted in less progress occurring relative to the increased estimate of total project hours to complete the research services during the three and nine months ended September 30, 2021 as compared to the amount of revenue recognized at both June 30, 2021 and December 31, 2020, which led to revenue reversals in each respective period. During the three and nine months ended September 30, 2020, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $2,402 and $16,351, respectively. As of September 30, 2021, there was $11,747 of deferred revenue related to the AbbVie Collaboration Agreement, of which is $6,070 is classified as current and $5,677 is classified as noncurrent on the unaudited condensed consolidated balance sheet. Deferred revenue under the AbbVie Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the AbbVie Collaboration Agreement, which the Company currently estimates to be over the next 24 to 27 months. As of December 31, 2020, there was $8,343 of deferred revenue related to the AbbVie Collaboration Agreement, which was classified as current on the unaudited condensed consolidated balance sheet based on the estimated contract completion date at that time.
Dermelix Collaboration Agreement
On February 17, 2019, Exicure entered into a License and Development Agreement (the “Dermelix Collaboration Agreement”) with Dermelix, LLC d/b/a Dermelix Biotherapeutics (“Dermelix”). Under the terms of the Dermelix Collaboration Agreement, Exicure received an upfront payment of $1,000, to be applied against the initial $1,000 of the Company’s development expenses.
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

were provided. The Company recognized no revenue under the Dermelix Collaboration Agreement during the three and nine months ended September 30, 2021. The Company recognized $41 and $122 of revenue during the three and nine months ended September 30, 2020 which reflected reimbursement by Dermelix for additional costs incurred by Exicure for early-stage development costs beyond the initial $1,000 upfront payment.
Summary of Contract Liabilities
Up-front payments are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements.
The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred Revenue Balance at January 1, 2021	Additions	Revenue (Recognized) Reversed	Deferred Revenue Balance at September 30, 2021
Ipsen Collaboration Agreement	$—	$20,000	$(803)	$19,197
AbbVie Collaboration Agreement	$8,343	$—	$3,404	$11,747
Total	$8,343	$20,000	$2,601	$30,944
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	September 30, 2021	December 31, 2020
Prepaid clinical, contract research and manufacturing costs	$2,133	$2,336
Interest receivable	27	161
Prepaid insurance	40	694
Other	1,109	1,040
Prepaid expenses and other current assets	$3,309	$4,231

Property and equipment, net

	September 30, 2021	December 31, 2020
Scientific equipment	$6,136	$5,476
Leasehold improvements	—	192
Computers and software	60	46
Furniture and fixtures	30	30
Construction in process	318	119
Property and equipment, gross	6,544	5,863
Less: accumulated depreciation	(2,373)	(1,740)
Property and equipment, net	$4,171	$4,123
Depreciation and amortization expense was $283 and $159 for the three months ended September 30, 2021 and 2020, respectively, and $829 and $494 for the nine months ended September 30, 2021 and 2020, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accrued expenses and other current liabilities

	September 30, 2021	December 31, 2020
Accrued clinical, contract research and manufacturing costs	$2,741	$1,372
Accrued payroll-related expenses	1,388	1,158
Lease liability, current	440	223
Accrued other expenses	911	772
Accrued expenses and other current liabilities	$5,480	$3,525

5. Investments
As of September 30, 2021 and December 31, 2020, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of September 30, 2021:

One year or less	100%
After one year but within two years	—%
Total	100%

All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$6,498	$—	$(1)	$6,497
Corporate notes/bonds	1,205	—	—	1,205
U.S. Government agency securities	1,251	—	—	1,251
	$8,954	$—	$(1)	$8,953

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
6. Debt
MidCap Credit Agreement
On September 30, 2021, the Company entered into an amendment (“Amendment No. 3”) to the Company’s Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020 and July 30, 2021, with MidCap Financial Trust, as agent (“MidCap”), and the lenders party thereto from time to time (as amended by Amendment No. 3, the “MidCap Credit Agreement”).
The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25,000 (the “MidCap Credit Facility”). The Company borrowed the first advance of $17,500 (“Tranche 1”) on September 25, 2020 (the “Closing Date”). Amendment No. 3 extends the availability of the second advance of $7,500 (“Tranche 2”) under the MidCap Credit Agreement from September 30, 2021 to December 31, 2021, subject to the Company’s satisfaction of certain applicable funding conditions as described in Amendment No. 3, including the Company’s issuance of equity interests, subject to certain limitations, resulting in receipt by the Company of unrestricted net cash proceeds of at least $20,000, and the contribution by the Company, and receipt by Exicure Operating Company, of such cash proceeds to the capital of Exicure Operating Company.
Tranche 1 and if borrowed, Tranche 2, each bear interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025 (the “Maturity Date”). Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. In connection with execution of the MidCap Credit Agreement, the Company paid MidCap a $125 origination fee.

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
Total proceeds, net of fees and issuance costs, borrowed under Tranche 1 were $16,512. Fees and issuance costs of $332, as well as fees of $656 that are payable to MidCap at maturity of Tranche 1, are recorded as a reduction to the carrying amount of long-term debt on the Company’s balance sheet and will be amortized to interest expense through the maturity date of October 1, 2025 using the effective interest method. Fees and issuance costs of $73 attributed to the amount available to be borrowed under Tranche 2 were paid and recorded as deferred financing costs (other assets) and will be (i) recorded as a reduction in the carrying amount of long-term debt in future periods if amounts are borrowed under Tranche 2 or (ii) will be amortized and recorded to interest expense if amounts are not borrowed under Tranche 2. For the three and nine months ended September 30, 2021, the Company recognized $36 and $73, respectively, as interest expense and no balance of the deferred financing costs remains as of September 30, 2021.
As of September 30, 2021, the aggregate carrying value of the Company’s long-term debt is $16,801.
As of September 30, 2021, the principal maturities of the Company’s long-term debt were as follows:

September 30, 2021
2021 (remaining three months)	$—
2022	1,459
2023	5,833
2024	5,833
2025	4,375
Principal balance outstanding	$17,500
less: unamortized discount and debt issuance costs	(699)
Long-term debt	$16,801
Current portion	—
Noncurrent portion	$16,801
The Company paid interest on the MidCap Credit Agreement of $344 and $1,041 during the three and nine months ended September 30, 2021, respectively. The Company paid interest on the Hercules Loan Agreement (as discussed below) of $0 and $142 during the three and nine months ended September 30, 2020, respectively.
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
7. Leases
The Company’s lease arrangements at September 30, 2021 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”), (ii) a lease for office

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

space at a multi-tenant facility in Cambridge, Massachusetts that commenced in March 2019 and is cancelable at any time (the “Cambridge Lease”), and (iii) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.
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
The initial annual base rent during the Original Term is approximately $1,113 for the first 12-month period of the Original Term, payable in monthly installments beginning on the Commencement Date. Base rent thereafter is subject to annual increases of 3%, for an aggregate amount of $12,761 over the Original Term. The Company must also pay its proportionate share of certain operating expenses and taxes for each calendar year during the term. During the first 12-month period of the Original Term, the base rent and the Company’s proportionate share of operating expenses and taxes were subject to certain abatements.
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
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200 and subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s unaudited condensed consolidated balance sheet at September 30, 2021.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of September 30, 2021, the Company determined it is not reasonably certain that the renewal option would be exercised.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

September 30, 2021
Weighted-average remaining lease term	8.8 years
Weighted-average discount rate	8.3%
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$326	$333	$980	$712
Short term lease costs	32	29	94	96
Variable lease costs	231	172	803	322
Total lease costs	$589	$534	$1,877	$1,130
The Company made cash payments for operating leases of $1,721 and $1,717 during the nine months ended September 30, 2021 and 2020, respectively.
Maturities of the Company’s lease liability as of September 30, 2021 were as follows:

Years Ending December 31,	Operating Leases
2021 (remaining three months)	$191
2022	1,163
2023	1,198
2024	1,235
2025	1,272
2026	1,310
Thereafter	4,897
Total	$11,266
Less: imputed interest	(3,275)
Total lease liability	$7,991

Current operating lease liability	$440
Noncurrent operating lease liability	7,551
Total lease liability	$7,991

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

8. Stockholders’ Equity
Preferred Stock
As of September 30, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of September 30, 2021 and December 31, 2020, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of September 30, 2021 and December 31, 2020, the Company had 88,108,543 shares and 87,651,352 shares issued and outstanding, respectively.
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
Common Stock Warrants
As of September 30, 2021, no warrants were outstanding. As of December 31, 2020, warrants to purchase 413,320 shares of common stock at a price of $3.00 per share were outstanding. The warrants expired unexercised as follows: 163,174 warrants expired on March 27, 2021, 132,884 expired on April 28, 2021, and 117,262 expired on May 3, 2021. The warrants were classified as a liability which was remeasured each period at fair value. See Note 12, Fair Value Measurements for more information on the fair value of the common stock warrant liability.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss before reclassifications	(51)	(51)
Net current period other comprehensive loss	(51)	(51)
Balance at March 31, 2021	$32	$32
Other comprehensive income (loss) before reclassifications	(27)	(27)
Net current period other comprehensive income	(27)	(27)
Balance at June 30, 2021	$5	$5
Other comprehensive income (loss) before reclassifications	(5)	(5)
Net losses (gains) reclassified from accumulated other comprehensive loss	(1)	(1)
Net current period other comprehensive income	(6)	(6)
Balance at September 30, 2021	$(1)	$(1)
The net gain reclassified from accumulated other comprehensive loss during the three months ended September 30, 2021 resulted from available-for-sale securities that were called prior to maturity and no gains or losses were recognized for the three and nine months ended September 30, 2021. The basis on which the cost of the securities was determined was specific identification. Proceeds related to these sales were $4,000.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The net loss reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2020 resulted from sales of available-for-sale securities prior to maturity. The gross realized gains and gross realized losses of these sales were $23 and $6, respectively, for the three and nine months ended September 30, 2020. The basis on which the cost of the securities was determined was specific identification. Proceeds related to these sales were $9,404.
9. Equity-Based Compensation
2017 Equity Incentive Plan
Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 4,600,000 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). The Compensation Committee made the determination to increase the share reserve for the 2017 Equity Incentive Plan by 4,382,567 shares, effective January 1, 2021.
As of September 30, 2021, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 2,558,218.
Inducement Grant
In May 2021, the Company granted stock options to purchase up to 600,000 shares of common stock as a material inducement to Brian C. Bock, the Company’s Chief Financial Officer, to enter into employment with the Company (the “Inducement Grant”). The Inducement Grant, which was made pursuant to a stand-alone nonstatutory stock option agreement (the “Inducement Award Agreement”), was approved by the Compensation Committee, was awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s 2017 Equity Incentive Plan and is subject to the terms and conditions of the Inducement Award Agreement. As such, any shares underlying the Inducement Grant are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance. As of September 30, 2021, stock options to purchase up to 600,000 shares of common stock remained outstanding under the Inducement Grant.
Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 7,500 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. In connection with the end of the first offering period on May 14, 2021, the Company issued 103,096 shares of common stock that were purchased under the ESPP.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 300,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2021 and 2020, the number

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

of shares of common stock available for issuance under the ESPP increased by 258,207 shares and 262,954 shares, respectively. As of September 30, 2021, there were 1,100,791 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$427	$247	$1,045	$607
General and administrative expense	462	371	1,125	996
	$889	$618	$2,170	$1,603

Unamortized equity-based compensation expense at September 30, 2021 was $7,820, which is expected to be amortized over a weighted-average period of 3.0 years.
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

	Nine Months Ended September 30,
	2021	2020
Expected term	5.0 to 6.1 years	5.2 to 6.1 years
Risk-free interest rate	0.36% to 1.12%; weighted avg. 1.05%	0.31% to 1.68%; weighted avg. 0.61%
Expected volatility	81.7% to 83.6%; weighted avg. 82.6%	81.0% to 85.8%; weighted avg. 83.8%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The fair value of the underlying common stock and the exercise price for the common stock options granted during the nine months ended September 30, 2021 and 2020 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Nine months ended September 30, 2021	$1.15 to $2.57; weighted avg. $1.87	$1.15 to $2.57; weighted avg. $1.87
Nine months ended September 30, 2020	$1.19 to $2.80: weighted avg. $1.91	$1.19 to $2.80: weighted avg. $1.94

The weighted-average grant date fair value of common stock options granted in the nine months ended September 30, 2021 and 2020 was $1.30 and $1.33 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2020	7,227,296	$2.24	6.8	$1,719
Granted	4,427,586	1.87
Exercised	(342,246)	1.60
Forfeited	(252,681)	2.38
Outstanding - September 30, 2021	11,059,955	$2.11	7.5	$397
Exercisable - September 30, 2021	5,207,872	$2.27	5.7	$389
Vested and Expected to Vest - September 30, 2021	10,630,872	$2.11	7.5	$396

The aggregate intrinsic value of common stock options exercised during the nine months ended September 30, 2021 and 2020 was $243 and $74, respectively.
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2020	—	$—
Granted	575,000	1.58
Vested	(17,875)	1.90
Forfeited	(10,500)	1.15
Unvested balance - September 30, 2021	546,625	$1.57
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

10. Income Taxes
The Company incurred a pretax loss in each of the three and nine months ended September 30, 2021 and 2020, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and nine months ended September 30, 2021 and 2020 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and nine months ended September 30, 2021 and 2020.
The following is the computation of loss per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(23,531)	$(8,822)	$(50,277)	$(11,983)
Weighted-average basic and diluted common shares outstanding	88,105,066	87,227,136	88,001,222	87,160,520
Loss per share - basic and diluted	$(0.27)	$(0.10)	$(0.57)	$(0.14)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of September 30,
	2021	2020
Options to purchase common stock	11,059,955	7,739,781
Restricted stock units	546,625	—
Warrants to purchase common stock	—	413,320
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets measured at fair value on a recurring basis as of September 30, 2021 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$27,641	$27,641	$—	$—
Corporate notes/bonds	2,000	—	2,000	—
U.S. Treasuries	9,999	—	9,999	—
Short-term investments:
Commercial paper	6,497	—	6,497	—
Corporate notes/bonds	1,205	—	1,205	—
U.S. government agency securities	1,251	—	1,251	—
Total financial assets	$48,593	$27,641	$20,952	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$24,586	$24,586	$—	$—
Short-term investments:
Commercial paper	15,991	—	15,991	—
Corporate notes/bonds	29,296	—	29,296	—
U.S. Treasuries	2,253	—	2,253	—
U.S. government agency securities	1,278	—	1,278	—
Total financial assets	$73,404	$24,586	$48,818	$—

Liabilities
Common stock warrant liability	$15	$—	$—	$15
Total financial liabilities	$15	$—	$—	$15
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
As of September 30, 2021, the Company’s common stock warrant liability was $0 and no warrants were outstanding (refer to Note 8, Stockholders’ Equity, for more information). The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended September 30, 2021:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2020	$15
Additions	—
Gain included in other (expense) income, net	(15)
Balance at September 30, 2021	$—
13. Commitments and Contingencies
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. In June 2016, the Company entered into an exclusive license with NU to obtain worldwide rights to certain inhibitors of glucosylceramide synthase and their use in wound healing in diabetes (the “Wound Healing License”). The Company’s rights and obligations in the Co-owned Technology License and the Wound Healing License agreements are substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). All pending patent applications under the Wound Healing License have been abandoned and the Wound Healing License has been terminated. As of September 30, 2021, the Company has paid to NU an aggregate of $11,413 in consideration of each of the obligations described above.
14. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The Company recognized $75 as an expense in each of the nine months ended September 30, 2021 and 2020 in connection with these consulting services in the accompanying unaudited condensed consolidated statement of operations. The consulting agreement with this co-founder and former Board member expired on September 30, 2021 under the terms of the agreement and was not renewed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or SEC, on March 11, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks, uncertainties, assumptions and other factors including, but not limited to, those identified in this Quarterly Report on Form 10-Q and those set forth under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. Such factors may be amplified by the COVID-19 pandemic and its current or future impact on our business and the global economy.
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
Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through September 30, 2021, we have raised gross proceeds of $190.1 million from the sale of common stock and preferred stock. We have also received $56.0 million in upfront payments from collaborations, including an upfront payment of $20.0 million we received in August 2021 in connection with the Ipsen Collaboration Agreement and an upfront payment of $25.0 million we received in November 2019 in connection with the AbbVie Collaboration Agreement. On September 25, 2020, we also borrowed $17.5 million under the terms of a credit and security agreement with MidCap Financial Trust (as described further below). As of September 30, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $62.0 million.
Since our inception, we have incurred significant operating losses. As of September 30, 2021, we have generated an accumulated deficit of $175.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
•advance our SNA platform with our current and prospective suitable collaboration partners;
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
Recent Developments
As previously reported, on November 9, 2021, the Audit Committee of our Board of Directors was notified of a claim made by a former Company senior researcher regarding alleged improprieties that researcher claims to have committed with respect to our XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The Audit Committee has retained external counsel to conduct an internal investigation of the claim. We are currently unable to predict the timing or outcome of the investigation.
Therapeutic Development Program Updates
XCUR-FXN, Friedreich’s ataxia
We are developing XCUR-FXN, an SNA-based therapeutic candidate for the treatment of FA. We remain committed to maintaining our development plans and to pursuing our business strategy in the best interests of our stockholders as well as the patients we look to serve; however, we acknowledge that, at this point in time, we are unable to determine the potential impact of the asserted claim referenced above on our research and development activities or the timing of completion of our current research and development of our XCUR-FXN preclinical program for the treatment of FA, as the investigation of the asserted claim referenced above remains ongoing.
Cavrotolimod (AST-008)
We are currently evaluating cavrotolimod (AST-008) in a Phase 1b/2 clinical trial in patients with advanced solid tumors. As of November 4, 2021, we had 25 clinical trial sites activated for enrollment and 2 additional sites pending activation. We expect to open approximately 27 sites in total for the Phase 2 stage of the clinical trial. We anticipate all sites will be activated by the first half of 2022. As of November 4, 2021, we have dosed 37 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. Including the six patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b portion of the clinical trial, a total of 43 patients have been dosed with 32 mg of cavrotolimod (AST-008) through November 4, 2021. As of November 4, 2021, four of the 43 patients dosed with 32 mg of cavrotolimod (AST-008) have experienced serious adverse events, or SAEs, assessed as related to cavrotolimod by clinical trial investigators. All of these patients were dosed in the Phase 2 stage of the clinical trial. The treatment-related SAEs experienced by these four patients were hypotension (n=2), flu-like symptoms (n=1), injection-related reaction (n=1), and injection site reaction (n=1). None of the 14 patients dosed in the Phase 1b portion of the clinical trial with doses of cavrotolimod (AST-008) less than 32 mg experienced a treatment-related SAE. In summary, as of November 4, 2021, in total, 4 of 57 patients treated with cavrotolimod (AST-008) have experienced a treatment-related SAE.
We believe the impact of the ongoing COVID-19 pandemic continues to contribute to delays that began during the third quarter of 2020 and continued into the second half of 2021 in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for its cavrotolimod (AST-008) clinical program. As a result of these delays, pending further delays or any additional unanticipated effects of the COVID-19 pandemic on our clinical development plans, we now expect to report ORR results of cavrotolimod (AST-008) in the second half of 2022 rather than the first half of 2022. We will also continue to seek opportunities to advance this program through strategic collaborations or partnerships with the goal of maximizing stockholder value of the program and the full potential of our pipeline.

Update Regarding AbbVie Collaboration
We previously granted to AbbVie, Inc., or AbbVie, exclusive access and options to license SNA-based therapeutics arising from two collaboration programs we are conducting related to the treatment of hair loss disorders. During the third quarter of 2021, the joint development committee for the AbbVie collaboration made the decision to revise the initial development plan for both of the AbbVie collaboration programs. Due to these revised workplans, we expect significant additional efforts will be required to satisfy the performance obligation under our Collaboration, Option and License Agreement with AbbVie, or the AbbVie Collaboration Agreement, as we conduct additional early-stage discovery and preclinical activities than those originally set forth in the respective initial development plan. These increased estimated efforts in connection with the change in workplan resulted in less progress occurring relative to the increased estimate of total project hours to complete the research services during the three and nine months ended September 30, 2021 as compared to the amount of revenue recognized at both June 30, 2021 and December 31, 2020, which led to revenue reversals in each respective period. As such, we recorded a cumulative catchup adjustment (reduction) of revenue of $(4.5) million during the three and nine months ended September 30, 2021. Refer to Note 3, Collaborative Research and License Agreements, of the accompanying unaudited condensed consolidated financial statements for more information regarding the AbbVie Collaboration Agreement.
COVID-19 Business Update
As the global spread of the COVID-19 pandemic continues to affect our economy and our industry, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, our communities, as well as our clinical trial investigators, patients, and caregivers. On June 11, 2021, Illinois moved into “Phase 5” of the Restore Illinois Plan, which is intended to permit businesses to operate at full capacity and permits fully vaccinated individuals to resume activities without wearing a mask except where required by federal, state, local, tribal, or territorial laws, rules and regulations, including local business and workplace guidance. As of November 12, 2021, Illinois remains in “Phase 5” of the Restore Illinois Plan.
Supply chain
We are working closely with our third-party manufacturers and other partners to manage our supply chain activities and mitigate potential disruptions as a result of the COVID-19 pandemic. We have observed minor delays in receipt of key chemicals, reagents and materials as certain manufacturers have had supply disruptions related to the COVID-19 pandemic. During the second half of 2021, we have experienced delays in the receipt of components needed for the manufacture of GMP drug product of cavrotolimod (AST-008) and XCUR-FXN. We are actively exploring substitutions to, and alternative sources for, these components to minimize any potential delays in the manufacture of these GMP drug products. Delays in the manufacturing of GMP drug product could adversely impact our clinical development activities for those programs. If the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience future disruptions to our supply chain and operations and associated delays in the manufacturing and our clinical supply, which would adversely impact our preclinical and clinical development activities.
Clinical operations
We believe the ongoing COVID-19 pandemic has affected our Phase 1b/2 clinical trial of cavrotolimod (AST-008). Namely, the COVID-19 pandemic or its impact has contributed to delays that began during the third quarter of 2020 and continued into the second half of 2021 in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the clinical trial. As a result of these delays, pending further delays or any additional unanticipated effects of the COVID-19 pandemic on our clinical development plans, we now expect to report ORR results of cavrotolimod (AST-008) in the second half of 2022 rather than the first half of 2022. Beginning in third quarter of 2020, we implemented, and continue to employ, additional measures to increase the enrollment of patients, including frequent interaction with our clinical trial sites currently open as well as increasing the number of clinical trial sites that potentially are activated for this trial so that we may continue to enroll patients as initially planned. However, any additional delays may require us to further lengthen our clinical development timeline for cavrotolimod (AST-008) and could potentially delay our proposed clinical development timeline for XCUR-FXN.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions, including uncertainty in the current economic environment due to the ongoing COVID-19 pandemic.
Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as discussed in Note 2, Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements related to revenue recognition.
Recently adopted accounting pronouncements
None.
Recent accounting pronouncements not yet adopted
Refer to Note 2, Significant Accounting Policies, of the accompanying unaudited condensed consolidated financial statements for a description of recently accounting pronouncements not yet updated.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Revenue:
Collaboration revenue	$(3,677)	$2,443	$(6,120)	(251)%
Total revenue	(3,677)	2,443	(6,120)	(251)%
Operating expenses:
Research and development expense	16,457	9,139	7,318	80%
General and administrative expense	2,947	2,424	523	22%
Total operating expenses	19,404	11,563	7,841	68%
Operating loss	(23,081)	(9,120)	(13,961)	153%
Other (expense) income, net:
Dividend income	2	2	—	—%
Interest income	8	205	(197)	(96)%
Interest expense	(455)	(27)	(428)	1,585%
Other (expense) income, net	(5)	118	(123)	n/m
Total other (expense) income, net	(450)	298	(748)	(251)%
Net loss before provision for income taxes	(23,531)	(8,822)	(14,709)	167%
Provision for income taxes	—	—	—	—%
Net loss	$(23,531)	$(8,822)	$(14,709)	167%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$(4,480)	$2,402	$(6,882)	(287)%
Ipsen Collaboration Agreement	803	—	803	n/m
Dermelix Collaboration Agreement	—	41	(41)	(100)%
Total collaboration revenue	$(3,677)	$2,443	$(6,120)	(251)%
Total revenue	$(3,677)	$2,443	$(6,120)	(251)%

Collaboration revenue was $(3.7) million during the three months ended September 30, 2021, reflecting a decrease of $6.1 million, or 251%, from collaboration revenue of $2.4 million for the three months ended September 30, 2020. The decrease in collaboration revenue of $6.1 million is mostly due to a decrease in revenue related to the AbbVie Collaboration Agreement of $6.9 million partially offset by revenue related to the Ipsen Collaboration Agreement of $0.8 million.

As discussed further in Note 3, Collaborative Research and License Agreements, of the accompanying unaudited condensed consolidated financial statements, revenue recognized under the AbbVie Collaboration Agreement for the three months ended September 30, 2021 reflects the cumulative catchup adjustment (reduction) of revenue of $(4.5) million in connection with the change in estimate that resulted from a change in workplan during the third quarter of 2021. We currently estimate significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement. These increased estimated efforts in connection with the change in workplan resulted in less progress occurring relative to the increased estimate of total project hours to complete the research services during the three and nine months ended September 30, 2021 and compared to the amount of revenue recognized at both June 30, 2021 and December 31, 2020, which led to revenue reversals in each respective period. As of September 30, 2021, deferred revenue under the AbbVie Collaboration Agreement was $11.7 million and is expected to be recognized as revenue over the next 24 to 27 months as we satisfy our obligations under the AbbVie Collaboration Agreement. In August 2021, we received an upfront payment of $20.0 million in connection with the Ipsen Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the Ipsen Collaboration Agreement. At September 30, 2021, deferred revenue under the Ipsen Collaboration Agreement was $19.2 million and is expected to be recognized as revenue over the next 33 to 42 months as we satisfy our obligations under the Ipsen Collaboration Agreement.
Refer to Note 3, Collaborative Research and License Agreements, of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement and Ipsen Collaboration Agreement.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement, the Ipsen Collaboration Agreement, the Dermelix Collaboration Agreement or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Clinical development programs expense	$6,394	$2,173	$4,221	194%
Platform and discovery-related expense	5,636	4,055	1,581	39%
Employee-related expense	3,432	2,112	1,320	63%
Facilities, depreciation, and other expenses	995	799	196	25%
Total research and development expense	$16,457	$9,139	$7,318	80%

Full time employees	65	48	17

Research and development expense was $16.5 million for the three months ended September 30, 2021, reflecting an increase of $7.3 million, or 80%, from research and development expense of $9.1 million for the three months ended September 30, 2020. Since September 30, 2020, we have increased our headcount in research and development from 48 to 65 as of September 30, 2021. The increase in research and development expense for the three months ended September 30, 2021 of $7.3 million reflects this increased headcount and the related increase in research and development activities, to include increased clinical trial activities. More specifically, the increase in research and development expense for the three months ended September 30, 2021 of $7.3 million was primarily due to a net increase in costs related to our clinical development programs of $4.2 million, higher platform and discovery-related expense of $1.6 million, and higher employee-related expenses of $1.3 million.

The net increase in clinical development programs expense for the three months ended September 30, 2021 of $4.2 million was primarily due to manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for XCUR-FXN, in addition to higher clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), partially offset by lower manufacturing costs for cavrotolimod (AST-008).
The increase in platform and discovery-related expense of $1.6 million was mostly due to the license fee paid to Northwestern University of $3.0 million in connection with the receipt of the upfront payment of $20.0 million from Ipsen, partially offset by lower costs for materials, reagents, supplies, and contract research organizations.
The increase in employee-related expense for the three months ended September 30, 2021 of $1.3 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2021 for existing employees.
We expect our research and development expenses to continue to increase during 2021 as compared to 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue investment into our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
General and administrative expense	$2,947	$2,424	523	22%
Full time employees	12	9	3

General and administrative expense was $2.9 million for the three months ended September 30, 2021, representing an increase of $0.5 million, or 22%, from $2.4 million for the three months ended September 30, 2020. The increase for the three months ended September 30, 2021 was mostly due to higher compensation and related costs in connection with salary increases in 2021 and an increase in headcount, as well as higher legal costs.
Interest income
The decrease in interest income of $0.2 million for the three months ended September 30, 2021 was primarily the result of lower average balances invested in available for sale securities during the three months ended September 30, 2021 as compared to the prior-year period.
Interest expense
The increase in interest expense of $0.4 million for the three months ended September 30, 2021 was the result of a higher average debt balance during the three months ended September 30, 2021 as compared to the prior-year period.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Revenue:
Collaboration revenue	$(2,601)	$16,473	$(19,074)	(116)%
Total revenue	(2,601)	16,473	(19,074)	(116)%
Operating expenses:
Research and development expense	37,562	22,222	15,340	69%
General and administrative expense	8,937	7,227	1,710	24%
Total operating expenses	46,499	29,449	17,050	58%
Operating loss	(49,100)	(12,976)	(36,124)	278%
Other (expense) income, net:
Dividend income	5	45	(40)	(89)%
Interest income	139	832	(693)	(83)%
Interest expense	(1,314)	(155)	(1,159)	748%
Other (expense) income, net	(7)	271	(278)	n/m
Total other (expense) income, net	(1,177)	993	(2,170)	(219)%
Net loss before provision for income taxes	(50,277)	(11,983)	(38,294)	320%
Provision for income taxes	—	—	—	—%
Net loss	$(50,277)	$(11,983)	$(38,294)	320%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$(3,404)	$16,351	$(19,755)	(121)%
Ipsen Collaboration Agreement	803	—	803	n/m
Dermelix Collaboration Agreement	—	122	(122)	(100)%
Total collaboration revenue	$(2,601)	$16,473	$(19,074)	(116)%
Total revenue	$(2,601)	$16,473	$(19,074)	(116)%

Collaboration revenue was $(2.6) million during the nine months ended September 30, 2021, reflecting a decrease of $19.1 million, or 116%, from collaboration revenue of $16.5 million for the nine months ended September 30, 2020. The decrease in collaboration revenue of $19.1 million was mostly due to a decrease in revenue related to the AbbVie Collaboration Agreement of $19.8 million partially offset by revenue related to the Ipsen Collaboration Agreement of $0.8 million. As discussed further above in the section titled “Comparison of the Three Months Ended September 30, 2021 and 2020,” revenue related to the AbbVie Collaboration Agreement for the nine months ended September 30, 2021 reflects the cumulative catchup adjustment (reduction) of revenue of $(4.5) million in connection with the change in estimate during the third quarter of 2021.
Refer to Note 3, Collaborative Research and License Agreements, of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement and Ipsen Collaboration Agreement.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement, the Ipsen Collaboration Agreement, the Dermelix Collaboration Agreement or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Clinical development programs expense	$13,199	$5,438	$7,761	143%
Platform and discovery-related expense	11,922	9,620	2,302	24%
Employee-related expense	9,392	5,379	4,013	75%
Facilities, depreciation, and other expenses	3,049	1,785	1,264	71%
Total research and development expense	$37,562	$22,222	$15,340	69%

Full time employees	65	48	17

Research and development expense was $37.6 million for the nine months ended September 30, 2021, reflecting an increase of $15.3 million, or 69%, from research and development expense of $22.2 million for the nine months ended September 30, 2020. Since September 30, 2020, we have increased our headcount in research and development from 48 to 65 at September 30, 2021. The increase in research and development expense for the nine months ended September 30, 2021 of $15.3 million reflects this increased headcount and the related increase in research and development activities, to include increased clinical trial activities. More specifically, the increase in research and development expense for the nine months ended September 30, 2021 of $15.3 million was primarily due to a net increase in costs related to our clinical development programs of $7.8 million, higher employee-related expenses of $4.0 million, higher platform and discovery-related expense of $2.3 million, and higher facilities, depreciation, and other expenses of $1.3 million.
The net increase in clinical development programs expense for the nine months ended September 30, 2021 of $7.8 million was primarily due to manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for XCUR-FXN, in addition to higher clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), partially offset by lower manufacturing costs for cavrotolimod (AST-008).
The increase in platform and discovery-related expense of $2.3 million was mostly due to the license fee paid to Northwestern University of $3.0 million in connection with the receipt of the upfront payment of $20.0 million from Ipsen, partially offset by lower costs for materials and reagents.
The increase in employee-related expense for the nine months ended September 30, 2021 of $4.0 million was due to higher compensation and related costs in connection with the net increase in headcount during the period presented as well as certain salary increases in 2021 for existing employees.

The increase in facilities, depreciation, and other expenses for the nine months ended September 30, 2021 of $1.3 million was mostly due to higher lease costs related to our Chicago lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.
We expect our research and development expenses to continue to increase during 2021 as compared to 2020 as we broaden our pipeline of SNA-based therapeutic candidates, continue investment into our clinical development programs, and further develop our SNA technology platform.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
General and administrative expense	$8,937	$7,227	1,710	24%
Full time employees	12	9	3

General and administrative expense was $8.9 million for the nine months ended September 30, 2021, representing an increase of $1.7 million, or 24%, from $7.2 million for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 is mostly due to higher compensation and related costs mostly due to salary increases in 2021 and an increase in headcount, recruiting costs, higher consulting and legal costs, and higher D&O insurance premium costs. This increase was partially offset by lower investor relations and franchise tax costs.
Interest income
The decrease in interest income of $0.7 million for the nine months ended September 30, 2021 was primarily the result of lower average balances invested in available for sale securities during the nine months ended September 30, 2021 as compared to the prior-year period.
Interest expense
The increase in interest expense of $1.2 million for the nine months ended September 30, 2021 was the result of a higher average debt balance during the nine months ended September 30, 2021 as compared to the prior-year period.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our collaboration agreements. We have not yet commercialized any of our product candidates, which are in various phases of preclinical development and clinical trials; and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements.
As of September 30, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $62.0 million. As of September 30, 2021, we have generated an accumulated deficit of $175.1 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future. Based on our current operating plans and existing working capital at September 30, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. Management believes that we will be able to obtain additional funding through equity or debt financings, collaboration agreements, strategic partnerships and licensing arrangements, or other arrangements, such as our “at the market offering” program pursuant to our equity distribution agreement with BMO Capital Markets Corp., or BMO, to fund our current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to

us. If we are unable to obtain such additional financing, we could be forced to delay, reduce or eliminate its research and development programs or clinical efforts, which could adversely affect its business prospects, or we may be unable to continue operations. We have historically principally raised capital through the sale of our securities. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our ability to raise capital and ultimately, our operations.
MidCap Facility
On September 30, 2021, we entered into an amendment, or Amendment No. 3, to our Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020 and July 30, 2021, with MidCap Financial Trust, as agent, or MidCap, and the lenders party thereto from time to time, or as amended by Amendment No. 3, the MidCap Credit Agreement.

The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25.0 million, or the MidCap Credit Facility. We borrowed the first advance of $17.5 million, or Tranche 1, on September 25, 2020, or the Closing Date. Amendment No. 3 extends the availability of the second advance of $7.5 million, or Tranche 2, under the MidCap Credit Agreement from September 30, 2021 to December 31, 2021, subject to our satisfaction of certain applicable funding conditions as described in Amendment No. 3, including our issuance of equity interests, subject to certain limitations, resulting in receipt by us of unrestricted net cash proceeds of at least $20.0 million, and the contribution by us, and receipt by Exicure Operating Company, of such cash proceeds to the capital of Exicure Operating Company.
Tranche 1 and if borrowed, Tranche 2, each bear interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025, or the Maturity Date. Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. In connection with execution of the MidCap Credit Agreement, we paid MidCap a $125,000 origination fee.
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
The MidCap Credit Agreement also contains customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, delisting of our common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, the agent and the lenders may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the MidCap Credit Agreement. During the existence of an event of default, interest on the obligations could be increased by 2.0%.

At-the-Market Facility Program
In December 2020, we entered into an equity distribution agreement with BMO under which we may offer and sell in “at the market offerings” (as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended) from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through BMO acting as our distribution agent pursuant to a prospectus supplement and a shelf registration statement on Form S-3 that was declared effective by the SEC on January 7, 2021. Through September 30, 2021, we have not sold any shares under the equity distribution agreement.

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
	(unaudited)
Net cash used in operating activities	$(21,022)	$(27,463)
Net cash provided by (used in) investing activities	38,977	(3,330)
Net cash provided by financing activities	668	14,992
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,623	$(15,801)

Operating activities
Net cash used in operating activities was $21.0 million and $27.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in operating activities for the nine months ended September 30, 2021 of $6.4 million was primarily due to the receipt of the upfront payment of $20.0 million from Ipsen in connection with the Ipsen Collaboration Agreement, partially offset by higher cash used for working capital and the license fee paid to Northwestern University of $3.0 million in connection with receipt of the Ipsen Upfront Payment.
Investing activities
Net cash provided by (used in) investing activities was $39.0 million and $(3.3) million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash provided by investing activities of $42.3 million was primarily due to higher proceeds from the maturity, net of purchases, of available-for-sale securities, as well as a decrease in the purchase of scientific equipment of $2.5 million.
Financing activities
Net cash provided by financing activities of $0.7 million for nine months ended September 30, 2021 is due to the proceeds received from the exercise of stock options and the issuance of common stock in connection with our employee stock purchase plan.
Net cash provided by financing activities of $15.0 million for the nine months ended September 30, 2020 was mostly due to the net proceeds we received of $17.3 million during the period in connection with the MidCap Credit Agreement (as discussed above), as well as the net proceeds received from the sale of shares of our common stock in the amount of $2.8 million pursuant to the partial exercise of the option to purchase additional shares by the underwriters from our December 2019 financing, partially offset by the repayment of the remaining outstanding obligations under the Hercules Loan Agreement in the amount of $5.0 million upon the loan’s maturity.

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
•the effects of health epidemics, including the ongoing COVID-19 pandemic, on our operations or the business or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business;
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
Based on our current operating plans and existing working capital at September 30, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. The COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global financial markets. If the disruption continues to persist and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
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
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring losses from operations since inception which raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.
We are a clinical-stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biotechnology company developing therapeutics for immuno-oncology, genetic disorders and other indications based on our proprietary SNA technology. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of September 30, 2021, we have generated an accumulated deficit of $175.1 million. For the nine months ended September 30, 2021 and 2020, our net loss was $50.3 million and $12.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Management has identified certain conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the 12 months following the filing date of this Quarterly Report. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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
We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including an institutional review board, or IRB, approval to conduct clinical trials at particular sites for, and successfully commercializing, our therapeutic candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or a future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and COVID-19-related developments including the extent to which they may interact with any of the foregoing factors. For example, the continuing effects of the COVID-19 pandemic contributed to delays that began in the third quarter of 2020 and continued into the second half of 2021 in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for our cavrotolimod (AST-008) clinical program, and, as a result, we now expect to report ORR results of cavrotolimod (AST-008) in the second half of 2022 rather than the first half of 2022, pending further delays or any additional unanticipated effects of the COVID-19 pandemic on our clinical development plans.
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
•delays in submitting INDs or clinical trial applications, or CTAs, or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs or ethics committees to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of September 30, 2021, we had $53.1 million in cash, cash equivalents, and restricted cash and $9.0 million in short-term investments. Based on our current operating plans and existing working capital at September 30, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our collaboration, option, and license agreement with AbbVie Inc., or AbbVie, our collaboration, option and license agreement with Ipsen Biopharm Limited, or Ipsen, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix LLC, or Dermelix, or as a primary contractor or as a subcontractor on government grants, proceeds from our credit and security agreement with MidCap Financial Trust, or MidCap, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we raise additional funds by issuing equity securities or by sales pursuant to our “at the market” program, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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
On June 11, 2021, Illinois moved into “Phase 5” of the Restore Illinois Plan, which is intended to permit businesses to operate at full capacity and permits fully vaccinated individuals to resume activities without wearing a mask except where required by federal, state, local, tribal, or territorial laws, rules and regulations, including local business and workplace guidance. As of November 12, 2021, Illinois remains in “Phase 5” of the Restore Illinois Plan. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19 or the introduction and spread of new variants of SARS-CoV-2.
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
The regions in which we operate are currently being affected by COVID-19 and have become subject to additional government-imposed mitigation measures to prevent the ongoing spread of COVID-19. Further, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by the COVID-19 pandemic or its impact or effects. During the third quarter of 2020 and through September 30, 2021, we have observed delays in our enrollment plans for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for cavrotolimod (AST-008). We believe the effects of the COVID-19 pandemic or its impact have contributed to such delays. As a result, we lengthened our clinical development timeline for cavrotolimod (AST-008) and, pending further enrollment delays or any unanticipated effects of the COVID-19 pandemic on our clinical development plans, expect to report ORR results in the second half of 2022 rather than by the first half of 2022. Quarantines, shelter-in-place, safer-at-home, social distancing requirements and similar government orders, business shutdowns and closures, phased re-openings or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities and CROs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Additionally, our clinical trials may involve immunocompromised patients who are at higher risk for COVID-19 and who are therefore more likely to avoid hospitals or other high risk areas.
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
•interruption of our key clinical trial activities, such as clinical assessments at pre-specified time points during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by governmental entities, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
•interruption or delays in the operations of the FDA, European Medicines Agency, or EMA, and comparable foreign regulatory agencies or their refusal to accept data from clinical trials in affected geographies, which may impact approval timelines;
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
•changes in local regulations as part of a response to the ongoing COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•the refusal of the FDA to accept data from clinical trials in these affected geographies.
The spread of COVID-19, which continues to cause broad global impact, may materially affect us economically. The trading price for our shares as well as the trading prices of other biopharmaceutical companies, as well as the broader equity and debt markets overall, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on U.S. economic activities. Although the potential economic impact brought by, and the duration or subsequent reoccurrence of, the COVID-19 pandemic may be difficult to assess or predict, a widespread and prolonged pandemic could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, even after the COVID-19 pandemic has subsided, a recession or market correction that has occurred or may occur in the future because of the COVID-19 could materially affect our business and the value of our common stock.
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic or a similar pandemic will impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, the introduction and spread of new variants of the virus, limitations on our ability to conduct our business in the ordinary course, any reopening plans and additional closures, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions for us, our third party contractors and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The ultimate impact of the COVID-19 pandemic or a similar health pandemic is highly uncertain and subject to change; we continue to monitor the COVID-19 situation closely.
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
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. We may encounter further difficulties and/or delays in completing our planned enrollments. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, or the inability to complete development of our product candidates, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues. For example, the continuing effects of the COVID-19 pandemic contributed to delays that began in the third quarter of 2020 and continued into the second half of 2021 in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for our cavrotolimod (AST-008) clinical program, and, as a result, we now expect to report ORR results of cavrotolimod (AST-008) in the second half of 2022 rather than the first half of 2022, pending further delays or any additional unanticipated effects of the COVID-19 pandemic on our clinical development plans.
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
•changes in estimates in total project hours in connection with the revenue recognition related to our collaboration agreements that may result in a significant adjustment of non-cash revenue;
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with Ipsen, which began in July 2021, AbbVie, which began in November 2019, and Dermelix, which began in February 2019, and Purdue, with which there no active therapeutic candidates in development and which has not indicated any further interest in development, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. For example, on July 30, 2021, we entered into a collaboration, option, and licensing agreement with Ipsen. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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
If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms or in a timely manner. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
If our relationships with our manufacturers, suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics or pandemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Further, if the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.
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
The development and commercialization of therapeutic candidates is highly competitive. We compete with a number of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop therapeutic candidates and processes competitive with our therapeutic candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of therapeutics are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop therapeutic candidates. There is intense and rapidly evolving competition in the biotechnology, pharmaceutical and oligonucleotide therapeutics fields. While we believe that our SNA technology, its associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains. Our competitors include larger and better-funded pharmaceutical, biotechnology and oligonucleotide therapeutics companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.
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
If our therapeutic candidates are approved for the indications we are currently pursuing, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A number of therapeutics for treating psoriasis and cancers are on the market or in clinical development. For the treatment of psoriasis, marketed therapies range from small molecules like topical steroids to biologics, such as AbbVie’s adalimumab. In addition, numerous compounds are in clinical development for psoriasis treatment. With respect to immunogenic cancers such as melanoma, the most common treatments are chemotherapeutic compounds, radiation therapy and now immunotherapeutic antibodies such as ipilimumab, atezolizumab, pembrolizumab and others.
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
We expect to continue to increase the size of our organization, and we may experience difficulties in managing growth.
As of September 30, 2021, we had 77 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we expect to need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA, the Centers for Medicare & Medicaid Services, or CMS, the Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, or other agency regulations, applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, or provide accurate information to any governmental authorities, such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. For example, on November 9, 2021, the Audit Committee of our Board of Directors was notified of a claim made by a former Company senior researcher regarding alleged improprieties that researcher claims to have committed with respect to our XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The Audit Committee has retained external counsel to conduct an internal investigation of the claim. We are currently unable to predict the timing or outcome of the investigation. We are unable to determine the potential impact of the asserted claim on our research and development activities or the timing of completion of our current research and development of our XCUR-FXN preclinical program for the treatment of FA, as the investigation of the asserted claim remains ongoing. In connection with the ongoing investigation, securities class actions and other lawsuits may be filed against us, certain current and former directors, and certain current and former officers. Any future investigations or lawsuits may also adversely affect our business, financial condition, results of operations and cash flows.
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
As of September 30, 2021, we had $53.1 million in cash, cash equivalents, and restricted cash and $9.0 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our consolidated financial statements for the period ended September 30, 2021 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at September 30, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2021, our patent portfolio consists of over 90 issued patents and allowed patent applications and 110 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act enacted in 2011 involves significant changes in patent legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing oligonucleotide therapeutics which contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
We currently license patent rights from Northwestern University and may in the future license patent rights from other third-party owners or licensees. If Northwestern University or such other owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.
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
We currently have Collaboration, Option and License Agreements with Ipsen and Allergan Pharmaceuticals International Limited, or Allergan, and may in the future have additional Collaboration, Option and License Agreements with other third-parties. If Ipsen or Allergan, or such other licensees do not properly or successfully collaborate to research and develop SNAs, our competitive position and business prospects may be adversely affected.
We do, and will continue to, rely on collaboration with third parties to develop our technology. We are a party to a number of licenses that provide rights to a third-party that is necessary or useful for our business. In particular, we have a Collaboration, Option and License Agreement with Ipsen, to collaborate together to research and develop SNAs. We also have a Collaboration, Option and License Agreement with Allergan, to collaborate together to research, develop, and manufacture new nucleic acid therapeutics focusing on certain hair loss disorders.
We may also collaborate with additional third-parties in the future. Our success will depend in part on the ability of our licensees to research and develop SNAs based on our existing intellectual property. Without successful collaboration to research and develop SNAs, other companies might be able to offer substantially identical therapeutics for sale, which could adversely affect our competitive business position and harm our business prospects.
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
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We may also be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.
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
There have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.
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
We are subject to European data protection laws, including the European Union’s General Data Protection Regulation 2016/679, or GDPR. If we fail to comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
By virtue of our clinical trial activities in the United Kingdom and Europe, we are subject to European data protection laws, including the GDPR. The GDPR which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious breaches of up to 4% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the GDPR, which may materially adversely affect our business, financial condition, results of operations and prospects.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on December 23, 2019, we completed the sale of 10,000,000 shares of our common stock in the December 2019 Offering and on August 2, 2019 we completed the sale of 31,625,000 shares of our common stock in the August 2019 Offering. The issuance of shares in both the December 2019 Offering and August 2019 Offering were pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the December 2019 Offering

(inclusive of the exercise of the underwriters’ option in January 2020 to purchase additional shares at the public offering price in connection with the December 2019 Offering) is approximately $31.3 million. Further, in December 2020 we entered into an equity distribution agreement with BMO providing for the sale of up to $50.0 million of our common stock from time to time in “at the market offerings” (as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended) pursuant to a prospectus supplement and a shelf registration statement on Form S-3 that was declared effective by the SEC on January 7, 2021. The issuance of the shares pursuant to the December 2019 Offering and the August 2019 Offering and/or the resale of a substantial number of shares of our common stock in the public market or the sale of any shares of our common stock under the equity distribution agreement could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the December 2019 Offering or the August 2019 Offering or an offering pursuant to the shelf registration statement or such ‘at the market’ offerings may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
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
Based on the beneficial ownership of our common stock as of September 30, 2021, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 42% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

As of September 30, 2021, we had $17.5 million of indebtedness outstanding, consisting of our borrowing under our MidCap Credit Facility.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On November 9, 2021, the Audit Committee of the Board of Directors of the Company was notified of a claim made by a former Company senior researcher regarding alleged improprieties that researcher claims to have committed with respect to the Company’s XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The Audit Committee has retained external counsel to conduct an internal investigation of the claim. The Company is currently unable to predict the timing or outcome of the investigation.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1	Amendment No. 2 dated as of July 30, 2021 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.	10-Q	10.4	8/12/21	001-39011

10.2	Amendment No. 3 dated as of September 30, 2021 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.	8-K	10.1	10/06/21	001-39011

10.3 † *	Collaboration, Option and License Agreement between Exicure, Inc. and Ipsen Biopharm Limited dated as of July 30, 2021

10.4 *	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Ipsen Biopharm Limited dated as of July 30, 2021.

10.5 † *	Amendment Five to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 8, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Certain portions of the exhibit (indicated by asterisks) have been omitted pursuant to Rule 601(b)(10) because it is both (i) not material to investors and (ii) information that the Company treats as private or confidential.
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
Date: November 19, 2021

EXICURE, INC.

By:	/s/ Brian C. Bock
Brian C. Bock
Chief Financial Officer
( Principal Financial Officer)

By:	/s/ Elias D. Papadimas
Elias D. Papadimas
Chief Accounting Officer
( Principal Accounting Officer)