Form 10-K
period 2021-12-31
EXICURE, INC.
filed 2022-03-25
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $114.9 million, based on a closing price of $1.50 per share of the registrant's common stock as reported on The Nasdaq Capital Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 23, 2022, the registrant had 122,792,877 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

EXICURE, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors described in the “Risk Factor Summary” below and set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. These forward-looking statements include, but are not limited to, statements concerning the following:

•our ability to raise substantial additional capital to fund our planned operations in the near term and to continue as a going concern;
•the ability to successfully implement our strategic plans and measures with the goal of reducing cash burn and refocus our business and pipeline development;

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
•the initiation, timing, progress and results of our current and future preclinical studies, clinical trials, collaboration and partnership programs, and the R&D programs we are pursuing or may pursue;
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
•our ability to obtain additional funding for our operations;
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
Except where the context otherwise requires, in this Annual Report on Form 10-K, the “Company,” “Exicure,” “we,” “us” and “our” refers to Exicure, Inc., a Delaware corporation, and, where appropriate, our subsidiary.

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
•We are an early-stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
•Our stock price does not meet the minimum bid price for continued listing on the Nasdaq Capital Market.
•Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if do not regain compliance with the minimum bid price requirement and we are delisted from Nasdaq.
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
•We may not successfully engage in strategic transactions, including any additional collaborations or out-licensing of cavrotolimod we may seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.
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
Item 1. Business.
Overview
We are an early-stage biotechnology company developing nucleic acid therapies targeting ribonucleic acid against validated targets to neurological disorders and hair loss. Our team includes a diverse scientific group with expertise in nucleic acid chemistry, drug development and neuroscience. Headquartered in Chicago, Illinois, we conduct our discovery and development efforts in-house with a dedicated 30,000 square foot facility, including rapid and automated high throughput nucleic acid synthesis and screening.
In December 2021, we announced our commitment to a plan to wind down our immuno-oncology program for cavrotolimod (AST-008) and our XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. We have transformed our strategic plan, with new focus on realignment of our research and development resources to support (i) the development of our preclinical program targeting SCN9A for neuropathic pain, (ii) the continued advancement of our partnered programs with Ipsen Biopharm Limited, or Ipsen, to develop SNA-based treatments in neuroscience targeting Huntington’s disease and Angelman syndrome, (iii) our continued advancement of our partnered program with AbbVie Inc., or AbbVie, to develop SNA-based treatments for hair loss disorders, as well as (iv) the continued research and development of other undisclosed therapeutic product candidates.
Our therapeutic discovery and development efforts are supported by our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Our platform for therapeutic nucleic acids has demonstrated potential high potency, broad uptake, and prolonged efficacy in both in vitro and in vivo neurological models. The basis of our discovery approach harnesses our expertise in oligonucleotide chemistry for use against validated targets where we can screen thousands of oligonucleotides efficiently and identify top candidates in the appropriate cell and live animal models. We are conducting preclinical studies for a non-opioid analgesic directed against SCN9A (Nav1.7); undisclosed targets in Huntington’s disease and Angelman syndrome as part of our collaboration with Ipsen; and undisclosed targets in hair loss disorders as part of our collaboration with AbbVie.
The table below sets forth the current status of development of our SNA therapeutic candidates.

Recent Developments
In December 2021, we implement a reduction in force where we eliminated approximately 50% of our existing workforce on a staggered basis through January 2022 as well as other cost-cutting measures.
Effective February 4, 2022, Matthias Schroff, Ph.D. was appointed as our President and Chief Executive Officer and as a member of the Board to succeed Brian Bock, our former Chief Executive Officer and director. We also announced the resignations of Andrew Sassine, Timothy Walbert and Bosun Hau from the Board.
COVID-19 Business Update
The ongoing COVID-19 global pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices. We continue to monitor the impact of the COVID-19 pandemic and related developments, and our focus remains on safeguarding employee health, while minimizing the negative effects on our business and continuing to advance research and development of our therapeutic candidates. For discussion regarding the impact of the COVID-19 global pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our Strategy
We intend to build a leading nucleic acid therapeutics company based on our expertise in oligonucleotide chemistry targeting ribonucleic acid that in part is utilized via our proprietary SNA technology. The key elements of our strategy are:
•Advance preclinical development targeting SCN9A in pain to therapeutic candidate selection and IND-enabling studies. Chronic pain is a major burden on society, making it a leading cause of disability. Patients have few pharmacological treatment options for their pain and even fewer when addictive opioid analgesics are excluded. SCN9A is a validated target for the treatment of chronic pain and we believe that antisense oligonucleotides targeting SCN9A have potential to be a highly effective, well-tolerated, non-addictive pain relief treatment. The promise of antisense oligonucleotides is the selectivity to SCN9A and the knockdown of the Nav1.7 channel while sparing other critical sodium channels and thereby avoiding deleterious side effects, which has been a limiting safety challenge common with a small molecule approach. We are exploring the development of several potential SNA candidates that have shown promise in our preclinical studies a significant level of knockdown of the SCN9A transcript. Human genetic studies suggest that reduction of SCN9A expression by approximately 50% may provide therapeutically relevant pain relief. Additionally, intrathecally dosed SNAs demonstrate robust distribution across the spinal cord and dorsal root ganglia, or DRG, in animals, which may facilitate SCN9A knockdown in the pain-relevant cells. From these findings, we continue to pursue the development of several potential candidates with the aim of helping patients with chronic pain where quality of life is significantly impacted, and few long-term treatment options exist.

•Continue to advance our preclinical development programs with Ipsen in the central nervous system, or the CNS, and with AbbVie in dermatology. In July 2021 we signed a collaboration agreement with Ipsen to develop SNA-based treatments in neuroscience, targeting Huntington’s disease and Angelman syndrome. This partnership combines our differentiated SNA platform for hard-to-drug targets requiring deep brain penetration and persistence with Ipsen’s expertise in neuroscience and rare diseases. In November 2019, we signed a collaboration agreement with Allergan Pharmaceuticals International Limited, or Allergan, to develop SNA-based treatments for hair loss disorders. This collaboration is a combination of our knowledge of nucleic acid therapeutics and dermatology with Allergan’s expertise in medical aesthetics. In May, 2020, Allergan was acquired by AbbVie. Both the AbbVie and Ipsen agreements included upfront cash payments and multiple preclinical milestones with initial discovery and development work to be conducted by us. We continue preclinical advancement of these programs in close collaboration with our partners and anticipate achievement of potential pre-clinical milestones in 2023.

•Enter into additional partnerships to accelerate development and commercialization of our SNA therapeutic candidates. We believe our oligonucleotide chemistry expertise along with our know-how and capability for high throughput screening of oligonucleotides, and our proprietary SNA technology enable us to enter into license agreements or development partnerships with companies that have development or commercial expertise in CNS where it would be uneconomical or impractical for us to develop SNA therapeutics independently. Additionally, we are currently pursuing various strategic alternatives for maximizing stockholder value of cavrotolimod, including various out-licensing scenarios.

•Continue to expand our core capabilities in oligonucleotide chemistry, high throughput screening and automated analyses. We believe there continues to be opportunity in optimizing oligonucleotide chemistry to advance greater efficacy and safety with nucleic acid therapeutics. This along with our SNA technology can be applied to bring first-in-class or best-in-class medicines to patients. Our goal is to identify and advance to clinical development therapeutic candidates for multiple different genetically-defined disorders in parallel, either on our own or with strategic collaborators. We continue to invest in critical infrastructure and know-how to execute on this goal.

•Build, enhance and protect our proprietary SNA intellectual property. We believe the three-dimensional structure of our SNAs provides novel technological and commercial opportunities. We have licensed intellectual property, or IP, from Northwestern and have also filed patents independently to protect our IP. Our license from Northwestern University is for exclusive worldwide rights to the use of SNA technology for therapeutic applications. We will continue to protect our IP and innovations arising from our R&D efforts, and prudently in-license technologies where appropriate for protection of our therapeutic pipeline and the broader SNA technology.
Our Proprietary Technology: Spherical Nucleic Acids
Our therapeutic discovery and development efforts are supported by our proprietary SNA technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid molecules that are radially arranged in three dimensions. We refer to these synthetic nucleic acid molecules in our SNAs as oligonucleotides and the radial orientation of the oligonucleotides without lipid or polymer encapsulation as our “inside out” or “3-D” approach. Our SNAs, unlike many other nucleic acid therapeutics, do not require lipid or polymer encapsulation or complexation in order to be delivered. Encapsulation is the process of confining the nucleic acids inside the cavities of larger structures, typically liposomes, whereas complexation is the process of creating an assembly of nucleic acids bound together with other molecules, typically lipids or polymers.
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
The broad tissue penetration and biodistribution properties of SNAs potentially enable three distinct therapeutic approaches. SNAs may be designed to reduce target protein levels by reducing corresponding mRNA levels in cytoplasm. SNAs may also be designed to modulate splicing of pre-mRNA in the nucleus to enhance or alter the product of a target protein and mitigate a genetic defect. Finally, SNAs may be designed to potentially elicit an immune response such as an anti-tumor immune response by agonizing toll like receptors in the endosomes.

Examples of our proprietary SNA constructs
We believe the key advantages of our proprietary SNAs include:
•SNAs cross certain biological barriers to deliver nucleic acid therapeutics. Local delivery of nucleic acid therapeutics through biological barriers, such as the skin, has been a significant technical challenge. In a Phase 1 clinical trial of XCUR17 in patients with mild to moderate psoriasis, 11 of the 21 patients treated with the highest strength of XCUR17 gel were observed to have a reduction in redness and improvement in healing as determined by blinded physician assessments. Further, in preclinical studies, we have demonstrated delivery and activity of our SNAs in the CNS, eye, lung, and gastrointestinal tract.
•SNAs potentially exhibit superior biodistribution properties compared to linear oligonucleotides. In the fall of 2018, we completed a biodistribution study in rats comparing nusinersen to nusinersen in SNA format. We found that more nusinersen in SNA format was retained in the rats’ brain and spinal cord compared to nusinersen retained in the rats’ brain and spinal cord at each of 24, 72 and 168 hours. We believe that we have the opportunity to enhance the therapeutic potential of oligonucleotides by incorporating them in our SNA platform. Our facilities can design thousands of oligonucleotides and SNAs, rapidly testing these candidates through automated high throughput screening to discover novel nucleic acid therapeutic candidates.

•SNAs can potentially target multiple genes with a single therapeutic candidate. In a proof-of-concept study in collaboration with Dr. Amy Paller, one of our scientific advisors, we presented data demonstrating the application of our SNA technology for concurrently targeting two different genes in a single SNA compound. We believe we can concurrently apply up to three oligonucleotides on a single SNA compound. This feature will potentially allow us to identify novel therapeutic candidates to treat multiple variants of a given genetic disorder or multiple genetic targets for a single disorder with one therapeutic candidate. We believe multi-targeting might be particularly beneficial for complex genetic diseases with more than one underlying genetic driver.

•SNAs we have administered to date have been well-tolerated. There are three key elements to our safety strategy. First, by administering SNAs locally, we expect to minimize systemic exposure thereby decreasing safety risk. Second, because SNAs enter cells and tissues without lipid or polymer encapsulation or complexation, we believe we can avoid the toxicity risks associated with these delivery systems. Finally, due to the nuclease resistance attributable to the architecture of the SNA, we use fewer chemical modifications than are customarily used in the nucleic acid therapeutic development. In each of the Phase 1 clinical trials of AST-005 and XCUR17, we observed no drug associated adverse events when the SNA therapeutic candidate was applied topically to the skin of patients with mild to moderate psoriasis. As of February 23, 2022, 5 of the 44 patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 1b and Phase 2 stages of the clinical trial have experienced a treatment-related serious adverse event, or SAE, as determined by the clinical trial investigator. The treatment-related SAEs experienced by these five patients were flu-like symptoms (n=6), hypotension

(n=2), and injection site reaction (n=2). None of the 20 patients dosed in the Phase 1b portion of the clinical trial with doses of cavrotolimod (AST-008) experienced a treatment-related SAE. In summary, as of February 23, 2022, in total, 5 of 58 patients treated with cavrotolimod (AST-008) have experienced a treatment-related SAE.

•SNAs can be administered locally into a number of different cell and tissue types. SNAs enter cells through class A scavenger receptors, which are present on the surface of many cell types. We believe that by accessing this mechanism, our SNAs could have therapeutic applications in organs beyond the liver, such as the brain, eye, and skin. In preclinical studies, we have observed more than 50 cell lines and primary cells have been shown to internalize SNAs.
•SNAs may produce a powerful immune response that has applications for anti-infective and anti-tumoral responses. In our Phase 1 clinical trial in healthy volunteers, we observed that cavrotolimod (AST-008), when delivered subcutaneously, was shown to elicit high levels of certain cytokines as well as activate important effector cells of the immune system, including T cells and natural killer, or NK, cells which are the main drivers of an anti-tumor response. In preclinical studies, SNAs localized to endosomes and stimulated the immune system via toll-like receptors, or TLRs. We have also observed in our preclinical studies that SNAs can generate a cancer-specific adaptive immune response. In addition, in our preclinical studies in a variety of cancer models, SNAs, in combination with certain checkpoint inhibitors, exhibited a greater anti-tumor response and increased survival than did such checkpoint inhibitors alone. Moreover, we observed that cavrotolimod (AST-008), when administered as a monotherapy, exhibited anti-tumor activity in mouse cancer models.

•SNAs have shown greater resistance to nuclease degradation. Nucleases are proteins that degrade oligonucleotides. In preclinical studies, SNAs have been shown to have an increased nuclease resistance compared to linear oligonucleotides. We believe this is a result of our 3-D approach (as discussed further above), and as a consequence, we believe that smaller amounts of SNAs may be required to achieve therapeutic efficacy compared to linear oligonucleotides.
Our Therapeutic Development Programs
Neurology
We are investigating the utility of our SNA technology for the treatment of neurological conditions in pain, Huntington’s disease and Angelman syndrome. Additionally, see below “Neurology–Proof-Of-Concept Work with Nusinersen” for more information on our initial studies and resulting data that indicate that the SNA platform may be well-suited for development of new therapeutics directed towards diseases of the central nervous system.
SCN9A, Our Lead Program Candidate for the Treatment of Chronic Pain
•There are insufficient treatment options for patients. Most patients with chronic pain are forced to rely on opioid medications that are often poorly tolerated, can be highly addictive, and are prone to the development of tolerance. Broad use of opioid medications to treat both acute and chronic pain has helped fuel the ongoing and devastating opioid epidemic in the U.S. There is an unmet need for the development of new analgesic treatment options, particularly ones that are highly efficacious and can be given for many years without concern of tolerance or addiction.
•Antisense oligonucleotides have potential to be a highly effective, well-tolerated, non-addictive pain relief. Oligonucleotides are capable of modulating gene expression via multiple mechanisms, enabling therapeutic applications to previously undruggable targets. Currently, there are ten FDA approved and marketed antisense oligonucleotides, or ASOs, of which one, nusinersen, acts on the CNS to treat spinal muscular atrophy, or SMA, in pediatric and adult patients, and we are aware of other potential product candidates being evaluated in clinical trials for various neurological disorders. We believe the success of nusinersen to treat SMA provides a proof-of-concept that targeting gene expression in various tissues within the CNS is possible, including for the treatment of chronic pain that we are pursuing with our development of our SCN9A preclinical therapeutic candidate.
•SCN9A is a validated target for the treatment of chronic pain. SCN9A is the gene encoding Nav1.7, a trans-membrane sodium channel that plays a critical role in pain signaling. Nav1.7 is highly expressed in

DRG neurons, which mediate transmission of external pain signals to the brain. Nav1.7-targeting therapies could provide a novel, non-opioid treatment option for neuropathic pain conditions in which currently available therapies are largely ineffective. We are developing SNAs targeting SCN9A for the treatment of chronic pain. Our compounds are designed to decrease Nav1.7 protein expression via RNase H-mediated degradation of SCN9A mRNA. Nav1.7 is translated from SCN9A mRNA within the cell body of the DRG, a critical tissue in pain signaling. We are exploring the development of several potential SNA candidates that have shown promise in our preclinical studies a significant level of knockdown of the SCN9A transcript. These compounds are highly selective for SCN9A and do not affect other sodium channels, which has been a limiting safety challenge with a small molecule approach. Human genetic studies suggest that reduction of SCN9A expression by approximately 50% may provide therapeutically relevant pain relief. Additionally, intrathecally dosed SNAs demonstrate robust distribution across the spinal cord and DRGs in animals, which we believe suggests that our SCN9A compound may facilitate SCN9A knockdown in the pain-relevant cells. From these findings, we plan to continue preclinical development of a number of potential candidates in 2022, including undertaking in vivo testing. We anticipate from results from initial in vivo animal studies by year-end 2022 with goal of therapeutic candidate selection in the second half of 2023.
Huntington’s disease and Angelman syndrome
In July 2021 we signed a collaboration agreement with Ipsen to develop SNA-based treatments in neuroscience, targeting Huntington’s disease and Angelman syndrome. This partnership combines our differentiated SNA platform for hard-to-drug targets requiring deep brain penetration and persistence with Ipsen’s expertise in neuroscience and rare diseases.
Other neurological indications
We have leveraged our oligonucleotide chemistry expertise and high throughput capabilities for development and screening of SNAs in discovery efforts across a broad range of indications and therapeutic targets. We aim to address indications with great unmet medical need and where we believe the attributes of our SNA technology would lead to therapeutic and commercial advantages. In order to select new therapeutic indications, we expect to analyze a variety of attributes including: (i) indications where there is a known genetic basis for the disorder, (ii) disorders where we can target multiple genes, (iii) the existence of a patient registry or a patient advocacy group that can work with us for easier trial enrollment, (iv) the competitive therapeutic landscape including disorders not easily addressable by small molecules or antibodies, (v) indications with no approved therapies, and (vi) indications amenable to localized therapeutic administration. While we previously initiated discovery efforts in Batten disease, spinocerebellar ataxia, and sporadic amyotrophic lateral sclerosis, we have suspended further development of these programs as part of our strategic measures to reduce cash burn as we prioritize our pipeline focus. We may in the future explore collaborative opportunities that would allow us to continue development of these initial discovery efforts.
Neurology–Proof-Of-Concept Work with Nusinersen
Despite delivery challenges, nucleic-acid based therapy has been successfully developed to treat a CNS disorder. Nusinersen, by Ionis Pharmaceuticals and Biogen Inc., was approved by the FDA in late 2016 for the treatment of spinal muscular atrophy, or SMA. SMA is a genetic disorder characterized by progressive muscle wasting and loss of muscle function due to motor neuron dysfunction. SMA is characterized by reduced amount of survival of motor neuron 1, or SMN1, protein. The severity of the disease depends on the amount of a related protein, SMN2, where lesser quantities of SMN2 are correlated to more severe disease. SMN2 is similar to SMN1, but leads to production of truncated protein, which is normally rapidly degraded.
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
Dermatology, Hair loss disorders

In November 2019, we signed a collaboration agreement with Allergan to develop SNA-based treatments for hair loss disorders. This collaboration is a combination of our knowledge of nucleic acid therapeutics and dermatology with Allergan’s expertise in medical aesthetics. On May 8, 2020, Allergan was acquired by AbbVie. Together with AbbVie, we continue to progress these collaboration activities.

Immuno-oncology, cavrotolimod (AST-008)
Cavrotolimod (AST-008) is a toll-like receptor 9, or TLR9, agonist designed for immuno-oncology applications utilizing the key strengths of our SNA technology. TLR9 agonists bind to and activate TLR9. We believe cavrotolimod (AST-008) may be used for anti-infective and immuno-oncology applications with the latter in combination with checkpoint inhibitors.
On December 10, 2021, in connection with our announcement to implement strategic measures to reduce cash burn and prioritize our pipeline focus, we announced the wind-down of our cavrotolimod (AST-008). We have discontinued further enrollment of the ongoing Phase1b/2 clinical trial in patients with solid tumors. We are currently pursuing various strategic alternatives to maximize shareholder value of cavrotolimod, including pursuit of out-licensing activities.
Phase 2 clinical development of cavrotolimod (AST-008)
Using data from the completed Phase 1b stage of our Phase 1b/2 clinical trial, a recommended Phase 2 dose of 32 mg cavrotolimod (AST-008) was identified for the Phase 2 portion of the clinical trial, whereby cavrotolimod (AST-008) was given in combination with pembrolizumab or cemiplimab for the treatment of locally advanced or metastatic Merkel cell carcinoma, or MCC, or cutaneous squamous cell carcinoma, or CSCC, respectively, in patients with progression despite approved anti-PD-(L)1 therapy. This trial was designed to enroll two separate cohorts of up to 29 patients with advanced or metastatic MCC or CSCC who have failed anti-PD-1/PD-L1, or programmed cell death protein 1/programmed death-ligand 1, therapy. In addition, we added an exploratory cohort to include patients with melanoma who have progressed on PD-(L)-1 therapy and MCC patients who do not qualify for the primary MCC cohort. In June 2020, we reported that we dosed the first patient in the MCC cohort of the trial.
As of February 23, 2022, we have dosed 38 patients with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial, including the primary and exploratory cohorts. As of February 23, 2022, five of the 38 patients dosed with 32 mg of cavrotolimod (AST-008) in the Phase 2 portion of the clinical trial have experienced serious adverse events, or SAEs, assessed as related to cavrotolimod by clinical trial investigators. The treatment-related SAEs experienced by these five patients were flu-like symptoms (n=6), hypotension (n=2), and injection site reaction (n=2). No SAEs were reported in the Phase 1b portion of the clinical trial.
Phase 1b/2 clinical development of cavrotolimod (AST-008)
We commenced a Phase 1b/2 clinical trial of cavrotolimod (AST-008) in patients with advanced solid tumors in late 2018. The Phase 1b stage was an open-label, multi-center trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of intratumoral cavrotolimod (AST-008) injections alone and in combination with intravenous pembrolizumab in patients with advanced solid tumors. We have completed the enrollment of the Phase 1b stage of the clinical trial. The 20 patients from the Phase 1b stage included those with advanced or metastatic Merkel cell carcinoma, or MCC, head and neck squamous cell carcinoma, or CSCC, melanoma and leiomyosarcoma. At the time of enrollment, 85% of patients were experiencing progressive disease despite treatment with PD-1 blockade and 65% of patients had been treated with 2 or more lines of systemic therapy. We have presented our findings from the Phase 1b stage in multiple public disclosures, including at numerous scientific meetings, in December 2019 when we reported preliminary results showing potential signs of anti-tumor activity in patients with MCC, and at a virtual meeting we hosted in September 2020. The key results from the Phase 1b stage include:

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
•Confirmed ORR of 21% (4/19 evaluable patients) in the Phase 1b dose-escalation stage across all doses, with 1 complete response and 3 partial responses;
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
•Dose-dependent activation of key immune cells, including cytotoxic T cells and NK cells, as well as increases in cytokine/chemokine levels in patient blood after cavrotolimod (AST-008) treatment alone, and cavrotolimod (AST-008) plus pembrolizumab treatment; and
•The cavrotolimod pharmacodynamic profile corroborated the efficacy data, as increased serum cytokines/chemokines, activated immune cells, and tumor infiltration by immune cells were observed.
Phase 1 clinical development of cavrotolimod (AST-008)
The Phase 1 clinical trial was a first-in-human clinical trial of cavrotolimod (AST-008) evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of cavrotolimod (AST-008) in healthy volunteers via subcutaneous dosing. The trial was a randomized, single ascending dose, or SAD, trial. Sixteen healthy subjects were recruited and organized into four SAD cohorts. We began subject dosing in the fourth quarter of 2017 and announced our initial analyses of the results of the trial on September 20, 2018.
Based on our initial analyses of the Phase 1 clinical trial results, cavrotolimod (AST-008) was shown to be safe and tolerable in all subjects, with no SAEs and no dose limiting toxicity. Cavrotolimod (AST-008) was well tolerated and all cavrotolimod (AST-008)-related AEs were of short duration, reversible and consistent with TLR9 activation. Such AEs included flu-like symptoms, injections site reactions, and non-clinically significant lymphopenia and neutropenia.
In addition to the principal safety and tolerability endpoint, the trial screened for levels of select cytokines and markers of immune cell activation. Cavrotolimod (AST-008) was shown to elicit high levels of certain cytokines as well as activate important effector cells of the immune system including T cells and NK cells.
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
In addition to the cytokine response, cavrotolimod (AST-008) was shown to activate important effector cells of the immune system, including NK cells which are cytotoxic lymphocytes critical to the innate immune system, and T cells which are key effector cells of the adaptive immune system. At the trial’s top dose of about 20 µg/kg, cavrotolimod (AST-008) elicited 9.5 fold and 3.5 fold increases in the fraction of activated T cells and natural killer cells, respectively, compared to baseline. NK cells continually scan the body for abnormal cells to attack. T cells form the basis of a targeted and durable immune response and immunological memory. We believe that activation by cavrotolimod (AST-008) of the key effectors cells of both the innate and adaptive immune system makes cavrotolimod (AST-008) suitable for combination with checkpoint inhibitors.
Our Collaboration Programs
Ipsen Collaboration Agreement
On July 30, 2021, we entered into a Collaboration, Option and License Agreement with Ipsen, or Ipsen Collaboration Agreement. Pursuant to the Ipsen Collaboration Agreement, we granted to Ipsen exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of Huntington’s disease and Angelman syndrome (each, an “Ipsen Collaboration Program”), respectively. Each such license (obtained in connection with the exercise of an Ipsen Option, as defined and discussed further below) would grant to Ipsen exclusive, royalty-bearing, sublicensable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics.
Under the terms of the Ipsen Collaboration Agreement, we received an upfront payment of $20 million, or the Ipsen Upfront Payment, and, if Ipsen exercises any of its option rights under the agreement, Ipsen will pay us an option exercise fee equal to $10 million for each such option if exercised during the first option period, or $25 million for each such option if exercised during the second option exercise period. Ipsen will also pay a pre-clinical milestone payment of $5 million for each Ipsen Collaboration Program upon achievement of such milestone regardless of whether an option is exercised.
If Ipsen exercises an option for a program, we are eligible to receive up to an aggregate of $180 million for development and regulatory milestone payments and $762 million for product approval and sales milestone payments associated with aggregate worldwide sales. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern, upon receipt, pursuant to our existing license agreements with Northwestern.
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
If AbbVie exercises an option for a program, we are eligible to receive up to an aggregate of $55 million for development milestone payments and $132.5 million for product approval and launch milestones, per program. We are also eligible to receive up to $175 million in sales milestone payments, on a program by program basis, associated with aggregate worldwide sales. In the event a therapeutic candidate subject to the collaboration results in commercial sales, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern upon receipt, pursuant to our existing license agreements with Northwestern.
Our Intellectual Property
Proprietary Protection
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to our current and future therapeutic candidates and our SNA technology platform. Our policy is to seek to protect our proprietary position by, among other methods, filing and licensing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, and technological innovation to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our owned or licensed pending patent applications or with respect to any patent applications filed or licensed by us in the future, nor can we be sure that any of our existing owned or licensed patents or any patents that may be granted or licensed to us in the future will be commercially useful in protecting our technology.
Patent Rights
Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of December 31, 2021, our patent portfolio consists of over 80 issued patents and allowed patent applications and over 100 pending patent applications. Our general practice is to seek patent protection in major markets worldwide, including the U.S., Canada, China, Japan, Australia, certain members of the European Union, among others. Majority of the issued patents and allowed patent applications are licensed from Northwestern. Among the pending patent applications, we license 22 from Northwestern, we exclusively own 77, we jointly own 1 with Seven Score Pharmaceuticals, LLC (which was assigned from Dermelix), and we jointly own 5 with Northwestern.
Our license from Northwestern is for royalty bearing worldwide exclusive rights to the use of SNAs for therapeutic applications. Pursuant to the license, we are allowed to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights.
Our SCN9A patent portfolio includes two provisional applications in the United States relating to modified oligonucleotides that reduce SCN9A mRNA and NaV1.7 channel activity in cells. The application broadly describes oligonucleotides that span select lengths of the SCN9A mRNA where we observed high target knockdown, and the use of such compounds to treat a wide range of pain conditions and related symptomology. Any patents that may issue from this application would expire by 2042. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained.
Our cavrotolimod (AST-008) patent portfolio includes 37 issued and 31 pending U.S. nonprovisional and foreign patent applications. Foreign jurisdictions where we are seeking patent protection for our cavrotolimod (AST-008) patent portfolio include Canada, China, Japan, Australia, the European Union, India, South Korea and

Mexico. Each of these applications is a composition of matter and/or method of use type application. The claims of these applications are directed to certain nanoscale constructs, liposomal particles, and multivalent nanostructures, and their methods of use for treating cancer and other disorders, with or without additional therapeutic agents such as checkpoint inhibitors. Any patents that may issue from these applications would expire between 2034 and 2040. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained. We have discontinued further enrollment of the ongoing Phase1b/2 clinical trial of cavrotolimod (AST-008) in patients with solid tumors. As a result, we may elect to abandon or let lapse some or all of these patents and applications.
Our XCUR-FXN patent portfolio includes one pending U.S. provisional patent application. We intend to protect the composition of matter and methods of use of XCUR-FXN. Any patent that may issue from this application would expire by 2041. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained. As of December 31, 2021, we have indefinitely suspended further development of XCUR-FXN program for the treatment of Friedreich’s ataxia. As a result, we are unlikely to pursue this application further and may elect to abandon it.
Our XCUR17 patent portfolio includes four issued and ten pending U.S. nonprovisional and foreign patent applications. The pending applications are composition of matter and method of use type applications and include claims to one or more oligonucleotides that are 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from this application would expire by 2037. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained. As of December 31, 2021, we are no longer actively developing XCUR17 and may elect not to pursue these patents further.
Our AST-005 patent portfolio includes three issued and seven pending U.S. nonprovisional and foreign patent applications. The applications are composition of matter and method of use type applications and include claims to an oligonucleotide that is 18 nucleotides in length, and methods of use for treating dermal and other disorders. Any patents that may issue from these applications would expire by 2035. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained. As of December 31, 2021, neither we nor any of our collaborators are actively developing AST-005 and may elect to abandon these patents.
Upon receiving FDA approval for SCN9A, cavrotolimod (AST-008), XCUR17, or AST-005, we intend to list applicable patents in the FDA’s Orange Book.
Patent life determination depends on the date of filing of the application and other factors as promulgated under the patent laws. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.
Trade Secret and Other Protection
In addition to patented intellectual property, we may also rely on trade secrets and proprietary know-how to protect our technology, especially when we do not believe that patent protection is appropriate or can be obtained. It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to these individuals during the course of the individual’s relationship with the company is to be kept confidential and is not to be disclosed to third parties except in specific circumstances. The agreements also provide that all inventions conceived by an employee shall be the property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Other Intellectual Property Rights
We seek trademark protection in the United States when appropriate. We have filed for trademark protection for the following marks: EXICURE and Exicure logo. We currently have one registered trademark, EXICURE.
From time to time, we may find it necessary or prudent to obtain licenses from third party intellectual property holders.
Northwestern University License Agreements
In September 2009, Northwestern and AuraSense LLC, or ASLLC, our former parent, entered into a license agreement, or the Northwestern University License Agreement, under which Northwestern granted ASLLC an exclusive, worldwide license under certain Northwestern patents and patent applications to exploit products and processes in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as or accompanying therapeutics or theradiagonostics and in or for intracellular diagnostic applications and intracellular research. On December 12, 2011, ASLLC assigned to us all of its worldwide rights and interests under the Northwestern ASLLC license in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics, or assigned field. For purposes of the assigned field, therapeutic uses means the use of products and processes that are covered by the patents and patent applications licensed from Northwestern for the purpose of providing a therapy or course of medical treatment to address a medical condition or disease. In accordance with the terms and conditions of this assignment, we assumed all liabilities and obligations of ASLLC to Northwestern as set forth in its license agreement in the assigned field and in August 2015 we entered into a restated license agreement with Northwestern, or Restated License Agreement. In February 2016, we obtained exclusive license as to Northwestern’s rights in certain SNA technology we jointly own with Northwestern, or Co-owned Technology License. The Company’s license to Northwestern’s rights is limited to the assigned field, however we have no such limitation as to our own rights in this jointly owned technology. The Northwestern University License Agreements provide to us the exclusive, worldwide right to make, have made, use, modify, sell, offer for sale and import any product or process that is covered by any claim in the licensed Northwestern patents and patent applications. We have the right to sublicense these rights to third parties. The Northwestern University License Agreements require us to use commercially reasonable efforts, consistent with demand in the marketplace, regulatory procedures and industry conditions and development timelines, to research, develop, market and manufacture the licensed products.
Our rights under the Northwestern University License Agreements are subject to a variety of material limitations. First, the license specifically excludes use of the licensed patent rights to perform qualitative or quantitative in vitro analysis, testing, or measurement as well as detection of a variety of combinations of biodiagnostics field subsets and targets. Second, the license specifically prohibits us from using the licensed patent rights with regard to diagnostics, including without limitation, theradiagnostics. Third, though the license is otherwise exclusive in the assigned field, Northwestern retains the right to use the licensed patent rights for research, teaching, and other educational purposes, including the right to distribute and publish materials related to the licensed patent rights. Fourth, the license is subject to the rights of the U.S. government under any and all applicable laws including substantially manufacturing all licensed products in the U.S. unless such requirement is waived by the U.S. government. Fifth, other than in certain circumstances, the Northwestern University License Agreements are non-transferable without the consent of Northwestern. Under the terms of the Northwestern University License Agreements, depending on the circumstances, either we or Northwestern can sue to enforce the patent rights against third party infringers.
In order to secure the assignment of the Northwestern ASLLC license in the field, we assumed the obligation to pay Northwestern an annual license fee, which may be credited against any royalties based on sales of licensed products that are due to Northwestern in the same year, and to reimburse Northwestern for expenses associated with the prosecution and maintenance of the licensed patent rights. In addition, we assumed the obligation to pay Northwestern royalties at a low single-digit percentage of any net revenue generated by our sale or transfer of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also assumed the obligation to pay Northwestern, on a quarterly basis, a percentage of all sublicense payments we receive, and the greater of a mid-teen percentage of all sublicensee royalties or a low single-digit percent of any net revenue generated by a sublicensee’s sale or transfer of any licensed product.
We may terminate the Northwestern University License Agreements at any time by providing 90 days written notice to Northwestern. Northwestern may terminate the agreements or, alternatively, convert our exclusive rights to non-exclusive rights if we fail to comply with certain prescribed timelines for research, development, marketing and manufacturing milestones for the licensed products. Northwestern may also terminate the agreements if we sue, or do not terminate all agreements with a sublicensee who sues Northwestern, in a matter not arising from the agreements themselves. Either party may terminate the agreements in the event of a material breach by the other that remains uncured for a period of 30 days after the non-breaching party provides notice to the breaching party. The agreements will automatically terminate if we reach specified thresholds of financial distress. In the event of termination, all rights immediately revert to Northwestern. The agreements will automatically expire upon the expiration of the last to expire patent rights. In the event of expiration, the license automatically becomes a non-exclusive, irrevocable, fully-paid license to use or sublicense the use of know-how to make and sell products in each country where the license had previously been in effect.
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
Manufacturing and Supply
We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our therapeutic candidates. We currently contract with two therapeutic substance and two drug product manufacturers for the supply of SNAs and we expect to continue to do so to meet our preclinical supply needs and any future clinical requirements of our therapeutic candidates. We do not have long-term agreements with any of these third parties.
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
Competition
We believe that our scientific knowledge, facilities, and expertise in oligonucleotide chemistry and SNA-based therapies provide us with competitive advantages over the various companies and other entities that are attempting to develop oligonucleotide based-therapeutics. However, we face competition at the technology and therapeutic indication levels from both large and small biotechnology companies, academic institutions, government agencies and public and private research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
Clinical Trials Regulation 536/2014 became directly applicable in all EU Member States (without national implementation) on January 31, 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.
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
Healthcare Reform
In March 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse, impacting existing government healthcare programs and resulting in the development of new programs, including Medicare payment for performance initiatives, and improvements to the physician quality reporting system and feedback program. Other aspects of the ACA include, but are not limited to:
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
Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA. For example, in 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act of 2017, or Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as physician ownership and investment interests held by physicians and their immediate family members in the manufacturer. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.
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
Sales and Marketing
Our current focus is on the development of our existing portfolio. We currently do not have marketing, sales and distribution capabilities. If we receive marketing and commercialization approval for any of our therapeutic candidates, we intend to market the product through strategic alliances and distribution agreements with third parties. The ultimate implementation of our strategy for realizing the financial value of our therapeutic candidates is dependent on the results of clinical trials for our therapeutic candidates, the availability of funds and the ability to negotiate acceptable commercial terms with third parties.
Human Capital Resources
As of December 31, 2021, we had 47 full time employees, of which 37 were engaged in R&D activities and 10 were engaged in finance, legal, human resources, business development and general management. In December 2021, we implemented a reduction in force of approximately 50% of our workforce. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
To facilitate talent attraction and retention, we strive to make Exicure a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs.
Our base pay program aims to compensate staff members at market levels and relative to the value of the contributions of their role, which takes into account the skills, knowledge and abilities required to perform each position, as well as the experience brought to the job. In addition to salaries, our compensation program includes potential annual discretionary bonuses, equity awards under our equity incentive program, a 401(k) Plan with matching contributions, an employee stock purchase plan, healthcare and insurance benefits, health savings and flexible spending accounts, and flexible paid time off to allow our employees to balance their obligations both professionally and personally. We use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience. Potential annual discretionary bonuses are pursuant to our annual incentive programs to reward eligible staff in alignment with achievement of Company-wide goals that are established annually and designed to drive aspects of our strategic priorities that support and advance our strategy across our Company. All staff also participate in a regular performance measurement process that aligns pay to performance and through which staff receive performance and development feedback.
Our benefit programs are generally broad-based, promote health and overall well-being and emphasize saving for retirement. All full-time staff members are eligible to participate in the same core health and welfare and retirement savings plans.
For individuals that were impacted in our December 2021 reduction in force, we supported them with market-based severance, COBRA subsidy and outplacement assistance. For individuals that were retained in the restructuring, we have provided them with additional, market-level incentives to stay with us and facilitate business continuity.
Our Compensation Committee provides oversight over our compensation strategy including review of our plans, policies, and programs.
In response to the evolving COVID-19 pandemic and related public health directives, orders and guidance, and to ensure the safety and wellbeing of our employees, we have continued flexible work-from-home practices to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We continue measures to ensure employee safety and business continuity which have allowed us to generally operate with 100% of our R&D staff on-site. Our office and general and administrative team continues to work both from home and in the office, based on the needs of their schedule. We are proactively managing staffing, and are taking other appropriate managerial actions to maintain progress on our preclinical and collaboration programs as necessary. For on-site employees, we have continued additional safety measures, including access to and reimbursement for testing and vaccination, providing and requiring the use of personal protective equipment, and under certain circumstances, requiring COVID-19 testing to access our workplace.

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
We maintain a website at www.exicuretx.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or our other filings with the SEC.

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
We are a biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biotechnology company developing nucleic acid therapies targeting ribonucleic acid against validated targets to neurological disorders and hair loss. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of December 31, 2021, we have generated an accumulated deficit of $188.9 million. For the years ended December 31, 2021 and 2020, our net loss was $64.1 million and $24.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Management has identified certain conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the twelve months following the filing date of this Annual Report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we may be required to delay, reduce the scope of, or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.
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
We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including an institutional review board, or IRB, approval to conduct clinical trials at particular sites for, and successfully commercializing, our therapeutic candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or a future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and COVID-19-related developments including the extent to which they may interact with any of the foregoing factors. For example, the continuing effects of the COVID-19 pandemic contributed to delays that began in the third quarter of 2020 and continued into the second half of 2021 in our enrollment plans and clinical trial site start-ups for the Phase 2 dose expansion phase of the Phase 1b/2 clinical trial for our cavrotolimod (AST-008) clinical program.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of December 31, 2021, we had $43.8 million in cash, cash equivalents, and restricted cash and $4.5 million in short-term investments. Based on our current operating plans and existing working capital at December 31, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
As of March 23, 2022, Illinois remains in “Phase 5” of the Restore Illinois Plan. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19 or the introduction and spread of new variants of SARS-CoV-2.
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business. We continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, and our communities. Our on-site activities continue with protocols for safely accessing and working within our facilities. While we continue to conduct research and development activities, the COVID-19 pandemic has impacted, and may continue to impact, certain of our early-stage discovery efforts.
We are working closely with our third-party manufacturers and other partners to manage our supply chain activities and mitigate potential disruptions as a result of the COVID-19 pandemic. We have observed minor delays in receipt of key chemicals, reagents and materials as certain manufacturers have had supply disruptions related to the COVID-19 pandemic. If the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience future disruptions to our supply chain and operations and associated delays in the manufacturing and our clinical supply, which would adversely impact our preclinical and clinical development activities. In addition, if the COVID-19 pandemic continues to persist for an extended period of time, we could experience further significant disruptions to our clinical and preclinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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
We may not successfully engage in strategic transactions, including any additional collaborations or out-licensing of cavrotolimod we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with Ipsen, which began in July 2021, AbbVie, which began in November 2019, and

Dermelix, which began in February 2019, and Purdue, with which there no active therapeutic candidates in development and which has not indicated any further interest in development, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. For example, on July 30, 2021, we entered into a collaboration, option, and licensing agreement with Ipsen. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. On December 10, 2021, in connection with our announcement to implement strategic measures to reduce cash burn and prioritize our pipeline focus, we announced the wind-down of our immuno-oncology program cavrotolimod (AST-008). We are currently engaged in out-licensing activities for cavrotolimod. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
If our relationships with our manufacturers, suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics or pandemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Further, if the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates. For example, we have observed minor delays in receipt of key chemicals, reagents and materials as certain manufacturers have had supply disruptions related to the COVID-19 pandemic. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.
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
We are aware of several companies that are developing oligonucleotide delivery platforms and oligonucleotide-based therapeutics. These competitors include Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arbutus Biopharma Corp., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., ProQR Therapeutics N.V., Stoke Therapeutics, Inc., Neubase Therapeutics, Inc., Idera Pharmaceuticals, Inc., Avidity Biosciences, Dyne Therapeutics, Inc., Atalanta Therapeutics, Inc., PepGen, Inc. and others. These and other competitors compete with us in recruiting scientific and managerial talent, and for funding from pharmaceutical companies.
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
Our success largely depends on the continued service of key management and other specialized personnel, including Matthias G. Schroff, Ph.D., our Chief Executive Officer. In connection with the management changes resulting from our December 2021 restructuring activities, David A. Giljohann, Ph.D., our former Chief Technology Officer (and previously our Chief Executive Officer) and Douglas E. Feltner, M.D., our former Chief Medical Officer, are no longer employees of the Company. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs or clinical trials and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and our technology and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued

ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.
We may increase the size of our organization, and we may experience difficulties in managing growth.
As of December 31, 2021, we had 47 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we may need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA, the Centers for Medicare & Medicaid Services, or CMS, the Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, or other agency regulations, applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, or provide accurate information to any governmental authorities, such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. For example, on November 9, 2021, the Audit Committee of our Board of Directors was notified of a claim made by a former Company senior researcher regarding alleged improprieties that researcher claims to have committed with respect to our XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The Audit Committee retained external counsel to conduct an internal investigation of the claim. Based on the results of outside counsel’s investigation, the Audit Committee of our Board of Directors and we concluded that the subject matters under investigation did not have a material adverse impact on our financial condition or results of operations and did not require any change in our financial statements. Following our report of the results of the investigation, a securities class action lawsuit was filed against us and our former officers. In addition, a derivative lawsuit was filed against us as a nominal defendant, and certain of our current and former officers and directors. These and any future investigations or lawsuits may adversely affect our business, financial condition, results of operations and cash flows.
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
It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. For example, a derivative lawsuit was filed against us and certain of our current and former officers and directors due to a claim made by a former Company senior researcher regarding alleged improprieties as discuss above. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including exclusion from participation in the U.S. federal healthcare programs, the imposition of significant fines or other sanctions.
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
Our information technology and other internal infrastructure systems, including corporate firewalls, servers, documents storage systems, backup systems, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work.
Our business and operations could suffer in the event of system failures or unauthorized or inappropriate use of or access to our information technology systems.
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack or unauthorized access and use by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology systems and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Despite the implementation of security measures, our internal computer systems and those of our employees, contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss or compromise of pre-clinical data for our therapeutic candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our therapeutic candidates could be delayed. Existing insurance arrangements may not provide protection for the costs that may arise from such loss or damage. Any long-term disruption in our ability to access our information technology systems could have a material adverse effect on our operations, our business, results of operations and stock price.
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
As of December 31, 2021, we had $43.8 million in cash, cash equivalents, and restricted cash and $4.5 million in short-term investments. We historically have invested excess cash in certificates of deposit or money market mutual funds that invest in securities issued or guaranteed by the U.S. government or U.S. government agencies, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. During the fourth quarter of 2019, we have made direct purchases, and expect to continue to make direct purchases of, U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our consolidated financial statements for the period ended December 31, 2021 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at December 31, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
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
During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we continue to carefully monitor any impact to our internal controls and procedures.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2021, our patent portfolio consists of over 90 issued patents and allowed patent applications and over 100 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We currently have Collaboration, Option and License Agreements with Ipsen and AbbVie, and may in the future have additional Collaboration, Option and License Agreements with other third-parties. If Ipsen or AbbVie, or such other licensees do not properly or successfully collaborate to research and develop SNAs, our competitive position and business prospects may be adversely affected.
We do, and will continue to, rely on collaboration with third parties to develop our technology. We are a party to a number of licenses that provide rights to a third-party that is necessary or useful for our business. In particular, we have a Collaboration, Option and License Agreement with Ipsen, to collaborate together to research and develop SNAs. We also have a Collaboration, Option and License Agreement with AbbVie, to collaborate together to research, develop, and manufacture new nucleic acid therapeutics focusing on certain hair loss disorders.
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
•the federal Physician Payments Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which require that certain manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program report to CMS all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such a physician assistants and nurse practitioners),and U.S. teaching hospitals with limited exceptions, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of personal data (including personal health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.
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
There have been judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the

ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, Congress is considering additional health reform measures. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in on September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place. This includes reductions to Medicare payments to providers of 2% per fiscal year, that began in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2031 unless additional Congressional action is taken. COVID-19 relief legislation, including the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 , among other things, suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

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
Risks Related to Ownership of Our Common Stock
Our stock price does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if do not regain compliance with the minimum bid price requirement and we are delisted from Nasdaq.
On December 30, 2021, we received a letter from the staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under

Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until June 28, 2022, to regain compliance with Nasdaq’s bid price requirement. If, at any time before June 28, 2022, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Annual Report.
If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by June 28, 2022, we may be eligible for additional time to comply. To qualify, we will be required to meet certain continued listing requirements for market value of publicly held shares and all other initial listing standards for Nasdaq. If we meet these requirements, Nasdaq may grant us an additional 180 calendar days to regain compliance with the bid price requirement.
If we do not regain compliance with the bid price requirement and are not eligible for an additional compliance period, our common stock may be delisted. There can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the staff, such appeal would be successful. There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq.
Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
The market price of our common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them.
Our stock price will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by a variety of factors, including the other risks described in this section titled “Risk Factors” and the following:
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
In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors, such as those related to the COVID-19 pandemic and Russia’s invasion of Ukraine and retaliatory actions taken by the U.S., NATO and others, may seriously harm the market price of our common stock, regardless of our operating performance.
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on December 23, 2019, we completed the sale of 10,000,000 shares of our common stock in the December 2019 Offering and on August 2, 2019 we completed the sale of 31,625,000 shares of our common stock in the August 2019 Offering. The issuance of shares in both the December 2019 Offering and August 2019 Offering were pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the December 2019 Offering (inclusive of the exercise of the underwriters’ option in January 2020 to purchase additional shares at the public offering price in connection with the December 2019 Offering) is approximately $31.3 million. On December 16, 2021, we completed a registered direct offering with certain institutional investors, pursuant to which we issued (i) an aggregate of 13,006,614 shares of our common stock, (ii) pre-funded warrants to purchase up to an aggregate of 21,569,454 shares of our common stock, and (iii) warrants to purchase up to 17,288,034 shares of our common stock. The securities being offered in the December 2021 Offering were pursuant to the effective shelf registration statement on Form S-3 that was declared effective by the SEC on January 7, 2021. The issuance of the shares pursuant to the December 2019 Offering, the August 2019 Offering and the December 2021 Offering and/or the resale of a substantial number of shares of our common stock in the public market or the sale of any shares of our common stock under the equity distribution agreement could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the December 2019 Offering, the August 2019 Offering or the December 2021 Offering or an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
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
Based on the beneficial ownership of our common stock as of December 31, 2021, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, will beneficially own approximately 32% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the Board of Directors of the Company, or the Board, to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined organization voting stock from merging or combining with the combined organization. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of management.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
General Risk Factors

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock due to our low stock price.
The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, which we believe they are, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

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
Item 3. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, Plaintiff filed an amended putative securities class action complaint. The amended complaint alleges that Messrs. Giljohann and Bock made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On February 11, 2022, four members of the putative class moved the Court for appointment as lead plaintiff in the action pursuant to the Private Securities Litigation Reform Act of 1995. Two of those motions were withdrawn on February 25, 2022, and two remain pending. On February 16, 2022, the Court entered an order stating that defendants need not answer, or otherwise respond, until the Court enters an order appointing lead plaintiff and lead counsel, and the parties then submit a schedule to the Court for the filing of a further amended complaint and the timing of defendants’ answer or response.

On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Messrs. Giljohann and Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al., Case No. 1:22-cv-01217. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri and Sim complaints (the “Derivative Complaints”) allege that the defendants caused the Company to issue false and/or misleading statements in its 2021 proxy statement regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties owed under state law. The Derivative Complaints also assert that Messrs. Giljohann and Bock are liable for contribution under the federal securities laws. The Puri complaint further asserts state law claims for unjust enrichment, abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders.
We may also be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases.
Market Information
Our common stock was approved for listing on the Nasdaq Capital Market under the symbol “XCUR” and began trading on July 31, 2019.
On March 23, 2022, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.2988 per share.
Holders of Record
As of March 23, 2022, we had 122,792,877 shares of common stock outstanding held by 71 stockholders of record, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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

Item 6. RESERVED.

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
In addition, this section discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.
Overview
We are an early-stage biotechnology company developing nucleic acid therapies targeting ribonucleic acid against validated targets to neurological disorders and hair loss. Our team includes a diverse scientific group with expertise in nucleic acid chemistry, drug development and neuroscience. Headquartered in Chicago, Illinois, we conduct our discovery and development efforts in-house with a dedicated 30,000 square foot facility, including rapid and automated high throughput nucleic acid synthesis and screening.
Our therapeutic discovery and development efforts are supported by our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Our platform for therapeutic nucleic acids has demonstrated potential high potency, broad uptake, and prolonged efficacy in both in vitro and in vivo neurological models. The basis of our discovery approach harnesses our expertise in oligonucleotide chemistry for use against validated targets where we can screen thousands of oligonucleotides efficiently and identify top candidates in the appropriate cell and live animal models. We are conducting preclinical studies for a non-opioid analgesic directed against SCN9A (Nav1.7); undisclosed targets in Huntington’s disease and Angelman syndrome as part of our collaboration with Ipsen; and undisclosed targets in hair loss disorders as part of our collaboration with AbbVie.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through December 31, 2021, we have raised gross proceeds of $201.6 million from the sale of common stock and preferred stock. We have also received $56.0 million in upfront payments from collaborations, including an upfront payment of $20.0 million we received in August 2021 in connection with our research collaboration, license, and option agreement with Ipsen, or the Ipsen Collaboration Agreement and an upfront payment of $25.0 million we received in November 2019 in connection with our research collaboration license and option agreement with AbbVie, or the AbbVie Collaboration Agreement. On September 25, 2020, we also borrowed $17.5 million under the terms of a credit and security agreement with MidCap Financial Trust (as described further below). As of December 31, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $48.3 million.
Since our inception, we have incurred significant operating losses. As of December 31, 2021, we have generated an accumulated deficit of $188.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•advance preclinical development targeting SCN9A in pain to drug candidate selection and IND-enabling studies;
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
COVID-19 Business Update
As the global spread of the COVID-19 pandemic continues to affect our economy and our industry, we continue to monitor closely the developments and continue to take active measures to protect the health of our employees and their families, and our communities. Our on-site activities continue with protocols for safely accessing and working within our facilities. While we continue to conduct research and development activities, the COVID-19 pandemic has impacted, and may continue to impact, certain of our early-stage discovery efforts.
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

Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects could be materially adversely affected. For additional information, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Recent Developments
Restructuring
On December 10, 2021, we announced our commitment to a plan to wind down our immuno-oncology program for cavrotolimod (AST-008) and our XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. We intend to realign our research and development resources to support (i) the development of our preclinical program targeting SCN9A for neuropathic pain, (ii) the continued advancement of our partnered programs with Ipsen to develop SNA-based treatments in neuroscience targeting Huntington’s disease and Angelman syndrome, (iii) our continued advancement of our partnered program with AbbVie to develop SNA-based treatments for hair loss disorders, as well as (iv) the continued research and development of other undisclosed therapeutic product candidates. This plan resulted in a reduction in force where we eliminated approximately 50% of our existing workforce on a staggered basis through January 2022 as well as other cost-cutting measures. At December 31, 2021, the accrued liability balance associated with the strategic reduction in force announced in the fourth quarter of 2021 is $1.2 million, presented within accrued expense and other current liabilities on the accompanying consolidated balance sheet.
As previously reported in our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission, or SEC, on November 19, 2021, on November 9, 2021, the Audit Committee of the Board was notified of a claim regarding alleged improprieties that a former senior researcher of us claimed to have committed with respect to our XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The senior researcher had voluntarily resigned from the Company on November 8, 2021. The Audit Committee retained outside counsel to conduct an internal investigation of the claims. Based on the results of outside counsel’s investigation, the Audit Committee and we concluded that the subject matters under investigation did not have a material adverse impact on our financial condition or results of operations, and did not require any change in our financial statements.
The Audit Committee and we investigated statements made by Dr. Grant Corbett, our former Group Leader of Neuroscience. As a part of his resignation from the Company on November 8, 2021, Dr. Corbett claimed that when he was employed by us, he intentionally misreported certain raw data related to the research and development of XCUR-FXN. The investigation began promptly after the receipt of Dr. Corbett’s resignation and allegations and was substantially completed in early December 2021. The Audit Committee provided outside counsel with significant resources, without imposing limitations on the investigation’s scope, timing or access to information. The investigation involved collection and review of a significant number of documents. communications and data, and interviews of numerous witnesses. Dr. Corbett was also interviewed during the investigation.
The investigation revealed that: (1) beginning in the autumn of 2020, Dr. Corbett misreported raw data from certain research and development experiments related to XCUR-FXN; (2) Dr. Corbett misreported the results of at least three different experiments that were conducted through at least February 2021; (3) the misreported data related solely to efficacy rather than safety of XCUR-FXN; (4) the misreported data was included in various public presentations and SEC filings from as early as January 7, 2021 through as late as August 12, 2021; (5) Dr. Corbett acted alone in misreporting the data, without the assistance or knowledge of anyone else at the Company, including our management and other research and development employees and did not inform anyone at the Company of his actions until his resignation in November 2021; (6) our management reasonably relied on Dr. Corbett’s analysis when making public statements that included Dr. Corbett’s misreported data; and (7) none of our other programs were impacted by Dr. Corbett’s misreporting of the XCUR-FXN data.
The Board and the Audit Committee began a process with the assistance of counsel to address the results of the investigation and intend to continue to enhance our policies and procedures regarding data management and integrity.

Registered Direct Offering
On December 16, 2021, we completed a securities purchase agreement, or Purchase Agreement, with certain institutional purchasers, or Purchasers, entered into on December 14, 2021, pursuant to which we offered to the Purchasers, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market, or the Registered Direct Offering, (i) an aggregate of 13,006,614 shares of our common stock, $0.0001 par value per share, (ii) pre-funded warrants to purchase up to an aggregate of 21,569,454 shares of our common stock Pre-Funded Warrants, and (iii) warrants to purchase up to 17,288,034 shares of common stock, Warrants. The combined purchase price of each share of common stock and accompanying Warrant is $0.3326 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $0.3316 (equal to the combined purchase price per share of common stock and accompanying Warrant, minus $0.001). The per share exercise price for the Warrants is $0.2701, the closing bid price of our common stock on December 13, 2021. The Warrants will be exercisable immediately from the closing on December 16, 2021, and will expire on the five-year anniversary of the date of issuance, or December 16, 2026.
The gross proceeds to us from the Registered Direct Offering were $11.5 million and net proceeds after deducting the placement agent’s fees and other offering expenses payable by us were $10.2 million. The securities were offered by us pursuant to an effective shelf registration statement on Form S-3 (File No. 333-251555) previously filed with the SEC on December 21, 2020, and which was declared effective by the SEC on January 7, 2021.
MidCap Credit Agreement

On December 10, 2021, we entered into Amendment No. 4 to our Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021 and September 30, 2021, with MidCap Financial Trust, as agent, or MidCap, and the lenders party thereto from time to time, or as amended, the MidCap Credit Agreement, amongst other things, provide for the prepayment of $10 million of our outstanding loans under the MidCap Credit Agreement.
On March 15, 2022, pursuant to the terms of the MidCap Credit Agreement, we repaid in full all outstanding indebtedness and other obligations under the MidCap Credit Agreement and the other Financial Documents (as defined in the MidCap Credit Agreement), including but not limited to the outstanding principal balance of $7.5 million and an exit fee of approximately $0.5 million, and terminated all obligations thereunder.

Changes in Board of Directors
On February 4, 2022, we announced that Andrew Sassine, a member of the Board and a member of the Audit Committee, resigned from the Board and the Audit Committee of the Board, effective February 3, 2022.
On February 4, 2022, we announced that Timothy P. Walbert, our then chair of the Board, resigned from the Board, effective February 4, 2022 and Bosun Hau, a member of the Board and chair of the Board’s Compensation Committee, resigned from the Board and the Compensation Committee of the Board, effective February 4, 2022.
Upon recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed Elizabeth (“Betsy”) Garofalo, M.D. to serve as chair of the Board to succeed Mr. Walbert and to serve on the Compensation Committee to fill the vacancy on the Compensation Committee resulting from Mr. Hau’s resignation from the Board, effective February 4, 2022.
Nasdaq Listing Requirements Deficiency Notice

On December 30, 2021, we received a letter from the staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until June 28, 2022, to regain compliance with Nasdaq’s bid price requirement. If, at any time before June 28, 2022, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Annual Report.
If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by June 28, 2022, we may be eligible for additional time to comply. To qualify, we will be required to meet certain continued listing requirements for market value of publicly held shares and all other initial listing standards for Nasdaq. If we meet these requirements, Nasdaq may grant us an additional 180 calendar days to regain compliance with the bid price requirement.
If we do not regain compliance with the bid price requirement and are not eligible for an additional compliance period our common stock may be delisted.
Basis of Presentation
The audited financial statements of Exicure, Inc. for the fiscal years ended December 31, 2021 and 2020, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.
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
Revenue recognition
Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption.
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
Revenue allocated to performance obligations relating to provision of research and development activities is recognized as the performance obligations are satisfied using an input method to measure progress, based on an estimate of the percentage of completion of the project based on the actual hours incurred on the project as a percentage of the total expected project hours. The determination of the percentage of completion requires management to estimate the total expected project hours. A detailed estimate of the total expected project hours is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Determining the estimate of total project hours requires significant judgment and may have a significant impact on the amount and timing of revenue recognition. For example, revenue recognized under the AbbVie Collaboration Agreement for the year ended December 31, 2021 was $(2.8) million due primarily to the cumulative catchup adjustment (reduction) of revenue recorded in connection with a change in estimate that occurred during the third quarter of 2021(see Note 3 to the accompanying consolidated financial statements). A 10% increase in the estimate of total projected hours for the AbbVie Collaboration Agreement at December 31, 2021 would decrease collaboration revenue by approximately $1.3 million. A 10% decrease in the estimate of total projected hours for the AbbVie Collaboration Agreement at December 31, 2021 would increase collaboration revenue by approximately $1.5 million. A 10% increase or decrease in the estimate of total projected hours for the Ipsen Collaboration Agreement at December 31, 2021 would decrease or increase, respectively, the collaboration revenue by less than $0.3 million.
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
We have earned all of our revenue through December 31, 2021 through the AbbVie Collaboration Agreement, the Ipsen Collaboration Agreement, our research collaboration, license, and option agreement with Purdue Pharma L.P., or the Purdue Collaboration Agreement, or through our research collaboration license and option agreement with Dermelix. We have also earned revenue as a primary contractor or as a subcontractor on government grants. We do not intend for government grants to be a principal commercial or strategic focus, but will evaluate opportunities when consistent with our strategic priorities. We have not generated any commercial product revenue and do not expect to generate any product revenue for the foreseeable future.

In the future, we may generate revenue from partnership activities including a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the AbbVie Collaboration Agreement, the Ipsen Collaboration Agreement, the Dermelix Collaboration Agreement, or any future collaborations and licenses. We expect that any such revenue we generate will fluctuate in future periods as a result of the timing of achievement, if at all, of preclinical, clinical, regulatory and commercialization milestones, the timing and amount of any payments to us relating to such milestones and the extent to which any of our therapeutic candidates are approved and successfully commercialized by us or potential development partners. If we, or any potential development partner fails to develop therapeutic candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially and adversely affected.
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
Interest expense
Interest expense includes amounts pursuant to the MidCap Credit Agreement and also the loan and security agreement with Hercules Technology Growth Capital, or Hercules, for which we repaid all remaining outstanding obligations under the Hercules loan agreement at its maturity on March 1, 2020.
Other income (loss), net
Other income (loss), net consists of fair value adjustments of our common stock warrant liabilities and gains and losses on foreign currency transactions.

Results of Operations
Comparison of the Year Ended December 31, 2021 and 2020
The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(dollars in thousands)	2021	2020	Change
Revenue:
Collaboration revenue	$(483)	$16,613	$(17,096)	(103)%
Total revenue	(483)	16,613	(17,096)	(103)%
Operating expenses:
Research and development expense	48,979	32,094	16,885	53%
General and administrative expense	13,087	9,955	3,132	31%
Total operating expenses	62,066	42,049	20,017	48%
Operating loss	(62,549)	(25,436)	(37,113)	146%
Other income, net:
Dividend income	8	47	(39)	(83)%
Interest income	141	972	(831)	(85)%
Interest expense	(1,691)	(573)	(1,118)	195%
Other income, net	(11)	322	(333)	(103)%
Total other income, net	(1,553)	768	(2,321)	(302)%
Net loss before provision for income taxes	(64,102)	(24,668)	(39,434)	160%
Provision for income taxes	—	—	—	—%
Net loss	$(64,102)	$(24,668)	$(39,434)	160%
Revenue
The following table summarizes our revenue earned during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2021	2020	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$(2,792)	$16,486	$(19,278)	(117)%
Ipsen Collaboration Agreement	2,309	—	2,309	n/m
Dermelix Collaboration Agreement	—	127	(127)	(100)%
Total collaboration revenue	$(483)	$16,613	$(17,096)	(103)%
Total revenue	$(483)	$16,613	$(17,096)	(103)%
Collaboration revenue was $(0.5) million during the year ended December 31, 2021, reflecting a decrease of $17.1 million, or 103%, from collaboration revenue of $16.6 million for the year ended December 31, 2020. The decrease in collaboration revenue of $17.1 million is mostly due to a decrease in revenue related to the AbbVie Collaboration Agreement of $19.3 million partially offset by revenue related to the Ipsen Collaboration Agreement of $2.3 million.
As discussed further in Note 3, Collaborative Research and License Agreements, of the accompanying consolidated financial statements, revenue recognized under the AbbVie Collaboration Agreement for the year ended December 31, 2021 reflects the cumulative catchup adjustment (reduction) of revenue in connection with the change in estimate that resulted from a change in workplan during the third quarter of 2021. We currently estimate significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement. These increased estimated efforts in connection with the change in workplan resulted in less progress occurring relative to the increased estimate of total project hours to complete the research services during the year ended December 31, 2021 as compared to the amount of revenue recognized at December 31, 2020, which led to a full year revenue reversal of $(2.8) million in the current year As of December 31, 2021, deferred revenue under the AbbVie Collaboration Agreement was $11.1 million and is expected to be recognized as revenue over the next 21 to 24 months as we satisfy our obligations under the AbbVie Collaboration Agreement. In August 2021, we received an upfront payment of $20.0 million in connection with the Ipsen Collaboration Agreement for which revenue has been deferred and will be recognized as revenue in future periods as we satisfy our obligations under the Ipsen Collaboration Agreement. At December 31, 2021, deferred revenue under the Ipsen Collaboration Agreement was $17.7 million and is expected to be recognized as revenue over the next 30 to 39 months as we satisfy our obligations under the Ipsen Collaboration Agreement.
Refer to Note 3, Collaborative Research and License Agreements, of the accompanying consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement and Ipsen Collaboration Agreement.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2021	2020	Change
Clinical development programs expense	$18,899	$8,259	$10,640	129%
Platform and discovery-related expense	13,650	13,361	289	2%
Employee-related expense	12,362	7,725	4,637	60%
Facilities, depreciation, and other expenses	4,068	2,749	1,319	48%
Total research and development expense	$48,979	$32,094	$16,885	53%

Full time employees	37	54	(17)
Research and development expense was $49.0 million for the year ended December 31, 2021, reflecting an increase of $16.9 million, or 53%, from research and development expense of $32.1 million for the year ended December 31, 2020. The increase in research and development expense for the year ended December 31, 2021 of $16.9 million reflects an increase in clinical trial activities during the year as well as the impact of higher average headcount during 2021 as compared to the prior year period. More specifically, the increase in research and development expense for the year ended December 31, 2021 of $16.9 million was primarily due to a net increase in costs related to our clinical development programs of $10.6 million, higher employee-related expenses of $4.6 million, higher facilities, depreciation, and other expenses of $1.3 million, and higher platform and discovery-related expense of $0.3 million.
The net increase in clinical development programs expense for the year ended December 31, 2021 of $10.6 million was primarily due to manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for XCUR-FXN, in addition to higher clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), partially offset by lower manufacturing costs for cavrotolimod

(AST-008). In December 2021, we began the winding down of the cavrotolimod (AST-008) and XCUR-FXN programs.
The increase in employee-related expense for the year ended December 31, 2021 of $4.6 million was due to higher compensation and related costs in connection with a higher average headcount during the period as well as certain salary increases in 2021 for existing employees, in addition to one-time severance costs of approximately $0.6 million associated with the December 2021 restructuring. These higher costs in 2021 were partially offset by lower bonus expense of $0.5 million in 2021 resulting from the reduction of the 2021 bonus liability to zero at December 31, 2021.
The increase in platform and discovery-related expense of $0.3 million was mostly due to the license fee paid to Northwestern University of $3.0 million in connection with the receipt of the upfront payment of $20.0 million from Ipsen, mostly offset by lower costs for materials and reagents, as well as lower intellectual property costs.
The increase in facilities, depreciation, and other expenses for the year ended December 31, 2021 of $1.3 million was mostly due to higher lease costs related to our Chicago lease that commenced on July 1, 2020 as well as higher depreciation expense in connection with the acquisition of additional scientific equipment that were placed in service since the prior-year period.
In connection with the restructuring activities discussed further above in “Recent Developments – Restructuring” and based on our current operating plan, we expect our research and development expenses to decrease by approximately 30-35% during 2022 as compared to 2021.
General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2021	2020	Change
General and administrative expense	$13,087	$9,955	$3,132	31%
Full time employees	10	9	1
General and administrative expense was $13.1 million for the year ended December 31, 2021, representing an increase of $3.1 million, or 31%, from $10.0 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021 is mostly due to higher compensation and related costs mostly due to salary increases in 2021 and an increase in headcount, in addition to one-time severance costs of approximately $0.6 million associated with the December 2021 restructuring, higher legal and consulting costs, higher D&O insurance premium costs, and higher recruiting costs. This increase was partially offset by lower bonus expense of $0.5 million in 2021 resulting from the reduction of the 2021 bonus liability to zero at December 31, 2021, as well as lower investor relations and franchise tax costs.
Interest income
The decrease in interest income of $0.8 million for the year ended December 31, 2021 was primarily the result of lower average balances invested in available for sale securities during the year ended December 31, 2021 as compared to the prior-year period.
Interest expense
The increase in interest expense of $1.1 million for the year ended December 31, 2021 was the result of a higher average debt balance during the year ended December 31, 2021 as compared to the prior-year period.

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
As of December 31, 2021, our cash, cash equivalents, short-term investments, and restricted cash were $48.3 million as compared to $83.3 million as of December 31, 2020. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. We have generated limited revenue to date from our collaboration agreements. We have no products approved for commercial sale and have not generated any product revenues from product sales to date, and we do not expect to generate revenue from sales of any product for several years, if at all.
In December 2021, we closed a registered direct offering with certain institutional investors where we sold (i) an aggregate of 13,006,614 shares of our common stock, (ii) pre-funded warrants to purchase up to an aggregate of 21,569,454 shares of common stock, and (iii) warrants to purchase up to 17,288,034 shares of common stock, for net proceeds of $10.4 million, after deducting placement agent fees and other offering expenses payable by us.
We have incurred significant operating losses since inception. We incurred net losses of approximately $64.1 million and $24.7 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we have generated an accumulated deficit of $188.9 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.

Based on our current operating plans and existing working capital at December 31, 2021, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to assets or preclinical programs that we might otherwise seek to develop independently.
See “—Funding Requirements” below for additional information on our future capital needs.
MidCap Credit Facility
On December 10, 2021, we entered into Amendment No. 4 to our Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021 and September 30, 2021, with MidCap Financial Trust, as agent, or MidCap, and the lenders party thereto from time to time, or the MidCap Credit Agreement), to prepay $10.0 million of our outstanding loans under the MidCap Credit Agreement. Additionally, in connection with Amendment No. 4, we are required to maintain a balance of $20.0 million in accounts at Silicon Valley Bank, including $8.0 million in a blocked account at Silicon Valley Bank. The balance of $8.0 million in the blocked account at Silicon Valley Bank is restricted cash and is presented within other noncurrent assets on the accompanying consolidated balance sheet.
The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25.0 million, or the MidCap Credit Facility. We borrowed the first advance of $17.5 million, or Tranche 1, on September 25, 2020, or the Closing Date. Amendment No. 4 terminated the availability of the second advance of $7.5 million, or Tranche 2, effective as of December 9, 2021, that was previously available under the MidCap Credit Agreement subject to certain conditions.
Tranche 1 bears interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025, or the

Maturity Date. Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. In connection with Amendment No. 4, the early termination fee associated with the prepayment of $10.0 million made in December 2021 was waived and if the remaining principal amount is repaid on or prior to March 31, 2022, the associated early termination fee for that prepayment will be waived. In connection with execution of the MidCap Credit Agreement, the Company paid MidCap a $0.1 million origination fee.

At the Maturity Date or on any earlier date on which all amounts advanced to us become due and payable in full, or are otherwise paid in full, we are required to pay an exit fee equal to 3.75% of the principal amount of all loans advanced to us under the MidCap Credit Agreement. Upon the advance of Tranche 1, we accrued $0.7 million for the related exit fee. In connection with Amendment No. 4, if the remaining principal amount is repaid on or prior to March 31, 2022, a portion of the related exit fee that has not been earned by MidCap will be waived.
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
On March 15, 2022, we repaid in full all outstanding indebtedness and other obligations under the MidCap Credit Agreement and the other Financing Documents (as defined in the MidCap Credit Agreement), including but not limited to the outstanding principal balance of $7.5 million and an exit fee of approximately $0.5 million, and terminated all obligations thereunder.
At-the-Market Facility Program
On December 21, 2020, we entered into an equity distribution agreement, or the Sales Agreement, with BMO Capital Markets Corp., a Delaware corporation, or BMO, with respect to an “at-the-market offering” program under which we could offer and sell, from time to time at its sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $50.0 million through BMO as its sales agent.
On January 4, 2022, BMO delivered written notice to us, effective as of such date, to terminate the Sales Agreement pursuant to Section 6(b) thereof. We and BMO agreed to terminate the Sales Agreement, effective as of such date. Through the date of termination of the Sales Agreement, we have not sold any shares under the Sales Agreement.

Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(34,819)	$(39,270)
Net cash provided by investing activities	43,085	10,142
Net cash provided by financing activities	1,116	15,130
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,382	$(13,998)
Operating activities
Net cash used in operating activities was $34.8 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash used in operating activities for the years ended December 31, 2021 of $4.5 million was primarily due to the receipt of the upfront payment of $20.0 million from Ipsen in connection with the Ipsen Collaboration Agreement, partially offset by higher cash used for working capital and the license fee paid to Northwestern University of $3.0 million in connection with receipt of the Ipsen Upfront Payment.
Investing activities
Net cash provided by investing activities was $43.1 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash provided by investing activities of $32.9 million was primarily due to higher proceeds from the maturity, net of purchases, of available-for-sale securities, as well as a decrease in the purchase of scientific equipment of $2.2 million.
Financing activities
Net cash provided by financing activities of $1.1 million for year ended December 31, 2021 is due primarily due to the net proceeds we received of $10.4 million in connection with the sale of common stock and warrants in the registered direct offering in December 2021, as well as proceeds received from the exercise of stock options and the issuance of common stock in connection with our employee stock purchase plan, mostly offset by the prepayment of $10 million of the outstanding principal balance associated with our MidCap Credit Agreement (as discussed above) in December 2021.
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
Funding Requirements
We expect our expenses to increase as we continue our ongoing activities, particularly as we continue our research and development, initiate preclinical studies or clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing and expenditures of our preclinical studies and our research and development activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:
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
•the progress, costs and results of our preclinical studies;
•the outcome, timing and cost of regulatory approvals;
•delays that may be caused by changing regulatory requirements;
•the cost and timing of hiring new employees to support our growth;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the global financial markets have experienced significant disruptions over the past couple years due to the COVID-19 pandemic and most recently, the conflict between Russia and Ukraine. Any further disruption or slowdown in the global financial markets and economy may negatively affect our ability to raise funding through equity or debt financings on attractive terms or at all, which could in the future negatively affect our operations.

If we raise funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our research and development programs, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Going Concern
In accordance with Accounting Standards Codification 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In the absence of a significant source of recurring revenue, our continued viability is dependent on our ability to continue to raise additional capital to finance our operations. We have no committed sources of additional capital at this time and substantial additional financing will be needed by us to fund our operations. Changes in our business strategy, our operating plans, our existing and anticipated working capital needs, increased expenses, or other events will also affect our ability to continue as a going concern. If we are unable to obtain additional funding, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.
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
In connection with the Chicago Lease, we will maintain a letter of credit for the benefit of the landlord in an initial amount of $1.2 million, which amount is subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on our consolidated balance sheet at December 31, 2021.
MidCap Credit and Security Agreement
On December 10, 2021, we entered into Amendment No. 4 to the MidCap Credit Agreement to prepay $10.0 million of our outstanding loans under the MidCap Credit Agreement. Additionally, in connection with Amendment No. 4, we are required to maintain a balance of $20.0 million in accounts at Silicon Valley Bank, including $8.0 million in a blocked account at Silicon Valley Bank. The balance of $8.0 million in the blocked account at Silicon Valley Bank is restricted cash and is presented within other noncurrent assets on the accompanying consolidated balance sheet.
The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25.0 million. We borrowed the first advance of $17.5 million on September 25, 2020. Amendment No. 4 terminated the availability of the second advance of $7.5 million effective as of December 9, 2021, that was previously available under the MidCap Credit Agreement subject to certain conditions.

On March 15, 2022, we repaid in full all outstanding indebtedness and other obligations under the MidCap Credit Agreement and the other Financing Documents (as defined in the MidCap Credit Agreement), including but not limited to the outstanding principal balance of $7.5 million and an exit fee of approximately $0.5 million, and terminated all obligations thereunder.

Other
We enter into agreements in the normal course of business with contract research organizations and vendors for clinical trials, preclinical studies, and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. We also have obligations to make future payments to Northwestern that become due and payable on the achievement of certain commercial milestones. These payments are not included in this table of contractual obligations.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $34.6 million, primarily held in money market funds, consisting of U.S. government-backed securities, and interest-bearing money market accounts. As of December 31, 2021, we had short-term investments of $4.5 million consisting of debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.
We are subject to interest rate risk in connection with our borrowings under the MidCap Credit Agreement. The remaining principal balance outstanding of $7.5 million as of December 31, 2021 under the MidCap Credit Agreement bears interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan with Hercules and the scheduled payments thereunder, we believe a 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations.
While we contract with certain vendors internationally, substantially all of our total liabilities as of December 31, 2021 were denominated in U.S dollars and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

EXICURE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Exicure, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant expenses and negative cash flows since inception and its current liquidity is not sufficient to fund operations over the next twelve months, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Chicago, Illinois
March 25, 2022

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$34,644	$33,262
Short-term investments	4,497	48,818
Accounts receivable	—	11
Prepaid expenses and other assets	4,525	4,231
Total current assets	43,666	86,322
Property and equipment, net	3,927	4,123
Right-of-use asset	7,950	8,606
Other noncurrent assets	9,325	1,393
Total assets	$64,868	$100,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,873	$—
Accounts payable	3,413	1,866
Accrued expenses and other current liabilities	6,464	3,525
Deferred revenue, current	17,317	8,343
Total current liabilities	34,067	13,734
Long-term debt, net	—	16,589
Deferred revenue, noncurrent	11,509	—
Lease liability, noncurrent	7,404	7,959
Other noncurrent liabilities	656	656
Total liabilities	$53,636	$38,938

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 108,783,144 issued and outstanding, December 31, 2021; 87,651,352 issued and outstanding, December 31, 2020	11	9
Additional paid-in capital	181,290	167,379
Accumulated other comprehensive (loss) income	(2)	83
Accumulated deficit	(170,067)	(105,965)
Total stockholders' equity	11,232	61,506
Total liabilities and stockholders’ equity	$64,868	$100,444
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Collaboration revenue	$(483)	$16,613
Total revenue	(483)	16,613
Operating expenses:
Research and development expense	48,979	32,094
General and administrative expense	13,087	9,955
Total operating expenses	62,066	42,049
Operating loss	(62,549)	(25,436)
Other (expense) income, net:
Dividend income	8	47
Interest income	141	972
Interest expense	(1,691)	(573)
Other (expense) income, net	(11)	322
Total other (expense) income, net	(1,553)	768
Net loss before provision for income taxes	(64,102)	(24,668)
Provision for income taxes	—	—
Net loss	$(64,102)	$(24,668)

Basic and diluted loss per common share	$(0.72)	$(0.28)
Weighted-average basic and diluted common shares outstanding	88,617,332	87,203,588
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Net loss	$(64,102)	$(24,668)
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains on available for sale securities, net of tax	(85)	110
Other comprehensive (loss) income	(85)	110
Comprehensive loss	$(64,187)	$(24,558)
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	86,069,263	$9	$162,062	$(81,297)	$(27)	$80,747
Exercise of options	500,905	—	367	—	—	367
Equity-based compensation	—	—	2,184	—	—	2,184
Issuance of common stock	1,081,184	—	2,766	—	—	2,766
Other comprehensive income, net	—	—	—	—	110	110
Net loss	—	—	—	(24,668)	—	(24,668)
Balance at December 31, 2020	87,651,352	$9	$167,379	$(105,965)	$83	$61,506
Exercise of options	342,246	—	546	—	—	546
Equity-based compensation	—	—	2,939	—	—	2,939
Vesting of restricted stock units and related repurchases	24,257	—	(14)	—	—	(14)
Issuance of common stock-ESPP	189,221	—	209	—	—	209
Issuance of common stock and warrants	20,576,068	2	10,231	—	—	10,233
Other comprehensive income, net	—	—	—	—	(85)	(85)
Net loss	—	—	—	(64,102)	—	(64,102)
Balance at December 31, 2021	108,783,144	$11	$181,290	$(170,067)	$(2)	$11,232

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,102)	$(24,668)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,123	766
Amortization of right-of-use asset	656	681
Equity-based compensation	2,939	2,184
Amortization of long-term debt issuance costs and fees	284	111
Amortization of investments	184	319
Other	7	68
Change in fair value of warrant liabilities	(15)	(399)
Changes in operating assets and liabilities:
Accounts receivable	11	24
Prepaid expenses and other current assets	(295)	(3,000)
Other noncurrent assets	68	(161)
Accounts payable	1,582	364
Accrued expenses	2,811	1,174
Deferred revenue	20,483	(16,486)
Other liabilities	(555)	(247)
Net cash used in operating activities	(34,819)	(39,270)
Cash flows from investing activities:
Purchase of available for sale securities	(6,497)	(56,640)
Proceeds from sale or maturity of available for sale securities	50,550	69,953
Capital expenditures	(968)	(3,171)
Net cash provided by investing activities	43,085	10,142
Cash flows from financing activities:
Proceeds from common stock offering	11,486	2,973
Payment of common stock financing costs	(1,111)	(207)
Proceeds from long-term borrowing	—	17,500
Payment of long-term debt fees and issuance costs	—	(504)
Repayment of long-term debt	(10,000)	(4,999)
Proceeds from issuance of employee stock purchase plan	209	—
Proceeds from exercise of common stock options	546	367
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(14)	—
Net cash provided by financing activities	1,116	15,130
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,382	(13,998)
Cash, cash equivalents, and restricted cash - beginning of period	34,462	48,460
Cash, cash equivalents, and restricted cash - end of period	$43,844	$34,462

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Non-cash operating activities:
Right-of-use asset acquired through operating leases	$—	$8,147
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	9	43
Non-cash financing activities:
Debt fees (accrued expense and other noncurrent liabilities)	—	656
Common stock issuance costs (accounts payable and accrued expenses)	142	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$34,644	$33,262
Restricted cash included in other noncurrent assets	9,200	1,200
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$43,844	$34,462
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. is an early-stage biotechnology company developing nucleic acid therapies targeting ribonucleic acid against validated targets to neurological disorders and hair loss. The team includes a diverse scientific group with expertise in nucleic acid chemistry, drug development and neuroscience. Headquartered in Chicago, Illinois, the Company conducts its discovery and development efforts in-house with a dedicated 30,000 square foot facility, including rapid and automated high throughput nucleic acid synthesis and screening.
The Company’s therapeutic discovery and development efforts are supported by its proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. The Company believes the design of SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company’s platform for therapeutic nucleic acids has demonstrated potential high potency, broad uptake, and prolonged efficacy in both in vitro and in vivo neurological models. The basis of the Company’s discovery approach harnesses our expertise in oligonucleotide chemistry for use against validated targets where we can screen thousands of oligonucleotides efficiently and identify top candidates in the appropriate cell and live animal models. The Company is conducting preclinical studies for a non-opioid analgesic directed against SCN9A (Nav1.7); undisclosed targets in Huntington’s disease and Angelman syndrome as part of our collaboration with Ipsen Biopharm Limited, or Ipsen; and undisclosed targets in hair loss disorders as part of our collaboration with AbbVie Inc., or AbbVie.
Throughout these consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Significant Risks and Uncertainties

As discussed in Note 3, Collaborative Research and License Agreements, revenue recognized under the AbbVie Collaboration Agreement (as defined in Note 3, Collaborative Research and License Agreements) for the year ended December 31, 2021 reflects the cumulative catchup adjustment (reduction) of revenue of recorded in connection with a change in estimate that occurred during the third quarter of 2021. The Company currently estimates significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement. These increased estimated efforts in connection with the change in workplan resulted in less progress occurring relative to the increased estimate of total project hours to complete the research services during the year ended December 31, 2021 as compared to the amount of revenue recognized at December 31, 2020, which led to a full year revenue reversal of $(2,792) in the current year. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that estimated efforts required to complete the research services under the AbbVie Collaboration Agreement will be further revised in the near-term which may result in additional adjustments (reductions of revenue) in future periods. As discussed in Note 2, Significant Accounting Policies — Revenue Recognition, determining the estimate of total project hours used to recognize revenue for the Company’s collaboration agreements requires significant judgment and any changes to those estimates may have a significant impact on the amount and timing of revenue recognition for the Ipsen Collaboration Agreement or the AbbVie Collaboration Agreement (each, as defined in Note 3, Collaborative Research and License Agreements) in future periods.

COVID-19 Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company continues to monitor closely the developments and continue to take active measures to protect the health of its employees and their families, and its communities. Its on-site activities continue with protocols for safely accessing and working within its facilities. While the Company continues to conduct research and development activities, the COVID-19 pandemic has impacted, and may continue to impact, certain of its early-stage discovery efforts.
The Company is working closely with its third-party manufacturers and other partners to manage its supply chain activities and mitigate potential disruptions as a result of the COVID-19 pandemic. The Company has observed minor delays in receipt of key chemicals, reagents and materials as certain manufacturers have had supply disruptions related to the COVID-19 pandemic. If the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, the Company could experience future disruptions to its supply chain and operations and associated delays in the manufacturing and its clinical supply, which would adversely impact its preclinical and clinical development activities. However, if the COVID-19 pandemic continues to persist for an extended period of time, the Company could experience further significant disruptions to its clinical and preclinical development timelines, which would adversely affect its business, financial condition, results of operations and growth prospects.
In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the biotechnology industry with research and development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates; delays or problems in obtaining clinical supply, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties..

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Going Concern
At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of December 31, 2021, the Company has generated an accumulated deficit of $188,904 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of December 31, 2021, the Company’s cash, cash equivalents, short-term investments, and restricted cash were $48,341. Management believes that given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The Company has no committed sources of additional capital at this time and substantial additional financing will be needed by the Company to fund its operations.
Management believes that it will be able to obtain additional funding through equity or debt financings, collaboration agreements, strategic partnerships and licensing arrangements, or other arrangements to fund its current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to raise additional capital, the Company could be forced to delay, reduce the scope of or eliminate its research and development programs or the Company may be required to relinquish rights to assets or preclinical programs that it might otherwise seek to develop independently, any of which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
Restricted cash
As of December 31, 2021, the Company was required to maintain a balance of $8,000 in a blocked account in connection with Amendment No. 4 to the MidCap Credit Agreement (see Note 6); this amount is considered restricted cash and is presented within other noncurrent assets on the accompanying consolidated balance sheet at December 31, 2021. The Company also secures a standby letter of credit with a restricted certificate of deposit account as part of its Chicago lease agreement. The Company considers the restricted certificate of deposit account in the amount of $1,200 to be restricted cash because its use to the Company is contractually limited and presents the balance within other noncurrent assets on the accompanying consolidated balance sheet at December 31, 2021.
Fair value of financial instruments
The Company has estimated the fair value of its financial instruments. The carrying amounts for cash, cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of these instruments. The Company records short-term investments at their estimated fair value based on quoted market prices for identical or similar instruments. The Company believes that its long-term debt bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long-term debt also approximates its fair value.
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
For the year ended December 31, 2021, the Company’s revenue was generated from its collaborations with Ipsen and AbbVie.
The Company is currently not profitable and no assurance can be provided that it will ever be profitable. The Company’s research and development activities have required significant investment since inception and operations are expected to continue to require cash investment in excess of its revenues. See also Note 1, Going Concern, for more information.

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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recorded from inception in December 2011 through December 31, 2021.
Warrants
The Company accounts for freestanding warrants within stockholder’s equity or as liabilities based on the characteristics and provisions of each instrument. The Company evaluates outstanding warrants in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in the evaluation in these standards are met, the warrants are classified as a component of stockholders’ equity and initially recorded at their grant date fair value without subsequent remeasurement. Warrants that meet the criteria are classified as liabilities and remeasured to their fair value, estimated using the Black-Scholes option-pricing model, at the end of each reporting period with changes in the fair value of the liability recorded in other income (expense), net in the consolidated statements of operations.
Revenue recognition
Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption.
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
Revenue allocated to performance obligations relating to provision of research and development activities is recognized as the performance obligations are satisfied using an input method to measure progress, based on an estimate of the percentage of completion of the project based on the actual hours incurred on the project as a percentage of the total expected project hours. The determination of the percentage of completion requires management to estimate the total expected project hours. A detailed estimate of the total expected project hours is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Determining the estimate of total project hours requires significant judgment and may have a significant impact on the amount and timing of revenue recognition. For example, as discussed in Note 3, Collaborative Research and License Agreements, revenue recognized under the AbbVie Collaboration Agreement (as defined in Note 3, Collaborative Research and License Agreements) for the year ended

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
December 31, 2021 was $(2,792) due primarily to the cumulative catchup adjustment (reduction) of revenue recorded in connection with a change in estimate that occurred during the third quarter of 2021.
Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, the Company utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Equity-based compensation
The Company measures the cost of equity-based awards at fair value and records the cost of the awards, net of estimated forfeitures, on a straight-line basis over the requisite service period. The Company measures fair value for all common stock options using the Black-Scholes option-pricing model. The fair value of common stock option awards is affected by the valuation assumptions, including the expected volatility based on comparable market participants, expected term of the common stock option, risk-free interest rate, and expected dividends. For all equity-based awards, the fair value measurement date is the date of grant and the requisite service period is the period over which the recipient is required to provide service in exchange for the equity-based awards, which is generally the vesting period.
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
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2021 and 2020, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.

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
Ipsen will pay a pre-clinical milestone payment of $5,000 for each Ipsen Collaboration Program upon achievement of such milestone regardless of whether an Ipsen Option is exercised. In addition to the option exercise fees and the pre-clinical milestones described above, if Ipsen exercises an Ipsen Option for an Ipsen Collaboration Program, development and regulatory milestones will be payable for that program upon the initiation of certain clinical trials and the filing for processing by the United States Food and Drug Administration (“FDA”) in the United States and by two additional regulators outside the United States of a marketing application for review, per the Ipsen Collaboration Program, with an aggregate total of up to $180,000 if both Ipsen Options are exercised. Commercial milestones will be payable for that Ipsen Collaboration Program upon first commercial sale of a licensed product in certain jurisdictions and the achievement of specified aggregate sales thresholds for all licensed products from that program, with an aggregate total of up to $762,000 if both Ipsen Options are exercised. In the event a therapeutic candidate subject to the Ipsen Collaboration Agreement results in commercial sales, the Company is eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments will be due to Northwestern University upon receipt, pursuant to the terms of the Company’s existing license agreements with Northwestern University (see Note 15, Commitment and Contingencies, for more information on the Northwestern University License Agreements (as defined below)). In connection with the receipt of the Ipsen Upfront Payment, the Company paid a $3,000 license fee to Northwestern University under the terms of the Northwestern License Agreements.

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
As of the Ipsen Effective Date, the total transaction price was determined to be $20,000, consisting solely of the Ipsen Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Ipsen Effective Date, there were no milestones included in the transaction price. The pre-clinical, development, regulatory, and commercial milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Ipsen. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore, they have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2021, the Company determined that any pre-clinical, development, regulatory, or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at December 31, 2021.
The Company allocated the total transaction price to each of the two identified performance obligations under the Ipsen Collaboration Agreement based on an expected cost plus a margin approach, as follows: $10,793 of the transaction price allocated to the Ipsen HD Program Services and $9,207 of the transaction price allocated to the Ipsen AS Program Services.
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
During the year ended December 31, 2021, the Company recognized revenue under the Ipsen Collaboration Agreement of approximately $2,309. As of December 31, 2021 , there was $17,691 of deferred revenue related to the Ipsen Collaboration Agreement, of which is $8,757 is classified as current and $8,934 is classified as noncurrent on the consolidated balance sheet. Deferred revenue under the Ipsen Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the Ipsen Collaboration Agreement, which the Company currently estimates to be over the next 30 to 39 months.
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
During the third quarter of 2021, the AbbVie JDC revised the AbbVie Initial Development Plan for each AbbVie Collaboration Program. In connection with the revised workplan for each AbbVie Collaboration Program, the Company expects to perform additional early stage discovery and preclinical activities to those set forth in the AbbVie Development Plan. As such, the Company currently estimates significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement due to the revised workplan for each AbbVie Collaboration Program. Further changes to estimated additional efforts may be required in future periods should there be further revisions to the workplan for each AbbVie Collaboration Program.
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
As of the AbbVie Effective Date, the total transaction price was determined to be $25,000, consisting solely of the AbbVie Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the AbbVie Effective Date, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or AbbVie. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore they have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2021, the Company determined that any development, regulatory or commercial milestones continue to be constrained and therefore the related milestone payments continue to be excluded from the transaction price at December 31, 2021.
The Company will recognize revenue related to the AbbVie Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
As discussed above, during the third quarter of 2021, the AbbVie JDC revised the AbbVie Initial Development Plan for each AbbVie Collaboration Program. As a result, the Company has increased its estimate of total hours to complete the research services, requiring an adjustment to cumulative revenue recognized (considered a change in estimate pursuant to ASC 606), which led to a full year revenue reversal of $(2,792) in the current year.
During the year ended December 31, 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $(2,792), reflecting the cumulative catchup adjustment (reduction) of revenue discussed above due to a change in estimate. The Company currently estimates significant additional efforts will be required to satisfy the performance obligation under the AbbVie Collaboration Agreement due to the revised workplan for each AbbVie Collaboration Program. These increased estimated efforts in connection with the change in workplan resulted in less progress occurring relative to the increased estimate of total project hours to complete the research services during the year ended December 31, 2021 as compared to the amount of revenue recognized at December 31, 2020, which led to revenue reversal in the current year period. During the year ended December 31,

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
2020, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $16,486. As of December 31, 2021, there was $11,135 of deferred revenue related to the AbbVie Collaboration Agreement, of which $8,560 is classified as current and $2,575 is classified as noncurrent on the consolidated balance sheet. Deferred revenue under the AbbVie Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the AbbVie Collaboration Agreement, which the Company currently estimates to be over the next 21 to 24 months. As of December 31, 2020, there was $8,343 of deferred revenue related to the AbbVie Collaboration Agreement, which was classified as current on the consolidated balance sheet based on the estimated contract completion date at that time.
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
The Company initially recorded the upfront payment of $1,000 as deferred revenue related to its wholly unsatisfied performance obligation and reduced this balance to zero during 2019 by recognizing revenue as services were provided. The Company recognized no revenue under the Dermelix Collaboration Agreement during the year ended December 31, 2021. The Company recognized $127 of revenue during the year ended December 31, 2020 which reflected reimbursement by Dermelix for additional costs incurred by Exicure for early-stage development costs beyond the initial $1,000 upfront payment.
Summary of Contract Liabilities
Up-front payments are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements.
The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred Revenue Balance at January 1, 2021	Additions	Revenue (Recognized) Reversed	Deferred Revenue Balance at December 31, 2021
Ipsen Collaboration Agreement	$—	$20,000	$(2,309)	$17,691
AbbVie Collaboration Agreement	$8,343	$—	$2,792	$11,135
Total	$8,343	$20,000	$483	$28,826
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	December 31,
	2021	2020
Prepaid clinical, contract research and manufacturing costs	$2,484	$2,336
Prepaid insurance	763	694
Other	1,278	1,201
Prepaid expenses and other current assets	$4,525	$4,231

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Other noncurrent assets

	December 31,
	2021	2020
Restricted cash	$9,200	$1,200
Other	125	193
Other noncurrent assets	$9,325	$1,393

Property and equipment, net

	December 31,
	2021	2020
Scientific equipment	$6,471	$5,476
Leasehold improvements	—	192
Computers and software	60	46
Furniture and fixtures	30	30
Construction in process	33	119
Property and equipment, gross	6,594	5,863
Less: accumulated depreciation	(2,667)	(1,740)
Property and equipment, net	$3,927	$4,123
Depreciation and amortization expense was $1,123 and $766, for the years ended December 31, 2021 and 2020, respectively.
Accrued expenses and other current liabilities

	December 31,
	2021	2020
Accrued clinical, contract research and manufacturing costs	$3,689	$1,372
Accrued restructuring costs	1,191	—
Lease liability, current	459	223
Accrued payroll-related expenses	167	1,158
Accrued other expenses	958	772
Accrued expenses and other current liabilities	$6,464	$3,525
5. Investments
As of December 31, 2021 and 2020, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of December 31, 2021:

One year or less	100%
After one year but within two years	—%
Total	100%
All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$10,498	$—	$(2)	$10,496
	$10,498	$—	$(2)	$10,496

	December 31, 2020
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$15,992	$2	$(3)	$15,991
Corporate notes/bonds	29,227	72	(3)	29,296
U.S. Treasuries	2,251	2	—	2,253
U.S. Government agency securities	1,265	13	—	1,278
	$48,735	$89	$(6)	$48,818

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Debt
MidCap Credit Agreement
On December 10, 2021, the Company entered into an amendment (“Amendment No. 4”) to the Company’s Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021 and September 30, 2021, with MidCap Financial Trust, as agent (“MidCap”), and the lenders party thereto from time to time (as amended, the “MidCap Credit Agreement”), to prepay $10,000 of the Company’s outstanding loans under the MidCap Credit Agreement. Additionally, in connection with Amendment No. 4, the Company is required to maintain a balance of $20,000 in all accounts at Silicon Valley Bank, including $8,000 in a blocked account at Silicon Valley Bank. The balance of $8,000 in the blocked account at Silicon Valley Bank is restricted cash and is presented within other noncurrent assets on the accompanying consolidated balance sheet.
The MidCap Credit Agreement provides for a secured term loan facility in an aggregate principal amount of up to $25,000 (the “MidCap Credit Facility”). The Company borrowed the first advance of $17,500 (“Tranche 1”) on September 25, 2020 (the “Closing Date”). Amendment No. 4 terminated the availability of the second advance of $7,500 (“Tranche 2”), effective as of December 9, 2021, that was previously available under the MidCap Credit Agreement subject to certain conditions.
Tranche 1 bears interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance is payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025 (the “Maturity Date”). Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. In connection with Amendment No. 4, the early termination fee associated with the prepayment of $10,000 made in December 2021 was waived and if the remaining principal amount is repaid on or prior to March 31, 2022, the associated early termination fee for that prepayment will be waived. In connection with execution of the MidCap Credit Agreement, the Company paid MidCap a $125 origination fee.

At the Maturity Date or on any earlier date on which all amounts advanced to the Company become due and payable in full, or are otherwise paid in full, the Company is required to pay an exit fee equal to 3.75% of the principal amount of all loans advanced to the Company under the MidCap Credit Agreement. Upon the advance of Tranche 1, the Company accrued $656 for the related exit fee. In connection with Amendment No. 4, if the remaining principal amount is repaid on or prior to March 31, 2022, a portion of the related exit fee that has not been earned by MidCap will be waived.
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
Total proceeds, net of fees and issuance costs, borrowed under Tranche 1 were $16,512. Fees and issuance costs of $332, as well as fees of $656 that are payable to MidCap at maturity of Tranche 1, are recorded as a reduction to the carrying amount of long-term debt on the Company’s balance sheet and will be amortized to interest expense through the maturity date of October 1, 2025 using the effective interest method. Fees and issuance costs of $73 attributed to the amount available to be borrowed under Tranche 2 were paid and recorded as deferred financing costs (other assets) and were amortized and recorded to interest expense in 2021 when it was determined that amounts under Tranche 2 would not be borrowed. As of December 31, 2021, deferred financing costs attributed to Tranche 2 are zero.
As of December 31, 2021, the aggregate carrying value of the Company’s long-term debt is $6,873.
As of December 31, 2021, the principal maturities of the Company’s long-term debt were as follows:

December 31, 2021
2022	625
2023	2,500
2024	2,500
2025	1,875
Principal balance outstanding	7,500
less: unamortized discount and debt issuance costs	(627)
Long-term debt	6,873
Current portion	6,873
Noncurrent portion	$—
The Company paid interest on the MidCap Credit Agreement of $1,375 and $252 during the years ended December 31, 2021 and 2020, respectively. The Company paid interest on the Hercules Loan Agreement (as discussed below) of $0 and $142 during the years ended December 31, 2021 and 2020, respectively.
On March 15, 2022 the Company repaid all remaining outstanding obligations under the MidCap Credit Agreement. Refer to Note 17, Subsequent Events for more information.
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
7. Leases
The Company’s lease arrangements at December 31, 2021 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”), (ii) a lease for office space at a multi-tenant facility in Cambridge, Massachusetts that commenced in March 2019 and is cancelable at any time (the “Cambridge Lease”), and (iii) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.

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
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200 and subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s consolidated balance sheet at December 31, 2021.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of December 31, 2021, the Company determined it is not reasonably certain that the renewal option would be exercised.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term	8.5 years	9.5 years
Weighted-average discount rate	8.3%	8.3%
The following table summarizes lease costs in the Company’s consolidated statement of operations:

	December 31,
	2021	2020
Operating lease costs	$1,306	$1,042
Variable lease costs	1,070	521
Short term lease costs	130	127
Total lease costs	$2,506	$1,690
The Company made cash payments for operating leases of $2,134 and $2,244 during the years ended December 31, 2021 and 2020, respectively.
Maturities of the Company’s lease liability as of December 31, 2021 were as follows:

Years Ending December 31,	Operating Leases
2022	1,067
2023	1,198
2024	1,235
2025	1,272
Thereafter	6,207
Total	$10,979
Less: imputed interest	(3,116)
Total lease liability	$7,863

Current operating lease liability	$459
Noncurrent operating lease liability	7,404
Total lease liability	$7,863
8. Restructuring
On December 10, 2021, the Company announced its commitment to a plan to wind down the Company’s immuno-oncology program for cavrotolimod (AST-008) and the Company’s XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The Company intends to realign its research and development resources to support (i) the development of its preclinical program targeting SCN9A for neuropathic pain, (ii) the continued advancement of its partnered programs with Ipsen Biopharm Limited to develop SNA-based treatments in neuroscience targeting Huntington’s disease and Angelman syndrome, (iii) its continued advancement of its partnered program with AbbVie to develop SNA-based treatments for hair loss disorders, as well as (iv) the continued research and development of other undisclosed therapeutic product candidates. This plan resulted in a

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
reduction in force where the Company eliminated approximately 50% of the Company’s existing workforce on a staggered basis through January 2022 as well as other cost-cutting measures.
Notified employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. In most cases, the separation benefits were paid as a lump sum in January 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid between February 2022 and January 2023. All of the severance costs represent cash expenditures.
The Company expensed the following costs associated with these future termination benefit payments resulting from the strategic reduction in force:

Year Ended December 31,
2021
Research and development expense	$623
General and administrative expense	575
$1,198
At December 31, 2021, the accrued liability balance associated with the strategic reduction in force announced in the fourth quarter of 2021 is $1,191, presented within accrued expense and other current liabilities on the accompanying consolidated balance sheet.
9. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
The Company has 200,000,000 shares of common stock, par value $0.0001, authorized. As of December 31, 2021 and December 31, 2020, the Company had 108,783,144 and 87,651,352 shares issued and outstanding, respectively.
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
Registered Direct Offering
On December 16, 2021, the Company completed a securities purchase agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”) entered into on December 14, 2021, pursuant to which the Company offered to the Purchasers, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “Registered Direct Offering”), (i) an aggregate of 13,006,614 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share, (ii) pre-funded warrants to purchase up to an aggregate

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
of 21,569,454 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 17,288,034 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $0.3326 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $0.3316 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The per share exercise price for the Warrants is $0.2701, the closing bid price of the Company’s Common Stock on December 13, 2021. The Warrants will be exercisable immediately from the closing December 16, 2021, and will expire on the five-year anniversary of the date of issuance, or December 16, 2026. The Pre-Funded Warrants and Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital together with the net proceeds from the Registered Direct Offering. The gross proceeds to the Company from the Registered Direct Offering (excluding effect of subsequent exercises of pre-funded warrants) were $11,478 and net proceeds after deducting the placement agent’s fees and other offering expenses paid or payable by the Company were $10,226. The securities were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-251555) previously filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2020, and which was declared effective by the SEC on January 7, 2021 (the “Registration Statement”).
Each Warrant is exercisable for one share of Common Stock at an exercise price of $0.2701 per share. The Warrants are immediately exercisable as of the date of issuance of December 16, 2021 and will expire on the five-year anniversary of the date of issuance, or December 16, 2026. The Pre-Funded Warrants were offered in lieu of shares of Common Stock to one of the Purchasers whose purchase of shares of Common Stock in the Registered Direct Offering would otherwise result in said Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Direct Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
A holder (together with its affiliates) of the Warrant or Pre-Funded Warrant may not exercise any portion of the Warrant or Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Warrant or Pre-Funded Warrant, as applicable. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Warrants, provided that such cashless exercise shall only be permitted if the Registration Statement is not effective at the time of such exercise or if the prospectus to which the Registration Statement is a part is not available for the issuance of shares of Common Stock to the Warrant holder.
In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Pre-Funded Warrants.
Refer to Note 17, Subsequent Events for more information on Pre-Funded Warrants.
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
Common Stock Warrants
In December 2021, 7,569,454 Pre-Funded Warrants were exercised for a total exercise price of $8, resulting in the issuance of 7,569,454 shares of common stock. As of December 31, 2021, Pre-Funded Warrants to purchase 14,000,000 shares of common stock at a price of $0.001 per share remain outstanding and Warrants to purchase 17,288,034 shares of common stock at a price of $0.2701 per share remain outstanding. The warrants are classified as equity.
As of December 31, 2020, warrants to purchase 413,320 shares of common stock at a price of $3.00 per share that were issued in connection with a private placement offering of common stock in 2017 remained outstanding. These warrants expired unexercised as follows: 163,174 warrants expired on March 27, 2021, 132,884 expired on April 28, 2021, and 117,262 expired on May 3, 2021. These warrants were classified as a liability which was remeasured each period at fair value. See Note 13, Fair Value Measurements for more information on the fair value of the common stock warrant liability.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss before reclassifications	(84)	(84)
Net gains reclassified from accumulated other comprehensive loss	(1)	(1)
Net current period other comprehensive loss	(85)	(85)
Balance at December 31, 2021	$(2)	$(2)
The net gain reclassified from accumulated other comprehensive loss during the year ended December 31, 2021 resulted from available-for-sale securities that were called prior to maturity. The basis on which the cost of the securities was determined was specific identification. Proceeds related to these sales were $4,000.
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
10. Equity-Based Compensation
2017 Equity Incentive Plan
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 5,842,525 shares of Exicure common stock, which includes 2,169,905 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 3,683,817 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 4,600,000 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan.
As of December 31, 2021, the aggregate number of awards available for grant under the 2017 Plan was 3,904,367. On January 1, 2022, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 4,600,000 awards.
Awards granted under the 2017 Plan are contingent on the participants’ continued employment or provision of non-employee services and are subject to forfeiture if employment or continued service terminates for any reason. The initial award granted to an employee or consultant generally vests 25% on the first 12-month anniversary of the grant date and vests 1/48th monthly thereafter until fully vested at the end of 48 months. Subsequent awards granted to employees or consultants generally vest 1/48th monthly until fully vested at the end of 48 months. The initial stock option grant to a non-employee director vests 1/36th monthly until fully vested at the end of 36 months. Subsequent stock option grants to a non-employee director vests 1/12th monthly until fully vested at the end of 12 months. The term of common stock option grants is 10 years unless terminated earlier as described above.
Inducement Grant
In May 2021, the Company granted stock options to purchase up to 600,000 shares of common stock as a material inducement to Brian C. Bock to enter into employment with the Company as the Company’s Chief Financial Officer (the “Inducement Grant”). The Inducement Grant, which was made pursuant to a stand-alone nonstatutory stock option agreement (the “Inducement Award Agreement”), was approved by the Compensation Committee, was awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s 2017 Equity Incentive Plan and is subject to the terms and conditions of the Inducement Award Agreement. As such, any shares underlying the Inducement Grant are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance. As of December 31, 2021, stock options to purchase up to 600,000 shares of common stock remained outstanding under the Inducement Grant. In connection with Mr. Bock’s resignation from the Company on February 4, 2022, the stock options underlying the Inducement Grant were forfeited.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 7,500 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. During 2021, the Company issued 189,221 shares of common stock that were purchased under the ESPP.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 300,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. As of December 31, 2021, there were 1,014,666 shares available for issuance under the ESPP. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 300,000 shares.
Equity-based compensation expense is classified in the statements of operations as follows:

	Year Ended December 31,
	2021	2020
Research and development expense	$1,362	$878
General and administrative expense	1,577	1,306
	$2,939	$2,184
Unamortized equity-based compensation expense at December 31, 2021 was $5,806, which is expected to be amortized over a weighted-average period of 2.8 years.
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the years ended December 31, 2021 and 2020 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Year ended December 31, 2021	$1.15 to $2.57; weighted avg. $1.87	$1.15 to $2.57; weighted avg. $1.87
Year ended December 31, 2020	$1.19 to $2.80; weighted avg. $1.89	$1.19 to $2.80; weighted avg. $1.93
The weighted-average grant date fair value of common stock options granted in the years ended December 31, 2021 and 2020 was $1.30 and $1.32 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2020	7,227,296	$2.24	6.8	$1,719
Granted	4,427,586	1.87
Exercised	(342,246)	1.60
Forfeited	(1,367,863)	2.48
Outstanding - December 31, 2021	9,944,773	$2.06	7.0	$—
Exercisable - December 31, 2021	5,402,307	$2.18	5.4	$—
Vested and Expected to Vest - December 31, 2021	9,635,719	$2.07	7.0	$—
The aggregate intrinsic value of common stock options exercised during the years ended December 31, 2021 and 2020 was $243 and $526, respectively.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2020	—	$—
Granted	734,000	1.49
Vested	(35,750)	1.90
Forfeited	(395,000)	1.31
Unvested balance - December 31, 2021	303,250	$1.67
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
11. Income Taxes
Pre-tax loss before income taxes was $64,102 and $24,668 for the years ended December 31, 2021 and 2020, respectively, which consists entirely of losses in the U.S. and resulted in no provision for income tax expense during the years then ended.
The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2021		2020
Federal income tax expense at statutory rate	$(13,461)	21.0%	$(5,180)	21.0%
State income tax expense at statutory rate	(4,816)	7.5	(1,801)	7.3
Permanent differences	245	(0.4)	142	(0.6)
Other	(32)	—	—	—
Change in valuation allowance	18,064	(28.1)	6,839	(27.7)
	$—	—%	$—	—%
The Company’s effective income tax rate for the years ended December 31, 2021 and 2020 is 0% because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred Tax Assets
Net operating losses	$42,769	$26,346
Tax credits	3,922	—
Intangibles	134	152
Accrued expenses	1,331	810
Operating lease liability	2,253	2,333
Equity-based compensation	1,622	1,206
Deferred revenue	3,191	2,378
Other	54	54
Less: Valuation allowance	(52,392)	(30,406)
Total deferred tax assets	2,884	2,873
Deferred Tax Liabilities
Prepaid Expenses	(308)	(335)
Fixed assets and other	(298)	(85)
Right-of-use asset	(2,278)	(2,453)
Total deferred tax liabilities	(2,884)	(2,873)
Deferred taxes, net	$—	$—
The Company has recorded a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized at December 31, 2021 and 2020. This determination is based on significant negative evidence, including:
•Cumulative losses: The Company has been in a significant cumulative loss position since its inception in 2011.
•Projected realization of net operating loss carry forward amounts: Projections of future pre-tax book loss and taxable losses based on the Company's recent actual performance and current industry data indicate it is more likely than not that the benefits will not be recognized.
At December 31, 2021, the Company had a federal net operating loss carryforward of $150,329, of which $31,809 will begin to expire in 2035 and $118,520 which do not expire and may be carried forward indefinitely. At December 31, 2021, the Company had $149,789 of state net operating loss carryforwards which will begin to expire in 2027.
At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2017 through 2021. There are no pending examinations in any jurisdiction.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
12. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2021 and 2020.
The following is the computation of loss per common share for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net loss	$(64,102)	$(24,668)
Weighted-average basic and diluted common shares outstanding	88,617,332	87,203,588
Loss per share - basic and diluted	$(0.72)	$(0.28)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	December 31,
	2021	2020
Options to purchase common stock	9,944,773	7,227,296
Restricted stock units	303,250	—
Warrants to purchase common stock	31,288,034	413,320

13. Fair Value Measurements
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Assets measured at fair value on a recurring basis as of December 31, 2021 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$21,125	$21,125	$—	$—
Commercial paper	5,999	—	5,999	—
Short-term investments:
Commercial paper	4,497	—	4,497	—
Total financial assets	$31,621	$21,125	$10,496	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$24,586	$24,586	$—	$—
Short-term investments:
Commercial paper	15,991	—	15,991	—
Corporate notes/bonds	29,296	—	29,296	—
U.S. Treasuries	2,253	—	2,253	—
U.S. Government agency securities	1,278	—	1,278	—
Total financial assets	$73,404	$24,586	$48,818	$—

Liabilities
Common stock warrant liability	$15	$—	$—	$15
Total financial liabilities	$15	$—	$—	$15

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
As of December 31, 2021, the Company’s common stock warrant liability was $0 and no warrants were outstanding underlying the common stock warrant liability (refer to Note 9, Stockholders’ Equity, for more information). The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2019	$414
Gain included in other income (expense), net	(399)
Balance at December 31, 2020	$15
Gain included in other income (expense), net	(15)
Balance at December 31, 2021	$—
14. Defined Contribution Plan
Exicure maintains a defined contribution savings plan for the benefit of its employees. Company contributions are determined under various formulas. The expense recognized for this plan was $402 and $257 for the years ended December 31, 2021 and 2020, respectively.
15. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, Plaintiff filed an amended putative securities class action complaint. The amended complaint alleges that Messrs. Giljohann and Bock made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On February 11, 2022, four members of the putative class moved the Court for appointment as lead plaintiff in the action pursuant to the Private Securities Litigation Reform Act of 1995. Two of those motions were withdrawn on February 25, 2022, and two remain pending. On February 16, 2022, the Court entered an order stating that defendants need not answer, or otherwise respond, until the Court enters an order appointing lead plaintiff and lead counsel, and the parties then submit a schedule to the Court for the filing of a further amended complaint and the timing of defendants’ answer or response.
On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Messrs. Giljohann and Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al.,

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Case No. 1:22-cv-01217. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri and Sim complaints (the “Derivative Complaints”) allege that the defendants caused the Company to issue false and/or misleading statements in its 2021 proxy statement regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties owed under state law. The Derivative Complaints also assert that Messrs. Giljohann and Bock are liable for contribution under the federal securities laws. The Puri complaint further asserts state law claims for unjust enrichment, abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seeks restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders.
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2021, the Company has paid to NU an aggregate of $11,413 in consideration of each of the obligations described above.
16. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The Company recognized expense of $75 and $100 for the years ended December 31, 2021 and 2020 in connection with these consulting services in the accompanying consolidated statement of operations. The consulting agreement with this co-founder and former Board member expired on September 30, 2021 under the terms of the agreement and was not renewed.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
17. Subsequent Events
MidCap Credit Agreement
On March 15, 2022, pursuant to the terms of the MidCap Credit Agreement, the Company repaid all remaining outstanding obligations under the MidCap Credit Agreement, including the outstanding principal balance of $7,500 and an exit fee of $506.
Exercise of Pre-Funded Warrants
On January 4, 2022 and January 21, 2022, the holder of the Pre-Funded Warrants exercised the right to purchase 7,500,000 shares and 6,500,000 shares, respectively, of the Company’s common stock. As a result, 14,000,000 aggregate shares of the Company’s common stock were issued upon such exercises with aggregate proceeds from totaling $14 such exercises. There are no remaining unexercised Pre-Funded Warrants as a result of such exercises in January 2022.
Repricing of Outstanding and Unexercised Options
On March 24, 2022, the Board unanimously approved the repricing of all outstanding and unexercised stock options granted under the 2015 Plan and 2017 Plan (the “Plans”) and held by current employees, executive officers, and directors of the Company (the “Eligible Stock Options”). The exercise price of the Eligible Stock Options will be reduced to the closing price of the Company’s common stock on April 1, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options will remain in full force and effect.
Pursuant to the Plans, the Board, as the administrator of the Plans, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the Plans. In approving the repricing, the Board considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and directors, the lack of retention value provided by the outstanding stock options to employees and directors, and the impact of such options on the capital structure of the Company. As of March 24, 2022, there are currently 6,996,741 stock options outstanding under the Plans, and all of the Company’s outstanding stock options have exercise prices in excess of the current fair market value of the Company’s common stock, which is why the Board made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and directors as Eligible Stock Options.
Matthias Schroff, the Company’s Chief Executive Officer, and Elias Papadimas, the Company’s Chief Financial Officer, hold Eligible Stock Options exercisable into an aggregate of 881,200 and 375,417 shares of the Company’s common stock, respectively. Non-employee directors Jeffrey Cleland, Elizabeth Garofalo, Bali Muralidhar and James Sulat hold Eligible Stock Options exercisable into an aggregate of 115,079, 150,000, 115,079 and 93,386 shares of the Company’s common stock, respectively.
The Company expects to record the impact of the option repricing in the quarter ending June 30, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company and an “emerging growth company” as of December 31, 2021, as defined in the Jumpstart Our Business Startups Act of 2012.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
Repricing of Outstanding and Unexercised Options
On March 24, 2022, the Board unanimously approved the repricing of all outstanding and unexercised stock options granted under the 2015 Plan and 2017 Plan (the “Plans”) and held by current employees, executive officers, and directors of the Company (the “Eligible Stock Options”). The exercise price of the Eligible Stock Options will be reduced to the closing price of the Company’s common stock on April 1, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options will remain in full force and effect.
Pursuant to the Plans, the Board, as the administrator of the Plans, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the Plans. In approving the repricing, the Board considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and directors, the lack of retention value provided by the outstanding stock options to employees and directors, and the impact of such options on the capital structure of the Company. As of March 24, 2022, there are currently 6,996,741 stock options outstanding under the Plans, and all of the Company’s outstanding stock options have exercise prices in excess of the current fair market value of the Company’s common stock, which is why the Board made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and directors as Eligible Stock Options.
Matthias Schroff, the Company’s Chief Executive Officer, and Elias Papadimas, the Company’s Chief Financial Officer, hold Eligible Stock Options exercisable into an aggregate of 881,200 and 375,417 shares of the Company’s common stock, respectively. Non-employee directors Jeffrey Cleland, Elizabeth Garofalo, Bali Muralidhar and James Sulat hold Eligible Stock Options exercisable into an aggregate of 115,079, 150,000, 115,079 and 93,386 shares of the Company’s common stock, respectively.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
We will file a definitive proxy statement for our 2022 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”
Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is KPMG LLP, Chicago, Illinois (PCAOB ID: 185). The information required by Item 14 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 106 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits

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
			8-K (Exhibit 2.1)	10/2/2017	000-55764

3.1	Certificate of Merger relating to the merger of Max-1 Acquisition Sub., Inc. with and into Exicure OpCo, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.1)	10/2/2017	000-55764

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.		8-K (Exhibit 3.2)	10/2/2017	000-55764

3.3	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		10-K (Exhibit 3.3)	3/11/2021	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K (Exhibit 4.1)	10/2/2017	000-55764

4.2	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.2)	10/2/2017	000-55764

4.3	Form of Registration Rights Agreement by and among the Company and the persons named therein.		8-K (Exhibit 4.1)	8/28/2018	000-55764

4.4	Description of Securities		10-K (Exhibit 4.4)	3/10/2020	001-39011

4.5	Form of Indenture, between the Registrant and one or more trustees to be named.		S-3 (Exhibit 4.2)	12/21/2020	333-251555

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate.		S-3 (Exhibit 4.4)	12/21/2020	333-251555

4.7	Form of Preferred Stock Warrant Agreement and Warrant Certificate.		S-3 (Exhibit 4.5)	12/21/2020	333-251555

4.8	Form of Debt Securities Warrant Agreement and Warrant Certificate.		S-3 (Exhibit 4.6)	12/21/2020	333-251555

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5+	Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David A. Giljohann, Ph.D.		8-K (Exhibit 10.7)	10/2/2017	000-55764

10.6+	Separation and Transition Agreement by and between Exicure Inc. and David A. Giljohann, Ph.D.		8-K (Exhibit 10.3)	2/4/2022	001-39011
10.7+	Amended and Restated Employment Agreement dated as of February 2, 2016 by and between Exicure OpCo and David S. Snyder.		8-K (Exhibit 10.8)	10/2/2017	000-55764

10.8+	Amended and Restated Employment Agreement as of December 10, 2019 by and between Exicure, Inc. and Matthias G. Schroff, Ph.D.		10-K (Exhibit 10.9)	3/10/2020	001-39011

10.9+	Second Amendment to the Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, dated December 10, 2021		8-K (Exhibit 10.3)	12/10/2021	001-39011

10.10+	Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, Ph.D.		8-K (Exhibit 10.2)	2/4/2022	001-39011

10.11+	Amended and Restated Employment Agreement dated as of June 30, 2020 by and between Douglas E. Feltner, M.D. and Exicure, Inc.		10-Q (Exhibit 10.2)	8/12/2020	001-39011

10.12+	Form of Executive Employment Side Letter Agreement		8-K (Exhibit 10.1)	6/9/2020	001-39011

10.13+	Employment Agreement dated as of April 16, 2021 by and between Brian Bock and Exicure, Inc.		8-K (Exhibit 10.1)	5/13/2021	001-39011

10.14+	First Amendment to Employment Agreement dated as of December 10, 2021 by and between Brian Bock and Exicure, Inc.		8-K (Exhibit 10.2)	12/10/2021	001-39011

10.15+	Consulting Agreement dated as of October 1, 2011 by and between AuraSense Therapeutics, LLC and Chad A. Mirkin, Ph.D.		8-K (Exhibit 10.11)	10/2/2017	000-55764

10.16+	Inducement Award Agreement dated as of May 13, 2021 by and between Brian Bock and Exicure, Inc.		8-K (Exhibit 10.2)	5/13/2021	001-39011

10.17+	Advisor Agreement by and between Exicure, Inc. and Brian C. Bock		8-K (Exhibit 10.1)	2/4/2022	001-39011

10.18+	Amended and Restated Employment Agreement dated as of June 1, 2021 by and between Elias D. Papadimas and Exicure, Inc.		10-Q (Exhibit 10.3)	8/12/2021	001-39011

10.19+	First Amendment to Amended and Restated Employment Agreement by and between Exicure, Inc. and Elias D. Papadimas, dated January 17, 2022		8-K (Exhibit 10.2)	1/18/2022	001-39011

10.20+	Retention Agreement by and between Exicure, Inc. and Elias D. Papadimas	X

10.21	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.		10-Q (Exhibit 10.1)	5/14/2020	001-39011

10.22	Credit and Security Agreement, dated as of September 25, 2020, by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.		8-K (Exhibit 10.1)	10/1/2020	001-39011

10.23
Amendment No. 1 dated as of October 21, 2020 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.
			10-Q (Exhibit 10.2)	11/12/2020	001-39011

10.23.1
Amendment No. 2 dated as of July 30, 2021 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.
			10-Q (Exhibit 10.4)	8/12/2021	001-39011

10.23.2
Amendment No. 3 dated as of September 30, 2021 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.
		8-K (Exhibit 10.1)	10/6/2021	001-39011

10.23.3
Amendment No. 4 dated as of December 10, 2021 to Credit and Security Agreement, dated as of September 25, 2020 by and among Exicure, Inc., Exicure Operating Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent.
		8-K (Exhibit 10.1)	12/10/2021	001-39011

10.24	Loan and Security Agreement dated as of February 17, 2016 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.16)	10/2/2017	000-55764

10.25	Amendment No. 1 to Loan and Security Agreement dated as of October 10, 2016 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.17)	10/2/2017	000-55764

10.25.1	Amendment No. 2 to Loan and Security Agreement dated as of January 15, 2018 by and between Exicure OpCo and Hercules.	S-1/A (Exhibit 10.17.1)	1/26/2018	333-221791

10.25.2	Amendment No. 3 to Loan and Security Agreement dated as of December 28, 2018 by and between Exicure OpCo and Hercules.	10-K (Exhibit 10.18.2)	3/8/2019	000-55764

10.25.3	Amendment No. 4 to Loan and Security Agreement dated as of March 8, 2019 by and between Exicure OpCo and Hercules.	8-K (Exhibit 10.1)	3/14/2019	000-55764

10.26*	Restated License Agreement between Exicure OpCo and Northwestern University dated as of August 15, 2015.	8-K/A (Exhibit 10.20)	11/7/2017	000-55764

10.27*	Amendment One to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 27, 2016.	8-K/A (Exhibit 10.23)	11/7/2017	000-55764

10.27.1*	Amendment Two to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 30, 2017.	10-K (Exhibit 10.22)	3/10/2020	001-39011

10.27.2*	Amendment Three to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of January 1, 2019.	10-K (Exhibit 10.23)	3/10/2020	001-39011

10.27.3	Amendment Four to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 13, 2019.	10-K (Exhibit 10.24)	3/10/2020	001-39011

10.27.4	Amendment Five to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 8, 2021.	10- Q (Exhibit 10.5)	11/19/2021	001-39011

10.28*	License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.	8-K/A (Exhibit 10.21)	11/7/2017	000-55764

10.29*	Amendment One dated and effective as of June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.	10-K (Exhibit 10.26)	3/10/2020	001-39011

10.29.1	Amendment Two dated and effective as of November 13, 2019 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.	10-K (Exhibit 10.27)	3/10/2020	001-39011

10.30*	License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.	8-K/A (Exhibit 10.22)	11/7/2017	000-55764

10.31*	Amendment One dated and effective June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.	10-K (Exhibit 10.27)	3/10/2020	001-39011

10.32*	Research Collaboration, Option and License Agreement between Exicure OpCo and Purdue Pharma L.P. dated as of December 2, 2016.	8-K/A (Exhibit 10.24)	11/7/2017	000-55764

10.33*	License and Development Agreement between Exicure, Inc. and DERMELIX LLC dated February 17, 2019.	10-Q (Exhibit 10.2)	5/8/2019	000-55764

10.34	Side Agreement to Northwestern Agreements by and among Exicure OpCo, Northwestern University and Purdue Pharma L.P. dated as of October 11, 2016.		8-K/A (Exhibit 10.25)	11/7/2017	000-55764

10.35*	Collaboration, Option and License Agreement between Exicure, Inc. and Allergan Pharmaceuticals International Limited dated as of November 13, 2019		10-K (Exhibit 10.33)	3/10/2020	001-39011

10.36	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Allergan Pharmaceuticals International Limited dated as of November 13, 2019.		10-K (Exhibit 10.34)	3/10/2020	001-39011

10.37*	Collaboration, Option and License Agreement between Exicure, Inc. and Ipsen Biopharm Limited dated as of July 30, 2021		10- Q (Exhibit 10.3)	11/19/2021	001-39011

10.38	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Ipsen Biopharm Limited dated as of July 30, 2021.		10- Q (Exhibit 10.4)	11/19/2021	001-39011

10.39	Form of Securities Purchase Agreement, dated December 14, 2021, by and among Exicure, Inc. and the purchaser parties thereto.		8-K (Exhibit 10.1)	12/16/2021	001-39011

10.40	Form of Subscription Agreement by and between the Company and each investor in the initial closing of the 2017 Private Placement.		8-K (Exhibit 10.5)	10/2/2017	000-55764

21.1	Subsidiaries of Exicure, Inc.	X

23.1	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 25, 2022.

EXICURE, INC.

By:	/s/ Matthias Schroff, Ph.D.
Matthias Schroff, Ph.D.
Chief Executive Officer

By:	/s/ Elias D. Papadimas
Elias D. Papadimas
Chief Financial Officer

POWER OF ATTORNEY
We, the undersigned directors and officers of Exicure, Inc., hereby severally constitute and appoint Matthias Schroff, Ph.D. and Elias D. Papadimas, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney. This Power of Attorney does not revoke any power of attorney previously granted by the undersigned, or any of them.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Matthias Schroff, Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 25, 2022
Matthias Schroff, Ph.D.
/s/ Elias D. Papadimas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2022
Elias D. Papadimas

/s/ Elizabeth Garofalo, M.D.	Chair of the Board of Directors	March 25, 2022
Elizabeth Garofalo, M.D.

/s/ Jeffrey L. Cleland, Ph.D.	Director	March 25, 2022
Jeffrey L. Cleland, Ph.D.

/s/ Bali Muralidhar, M.D., Ph.D.	Director	March 25, 2022
Bali Muralidhar, M.D., Ph.D.

/s/ James R. Sulat	Director	March 25, 2022
James R. Sulat