Form 10-Q
period 2022-03-31
EXICURE, INC.
filed 2022-05-16
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 12, 2022, there were 122,806,333 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.
•We are an early-stage biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
•Our stock price does not meet the minimum bid price for continued listing on the Nasdaq Capital Market.
•“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$23,890	$34,644
Short-term investments	2,494	4,497
Prepaid expenses and other assets	2,798	4,525
Total current assets	29,182	43,666
Property and equipment, net	3,612	3,927
Right-of-use asset	7,781	7,950
Other noncurrent assets	1,321	9,325
Total assets	$41,896	$64,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,873
Accounts payable	1,918	3,413
Accrued expenses and other current liabilities	3,227	6,464
Deferred revenue, current	16,216	17,317
Total current liabilities	21,361	34,067
Deferred revenue, noncurrent	10,045	11,509
Lease liability, noncurrent	7,254	7,404
Other noncurrent liabilities	—	656
Total liabilities	$38,660	$53,636

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 122,792,877 issued and outstanding, March 31, 2022; 108,783,144 issued and outstanding, December 31, 2021	12	11
Additional paid-in capital	181,644	181,290
Accumulated other comprehensive loss	(5)	(2)
Accumulated deficit	(178,415)	(170,067)
Total stockholders' equity	3,236	11,232
Total liabilities and stockholders’ equity	$41,896	$64,868
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Collaboration revenue	$2,565	$997
Total revenue	2,565	997
Operating expenses:
Research and development expense	7,140	10,262
General and administrative expense	3,162	2,892
Total operating expenses	10,302	13,154
Operating loss	(7,737)	(12,157)
Other (expense) income, net:
Dividend income	2	1
Interest income	2	88
Interest expense	(595)	(409)
Other expense, net	(20)	—
Total other expense, net	(611)	(320)
Net loss before provision for income taxes	(8,348)	(12,477)
Provision for income taxes	—	—
Net loss	$(8,348)	$(12,477)

Basic and diluted loss per common share	$(0.07)	$(0.14)
Weighted-average basic and diluted common shares outstanding	120,939,957	87,852,378
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,348)	$(12,477)
Other comprehensive loss, net of taxes
Unrealized losses on available for sale securities, net of tax	(3)	(51)
Other comprehensive loss	(3)	(51)
Comprehensive loss	$(8,351)	$(12,528)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	108,783,144	$11	$181,290	$(170,067)	$(2)	$11,232
Equity-based compensation	—	—	342	—	—	342
Exercise of common stock warrants	14,000,000	1	13	—	—	14
Vesting of restricted stock units and related repurchases	9,733	—	(1)	—	—	(1)
Other comprehensive loss, net	—	—	—	—	(3)	(3)
Net loss	—	—	—	(8,348)	—	(8,348)
Balance at March 31, 2022	122,792,877	$12	$181,644	$(178,415)	$(5)	$3,236

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2020	87,651,352	$9	$167,379	$(105,965)	$83	$61,506
Exercise of options	342,246	—	546	—	—	546
Equity-based compensation	—	—	517	—	—	517
Other comprehensive loss, net	—	—	—	—	(51)	(51)
Net loss	—	—	—	(12,477)	—	(12,477)
Balance at March 31, 2021	87,993,598	$9	$168,442	$(118,442)	$32	$50,041
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,348)	$(12,477)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	302	263
Equity-based compensation	342	517
Amortization of long-term debt issuance costs and fees	477	70
Amortization of right-of-use asset	169	162
Amortization of investments	(1)	108
Other	19	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	11
Prepaid expenses and other current assets	1,727	(2,320)
Other noncurrent assets	4	(33)
Accounts payable	(1,495)	1,103
Accrued expenses	(3,237)	(1,084)
Deferred revenue	(2,565)	(997)
Other liabilities	(150)	(130)
Net cash used in operating activities	(12,756)	(14,809)
Cash flows from investing activities:
Purchase of available for sale securities	(1,499)	—
Proceeds from sale or maturity of available for sale securities	3,500	15,522
Capital expenditures	(6)	(225)
Net cash provided by investing activities	1,995	15,297
Cash flows from financing activities:
Repayment of long-term debt	(7,500)	—
Payment of long-term debt fees and issuance costs	(506)	—
Proceeds from exercise of common stock warrants	14	—
Proceeds from exercise of common stock options	—	546
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(1)	—
Net cash (used in) provided by financing activities	(7,993)	546

Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,754)	1,034
Cash, cash equivalents, and restricted cash - beginning of period	43,844	34,462
Cash, cash equivalents, and restricted cash - end of period	$25,090	$35,496

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	$—	$50
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$23,890	$34,644
Restricted cash included in other noncurrent assets	1,200	9,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$25,090	$43,844
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
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Significant Risks and Uncertainties
Determining the estimate of total project hours used to recognize revenue for the Company’s collaboration agreements requires significant judgment and any changes to those estimates may have a significant impact on the amount and timing of revenue recognition for the Ipsen Collaboration Agreement or the AbbVie Collaboration Agreement (each, as defined in Note 3, Collaborative Research and License Agreements) in future periods. For example, during 2021, revenue recognized under the AbbVie Collaboration Agreement for the year ended December 31, 2021 reflected the cumulative catchup adjustment (reduction) of revenue recorded in connection with a change in estimate that occurred during the third quarter of 2021. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that estimated efforts required to complete the research services under the AbbVie Collaboration Agreement will be further revised in the near-term which may result in additional adjustments (reductions of revenue) in future periods.

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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of March 31, 2022, the Company has generated an accumulated deficit of $197,252 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of March 31, 2022, the Company’s cash, cash equivalents, short-term investments, and restricted cash were $27,584. Management believes that given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
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
The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, the interim condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2022 and 2021, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, and the results of its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period.

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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2022. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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
3. Collaborative Research and License Agreements
Ipsen Collaboration Agreement
On July 30, 2021, the Company entered into a Collaboration, Option and License Agreement with Ipsen (the “Ipsen Collaboration Agreement”). Pursuant to the Ipsen Collaboration Agreement, the Company granted to Ipsen exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of Huntington’s disease and Angelman syndrome. During the three months ended March 31, 2022, the Company recognized revenue under the Ipsen Collaboration Agreement of approximately $2,080. As of March 31, 2022, there was $15,611 of deferred revenue related to the Ipsen Collaboration Agreement, of which is $6,521 is classified as current and $9,090 is classified as noncurrent on the unaudited condensed consolidated balance sheet. Deferred revenue under the Ipsen Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the Ipsen Collaboration Agreement, which the Company currently estimates to be over the next 32 to 40 months.
AbbVie Collaboration Agreement
On November 13, 2019, the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Allergan plc, including Allergan was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders. During the three months ended March 31, 2022 and 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $485 and $997, respectively. As of March 31, 2022, there was $10,650 of deferred revenue related to the AbbVie Collaboration Agreement, of which is $9,695 is classified as current and $955 is classified as noncurrent on the unaudited condensed consolidated balance sheet. Deferred revenue under the AbbVie Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the AbbVie Collaboration Agreement, which the Company currently estimates to be over the next 21 to 24 months.
Summary of Contract Liabilities
Up-front payments are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements.
The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred Revenue Balance at December 31, 2021	Revenue Recognized	Deferred Revenue Balance at March 31, 2022
Ipsen Collaboration Agreement	$17,691	$(2,080)	$15,611
AbbVie Collaboration Agreement	11,135	(485)	10,650
Total	$28,826	$(2,565)	$26,261
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2022	December 31, 2021
Prepaid clinical, contract research and manufacturing costs	$1,175	$2,484
Prepaid insurance	494	763
Other	1,129	1,278
Prepaid expenses and other current assets	$2,798	$4,525

Other noncurrent assets

	March 31, 2022	December 31, 2021
Restricted cash	$1,200	$9,200
Other	121	125
Other noncurrent assets	$1,321	$9,325

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	March 31, 2022	December 31, 2021
Scientific equipment	$6,481	$6,471
Computers and software	60	60
Furniture and fixtures	30	30
Construction in process	7	33
Property and equipment, gross	6,578	6,594
Less: accumulated depreciation	(2,966)	(2,667)
Property and equipment, net	$3,612	$3,927
Depreciation and amortization expense was $302 and $263 for the three months ended March 31, 2022 and 2021, respectively.
Accrued expenses and other current liabilities

	March 31, 2022	December 31, 2021
Accrued clinical, contract research and manufacturing costs	$1,171	$3,689
Accrued restructuring costs	603	1,191
Lease liability, current	479	459
Accrued other expenses	974	1,125
Accrued expenses and other current liabilities	$3,227	$6,464

5. Investments
As of March 31, 2022 and December 31, 2021, the Company primarily invested its excess cash in debt instruments of corporations, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of March 31, 2022:

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$2,499	$—	$(5)	$2,494

	December 31, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$10,498	$—	$(2)	$10,496
6. Debt
On March 15, 2022, pursuant to the terms of the Company’s Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021, September 30, 2021, and December 10, 2021 with MidCap Financial Trust, as agent, and the lenders party thereto from time to time (as amended, the “MidCap Credit Agreement”), the Company repaid all remaining outstanding obligations under the MidCap Credit Agreement, including the outstanding principal balance of $7,500 and an exit fee of $506.
The Company paid interest on the MidCap Credit Agreement of $194 and $339 during the three months ended March 31, 2022 and 2021, respectively.
7. Leases
The Company’s lease arrangements at March 31, 2022 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$326	$327
Variable lease costs	341	377
Short term lease costs	13	31
Total lease costs	$680	$735

The Company made cash payments for operating leases of $872 and $647 during the three months ended March 31, 2022 and 2021, respectively.
8. Restructuring
As of March 31, 2022, the accrued liability balance associated with the strategic reduction in force announced in December 2021 is $603, presented within accrued expense and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. This balance consists of separation benefits in the form of salary continuation pursuant to employment agreements and is expected to be paid between April 2022 and January 2023.
The following table presents changes in the accrued restructuring liability balance for the periods presented (in thousands):

Accrued Restructuring Liability
Balance at December 31, 2021	$1,191
Payments	(582)
Adjustments (non-cash)	(6)
Balance at March 31, 2022	$603
9. Stockholders’ Equity
Preferred Stock
As of March 31, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of March 31, 2022 and December 31, 2021, the Company had 122,792,877 shares and 108,783,144 shares issued and outstanding, respectively.
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
Common Stock Warrants
On January 4, 2022 and January 21, 2022, the holder of the pre-funded warrants that were acquired in a registered-direct offering transaction dated December 16, 2021 exercised the right to purchase 7,500,000 shares and 6,500,000 shares, respectively, of the Company’s common stock. As a result, during the three months ended March 31, 2022, 14,000,000 aggregate shares of the Company’s common stock were issued upon such exercises with aggregate proceeds totaling $14 from such exercises. As of March 31, 2022, there are no unexercised pre-funded warrants that are outstanding.
As of March 31, 2022, warrants to purchase 17,288,034 shares of common stock at a price of $0.2701 per share that were acquired in the registered-direct offering transaction dated December 16, 2021 remain outstanding. The warrants are classified as equity.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2022:

	Unrealized losses on short-term investments	Total
Balance at December 31, 2021	$(2)	$(2)
Other comprehensive loss before reclassifications	(3)	(3)
Net current period other comprehensive income	(3)	(3)
Balance at March 31, 2022	$(5)	$(5)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss before reclassifications	(51)	(51)
Net current period other comprehensive loss	(51)	(51)
Balance at March 31, 2021	$32	$32

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
As of March 31, 2022, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 10,886,143.
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
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 300,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 300,000 shares. As of March 31, 2022, there were 1,314,666 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Research and development expense	$160	$257
General and administrative expense	182	260
	$342	$517

Unamortized equity-based compensation expense at March 31, 2022 was $2,475, which is expected to be amortized over a weighted-average period of 2.5 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the three months ended March 31, 2021; there were no stock options granted during the three months ended March 31, 2022:

Three Months Ended March 31,
2021
Expected term	5.0 to 6.1 years
Risk-free interest rate	0.36% to 1.12%; weighted avg. 0.92%
Expected volatility	82.4% to 83.6%; weighted avg. 82.7%
Forfeiture rate	5%
Expected dividend yield	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the three months ended March 31, 2021 are summarized in the table below; there were no stock options granted during the three months ended March 31, 2022:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Three months ended March 31, 2021	$1.82 to $2.57; weighted avg. $2.23	$1.82 to $2.57; weighted avg. $2.23

The weighted-average grant date fair value of common stock options granted in the three months ended March 31, 2021 was $1.54 per common stock option.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2021	9,944,773	$2.06	7.0	$—
Forfeited	(2,976,634)	1.83
Outstanding - March 31, 2022	6,968,139	$2.16	4.3	$—
Exercisable - March 31, 2022	5,406,499	$2.17	3.1	$—
Vested and Expected to Vest - March 31, 2022	6,869,689	$2.16	4.3	$—

(1) On March 24, 2022, the Company’s Board of Directors unanimously approved the repricing of all outstanding and unexercised stock options granted under our 2015 Equity Incentive Plan and 2017 Equity Incentive Plan and held by its current employees, executive officers, and directors. Effective April 1, 2022, the exercise price of the eligible stock options was reduced to $0.1836, the closing price of our common stock on April 1, 2022. See below section titled “Repricing of Outstanding and Unexercised Options” for more information.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The aggregate intrinsic value of common stock options exercised during the three months ended March 31, 2021 was $200; there were no stock options exercised during the three months ended March 31, 2022.
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	303,250	$1.67
Vested	(14,875)	1.90
Unvested balance - March 31, 2022	288,375	$1.66
The grant date fair value of restricted stock units is based on the Company’s closing stock price at the date of grant. At vesting, each outstanding restricted stock unit will be exchanged for one share of the Company’s common stock. Restricted stock units generally vest evenly on a quarterly basis over a period of 4 years in exchange for continued service provided by the restricted stock unit recipient during that vesting period.
Repricing of Outstanding and Unexercised Options
On March 24, 2022, the Board unanimously approved the repricing of all outstanding and unexercised stock options granted under the 2015 Plan and 2017 Plan (the “Plans”) and held by current employees, executive officers, and directors of the Company (the “Eligible Stock Options”). Effective April 1, 2022, the exercise price of the eligible stock options was reduced to $0.1836, the closing price of its common stock on April 1, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options will remain in full force and effect.
Pursuant to the Plans, the Board, as the administrator of the Plans, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the Plans. In approving the repricing, the Board considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and directors, the lack of retention value provided by the outstanding stock options to employees and directors, and the impact of such options on the capital structure of the Company. As of March 24, 2022, there were 6,996,741 stock options outstanding under the Plans, and all of the Company’s outstanding stock options had exercise prices in excess of the current fair market value of the Company’s common stock as of March 24, 2022, which is why the Board made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and directors as Eligible Stock Options.
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
11. Income Taxes
The Company incurred a pretax loss in each of the three months ended March 31, 2022 and 2021, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three months ended March 31, 2022 and 2021 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three months ended March 31, 2022 and 2021.
The following is the computation of loss per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,348)	$(12,477)
Weighted-average basic and diluted common shares outstanding	120,939,957	87,852,378
Loss per share - basic and diluted	$(0.07)	$(0.14)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of March 31,
	2022	2021
Options to purchase common stock	6,968,139	7,433,436
Restricted stock units	288,375	250,146
Warrants to purchase common stock	17,288,034	—
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets measured at fair value on a recurring basis as of March 31, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$7,541	$7,541	$—	$—
Commercial paper	1,500	—	1,500	—
Short-term investments:
Commercial paper	2,494	—	2,494	—
Total financial assets	$11,535	$7,541	$3,994	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$21,125	$21,125	$—	$—
Commercial paper	5,999	—	5,999	—
Short-term investments:
Commercial paper	4,497	—	4,497	—
Total financial assets	$31,621	$21,125	$10,496	$—
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
14. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. The amended complaint alleges that Dr. Giljohann and Mr. Bock made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On February 11, 2022, four members of the putative class moved for appointment as lead plaintiff in the action pursuant to the Private Securities Litigation Reform Act of 1995. Two of those motions were withdrawn on February 25, 2022, and two remain pending. On February 16, 2022, the court entered an order stating that defendants need not answer, or otherwise respond, until the court enters an order appointing lead plaintiff and lead counsel, after which the parties are to submit a schedule to the court governing the filing of a further amended complaint and the timing of defendants’ answer or response.

On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Dr. Giljohann and Mr. Bock, Jeffrey L. Cleland,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al., Case No. 1:22-cv-01217. On April 25, 2022, Stourbridge Investments LLC filed a similar shareholder derivative lawsuit against the same individuals in the United States District Court for the District of Delaware, captioned Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri, Sim, and Stourbridge complaints (collectively, the “Derivative Complaints”) allege that the defendants caused the Company to issue false and/or misleading statements in the proxy statement for its 2021 Annual Meeting of Stockholders regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties. The Derivative Complaints also assert that Dr. Giljohann and Mr. Bock are liable for contribution under the federal securities laws. The Puri and Stourbridge complaints further assert state law claims for unjust enrichment, and the Puri complaint additionally asserts state law claims for abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders.

Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of March 31, 2022, the Company has paid to NU an aggregate of $11,438 in consideration of each of the obligations described above.
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
15. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The Company recognized $25 as an expense in three months ended March 31, 2021 in connection with these consulting services in the accompanying unaudited condensed consolidated statement of operations. The consulting agreement with this co-founder and former Board member expired on September 30, 2021 under the terms of the agreement and was not renewed.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

16. Subsequent Events
Securities Purchase Agreement
On May 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 26,021,111 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $0.1937 per share (the “Private Placement”). The Private Placement is being led by CBI USA, Inc. (“CBI USA”) and includes participation by Abingworth LLP, an existing investor.
The Private Placement is expected to close on or about May 19, 2022 (the “Closing Date”), subject to the satisfaction of certain customary closing conditions. The Company expects to receive aggregate gross proceeds from the Private Placement of approximately $5,000, before deducting estimated offering expenses payable by the Company. The Company expects the net proceeds from the Private Placement to be used to support the development of the advancement of its preclinical program, including the development of its SCN9A product candidate, as well as other working capital and general corporate purposes.
The shares of Common Stock issued by the Company pursuant to the Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent effective registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws.
Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, CBI USA will have the right to nominate a member to the Company’s board of directors (the “Board”), subject to the approval by the Board and provided such nominee qualifies as an “independent” director under Nasdaq Listing Rule 5605(a)(2), effective as of the Closing Date. CBI USA will also have the right, effective as of the Closing Date, to designate one individual to attend all meetings of the Board in a non-voting observer capacity.
Registration Rights Agreement
Also, on May 9, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register the resale of the Shares. Under the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale of the Shares no later than July 18, 2022 (the “Filing Deadline”). The Company has agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in the Registration Rights Agreement), and to keep such registration statement continuously effective until the earlier of (i) the date the Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the Closing Date. The Company has also agreed, among other things, to pay all reasonable fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for the Investors except as specifically provided in the Registration Rights Agreement) incident to the performance of or compliance with the Registration Rights Agreement by the Company.
In the event the registration statement has not been filed within 90 days following the Closing Date, subject to certain limited exceptions, then the Company has agreed to make pro rata payments to the Investors as liquidated damages in an amount equal to 0.5% of the aggregate amount invested by the Investors in the Shares per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the Registration Rights Agreement.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company has granted the Investors customary indemnification rights in connection with the registration statement. The Investors has also granted the Company customary indemnification rights in connection with the registration statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 25, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks, uncertainties, assumptions and other factors including, but not limited to, those identified in this Quarterly Report on Form 10-Q and those set forth under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings.
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

Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through March 31, 2022, we have raised gross proceeds of $201.6 million from the sale of common stock and preferred stock. We have also received $56.0 million in upfront payments from collaborations, including an upfront payment of $20.0 million we received in August 2021 in connection with our research collaboration, license, and option agreement with Ipsen, or the Ipsen Collaboration Agreement, and an upfront payment of $25.0 million we received in November 2019 in connection with our research collaboration license and option agreement with AbbVie, or the AbbVie Collaboration Agreement. As of March 31, 2022, our cash, cash equivalents, short-term investments, and restricted cash were $27.6 million.
Since our inception, we have incurred significant operating losses. As of March 31, 2022, we have generated an accumulated deficit of $197.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
Based on our current operating plans and existing working capital at March 31, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to assets or preclinical programs that we might otherwise seek to develop independently.
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
Recent Developments
Private Placement
On May 9, 2022, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), under which we agreed to issue and sell an aggregate of 26,021,111 shares (the “Shares”) of our common stock at a purchase price of $0.1937 per share in a private placement in public equity financing (the “Private Placement”), which is expected to close on or about May 19, 2022, subject to the satisfaction of certain customary closing conditions. We anticipate that the gross proceeds from the Private Placement will be approximately $5 million, before deducting transaction-related expenses payable by us. We expect the net proceeds from the Private Placement to be used to support the development of the advancement of our preclinical program, including the development of our SCN9A product candidate, as well as other working capital and general corporate purposes. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, the lead investor, CBI USA, Inc. (“CBI USA”), will have the right to nominate a member to the Board provided such nominee qualifies as an “independent” director under Nasdaq Listing Rule 5605(a)(2), effective as of the closing date. CBI USA will also have the right, as of the closing date, to designate one individual to attend all meetings of the Board in a nonvoting observer capacity. Also, on May 9, 2022, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, under which we agreed to register the Shares for resale. Under the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of the Shares by no later than July 18, 2022.
MidCap Credit Agreement
On March 15, 2022, pursuant to the terms of the MidCap Credit Agreement, we repaid in full all outstanding indebtedness and other obligations under the MidCap Credit Agreement and the other Financial Documents (as defined in the MidCap Credit Agreement), including but not limited to the outstanding principal balance of $7.5 million and an exit fee of approximately $0.5 million, and terminated all obligations thereunder (other than with respect to any obligations that are expressly specified to survive the termination).
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
Nasdaq Listing Requirements Deficiency Notice

On December 30, 2021, we received a letter from the staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until June 28, 2022, to regain compliance with Nasdaq’s bid price requirement. If, at any time before June 28, 2022, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless the

Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Quarterly Report.
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
Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects could be materially adversely affected. For additional information, see “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently adopted accounting pronouncements
None.
Recent accounting pronouncements not yet adopted
Refer to Note 2, Significant Accounting Policies, of the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements not yet adopted.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change
Revenue:
Collaboration revenue	$2,565	$997	$1,568	157%
Total revenue	2,565	997	1,568	157%
Operating expenses:
Research and development expense	7,140	10,262	(3,122)	(30)%
General and administrative expense	3,162	2,892	270	9%
Total operating expenses	10,302	13,154	(2,852)	(22)%
Operating loss	(7,737)	(12,157)	4,420	(36)%
Other (expense) income, net:
Dividend income	2	1	1	100%
Interest income	2	88	(86)	(98)%
Interest expense	(595)	(409)	(186)	45%
Other expense, net	(20)	—	(20)	n/m
Total other expense, net	(611)	(320)	(291)	91%
Net loss before provision for income taxes	(8,348)	(12,477)	4,129	(33)%
Provision for income taxes	—	—	—	—%
Net loss	$(8,348)	$(12,477)	$4,129	(33)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$2,080	$—	$2,080	n/m
AbbVie Collaboration Agreement	485	997	(512)	(51)%
Total collaboration revenue	$2,565	$997	$1,568	157%
Total revenue	$2,565	$997	$1,568	157%

Collaboration revenue was $2.6 million during the three months ended March 31, 2022, reflecting an increase of $1.6 million, or 157%, from collaboration revenue of $1.0 million for the three months ended March 31, 2021. The increase in collaboration revenue of $1.6 million is mostly due to revenue related to the Ipsen Collaboration Agreement of $2.1 million, partially offset by a decrease in revenue related to the AbbVie Collaboration Agreement of $0.5 million.

Refer to Note 3, Collaborative Research and License Agreements, of the accompanying unaudited condensed consolidated financial statements for more information regarding revenue recognition for the Ipsen Collaboration Agreement and the AbbVie Collaboration Agreement.
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the Ipsen Collaboration Agreement, AbbVie Collaboration Agreement, the collaboration agreement with Dermelix LLC, or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change
Employee-related expense	$2,303	$2,763	$(460)	(17)%
Platform and discovery-related expense	2,145	3,805	(1,660)	(44)%
Clinical development programs expense	1,626	2,603	(977)	(38)%
Facilities, depreciation, and other expenses	1,066	1,091	(25)	(2)%
Total research and development expense	$7,140	$10,262	$(3,122)	(30)%

Full time employees	33	54	(21)

Research and development expense was $7.1 million for the three months ended March 31, 2022, reflecting a decrease of $3.1 million, or 30%, from research and development expense of $10.3 million for three months ended March 31, 2021. The decrease in research and development expense for the three months ended March 31, 2022 of $3.1 million reflects a reduction in headcount and fewer discovery, preclinical, and clinical program activities resulting from the restructuring activities that were announced in December 2021. More specifically, the decrease in research and development expense for the three months ended March 31, 2022 of $3.1 million was primarily due to lower platform and discovery-related expense of $1.7 million, a decrease in costs related to our clinical development programs of $1.0 million, and lower employee-related expenses of $0.5 million.
The decrease in platform and discovery-related expense of $1.7 million was mostly due to lower costs for materials, reagents, and supplies in connection with a reduction in headcount and fewer discovery and preclinical program activities as compared to the prior-year period.
The decrease in clinical development programs expense for the three months ended March 31, 2022 of $1.0 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program which we indefinitely suspended in December 2021. In addition, lower clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), which we began to wind down in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
The decrease in employee-related expense for the three months ended March 31, 2022 of $0.5 million was due to lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in December 2021. These lower costs in the three months ended March 31, 2022 were partially offset by retention award expense for current employees.

In connection with the restructuring activities announced in December 2021 and based on our current operating plan, we expect our research and development expenses to decrease by approximately 35-40% during 2022 as compared to 2021.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change
General and administrative expense	$3,162	$2,892	270	9%
Full time employees	7	12	(5)

General and administrative expense was $3.2 million for the three months ended March 31, 2022, representing an increase of $0.3 million, or 9%, from $2.9 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 was mostly due to higher legal costs and retention award expense for current employees, partially offset by a decrease in recruiting costs, investor relations costs, and stock-based compensation.
Interest expense
The increase in interest expense of $0.6 million for the three months ended March 31, 2022 was the result of the acceleration of unamortized debt discount and issuance costs in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement on March 15, 2022, partially offset by the effects of lower average debt balance during the three months ended March 31, 2022 as compared to the prior-year period.
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
As of March 31, 2022, our cash, cash equivalents, short-term investments, and restricted cash were $27.6 million as compared to $48.3 million as of December 31, 2021. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. We have generated limited revenue to date from our collaboration agreements. We have no products approved for commercial sale and have not generated any product revenues from product sales to date, and we do not expect to generate revenue from sales of any product for several years, if at all.
We have incurred significant operating losses since inception. We incurred net losses of approximately $8.3 million and $12.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we have generated an accumulated deficit of $197.3 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Based on our current operating plans and existing working capital at March 31, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to assets or preclinical programs that we might otherwise seek to develop independently.
See “—Funding Requirements” below for additional information on our future capital needs.

MidCap Facility
On March 15, 2022, we repaid in full all outstanding indebtedness and other obligations under our Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021, September 30, 2021, and December 10, 2021, with MidCap Financial Trust, as agent, and the lenders party thereto from time to time, or the MidCap Credit Agreement, and the other Financing Documents (as defined in the MidCap Credit Agreement), including but not limited to the outstanding principal balance of $7.5 million and an exit fee of approximately $0.5 million, and terminated all obligations thereunder (other than with respect to any obligations that are expressly specified to survive the termination).

Private Placement
In May 2022, we entered into a securities purchase agreement with several accredited investors, pursuant to which we issued and sold shares of common stock for estimated gross proceeds of approximately $5 million, before deducting transaction-related expenses payable by us. We intend to use the net proceeds from this offering to support the development of the advancement of our preclinical program, including the development of its SCN9A product candidate, as well as other working capital and general corporate purposes.

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
	(unaudited)
Net cash used in operating activities	$(12,756)	$(14,809)
Net cash provided by investing activities	1,995	15,297
Net cash (used in) provided by financing activities	(7,993)	546
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,754)	$1,034

Operating activities
Net cash used in operating activities was $12.8 million and $14.8 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2022 of $2.1 million was primarily due to a decrease in cash used for working capital.
Investing activities
Net cash provided by investing activities was $2.0 million and $15.3 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash provided by investing activities of $13.3 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash used in financing activities of $8.0 million for three months ended March 31, 2022 is due to the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement.
Net cash provided by financing activities of $0.5 million for the three months ended March 31, 2021 was due to proceeds from the exercise of common stock options.
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
We believe that our existing cash and cash equivalents, including gross proceeds of $5 million to be received in connection with the May 2022 private placement, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:
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
Going Concern
In accordance with Accounting Standards Codification 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. In the absence of a significant source of recurring revenue, our continued viability is dependent on our ability to continue to raise additional capital to finance our operations. Substantial additional financing will be needed by us to fund our operations. Changes in our business strategy, our operating plans, our existing and anticipated working capital needs, increased expenses, or other events will also affect our ability to continue as a going concern. If we are unable to obtain additional funding, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. The amended complaint alleges that Dr. Giljohann and Mr. Bock made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On February 11, 2022, four members of the putative class moved for appointment as lead plaintiff in the action pursuant to the Private Securities Litigation Reform Act of 1995. Two of those motions were withdrawn on February 25, 2022, and two remain pending. On February 16, 2022, the court entered an order stating that defendants need not answer, or otherwise respond, until the court enters an order appointing lead plaintiff and lead counsel, after which the parties are to submit a schedule to the court governing the filing of a further amended complaint and the timing of defendants’ answer or response.

On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Messrs. Giljohann and Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al., Case No. 1:22-cv-01217. On April 25, 2022, Stourbridge Investments LLC filed a similar shareholder derivative lawsuit against the same individuals in the United States District Court for the District of Delaware, captioned Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri, Sim, and Stourbridge complaints (collectively, the “Derivative Complaints”) allege that the defendants caused the Company to issue false and/or misleading statements in its 2021 proxy statement regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties. The Derivative Complaints also assert that Messrs. Giljohann and Bock are liable for contribution under the federal securities laws. The Puri and Stourbridge complaints further assert state law claims for unjust enrichment, and the Puri complaint additionally asserts state law claims for abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders.

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
Risks Related to Our Business
Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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
We are a biotechnology company developing nucleic acid therapies targeting ribonucleic acid against validated targets to neurological disorders and hair loss. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of March 31, 2022, we have generated an accumulated deficit of $197.3 million. For the three months ended March 31, 2022 and 2021, our net loss was $8.3 million and $12.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Management has identified certain conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we may be required to delay, reduce the scope of, or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2022, we had $25.1 million in cash, cash equivalents, and restricted cash and $2.5 million in short-term investments. Based on our current operating plans and existing working capital at March 31, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
As of May 12, 2022, Illinois remains in “Phase 5” of the Restore Illinois Plan. During the COVID-19 pandemic, certain jurisdictions removed restrictions only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19 or the introduction and spread of new variants of SARS-CoV-2.
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
As of March 31, 2022, we had 40 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we may need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA, the Centers for Medicare & Medicaid Services, or CMS, the Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, or other agency regulations, applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, or provide accurate information to any governmental authorities, such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. For example, on November 9, 2021, the Audit Committee of our Board of Directors was notified of a claim made by a former Company senior researcher regarding alleged improprieties that researcher claims to have committed with respect to our XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The Audit Committee retained external counsel to conduct an internal investigation of the claim. Based on the results of outside counsel’s investigation, the Audit Committee of our Board of Directors and we concluded that the subject matters under investigation did not have a material adverse impact on our financial condition or results of operations and did not require any change in our financial statements. Following our report of the results of the investigation, a securities class action lawsuit was filed against us and our former officers. In addition, derivative lawsuits were filed against us as a nominal defendant, and certain of our current and former officers and directors. These and any future investigations or lawsuits may adversely affect our business, financial condition, results of operations and cash flows.
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
It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. For example, derivative lawsuits were filed against us and certain of our current and former officers and directors due to a claim made by a former Company senior researcher regarding alleged improprieties as discuss above. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including exclusion from participation in the U.S. federal healthcare programs, the imposition of significant fines or other sanctions.
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
As of March 31, 2022, we had $25.1 million in cash, cash equivalents, and restricted cash and $2.5 million in short-term investments. We invest our excess cash in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our unaudited condensed consolidated financial statements for the period ended March 31, 2022 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at March 31, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2022, our patent portfolio consists of over 90 issued patents and allowed patent applications and over 60 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
•Any issued patents that we own or have licensed will provide us with any competitive advantages or will not be challenged by third parties.
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
On December 30, 2021, we received a letter from the staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until June 28, 2022, to regain compliance with Nasdaq’s bid price requirement. If, at any time before June 28, 2022, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Quarterly Report.
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
“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-

dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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
Concentration of ownership of shares of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13D, 13F or 13G filed with the SEC, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately up to 30% of our outstanding common stock as of March 31, 2022. As a result, if this group were to act together, they may be able to control the outcome of matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1	Securities Purchase Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.	8-K	10.1	05/13/22	001-39011

10.2	Registration Rights Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.	8-K	10.2	05/13/22	001-39011

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 16, 2022

EXICURE, INC.

By:	/s/ Matthias Schroff, Ph.D.
Matthias Schroff, Ph.D.
Chief Executive Officer
( Principal Executive Officer)

By:	/s/ Elias D. Papadimas
Elias D. Papadimas
Chief Financial Officer
( Principal Financial Officer)