Form 10-Q
period 2022-06-30
EXICURE, INC.
filed 2022-08-15
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 11, 2022, there were 4,962,583 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors described in the “Risk Factor Summary” below and set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. These forward-looking statements include, but are not limited to, statements concerning the following:

•our ability to raise substantial additional capital to fund our planned operations in the near term and our pursuit of strategic alternatives, particularly given the substantial doubt about our ability to continue as a going concern;
•the ability to successfully implement our strategic plans and measures with the goal of reducing cash burn and refocus our business and pipeline development;
•any strategic plan or alternative may involve unexpected costs, liabilities and/or delays;
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
•Our common stock may be delisted from Nasdaq if we fail to comply with continued listing standards.
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
•If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be further delayed or prevented.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$21,198	$34,644
Short-term investments	997	4,497
Prepaid expenses and other assets	2,526	4,525
Total current assets	24,721	43,666
Property and equipment, net	3,325	3,927
Right-of-use asset	7,609	7,950
Other noncurrent assets	1,300	9,325
Total assets	$36,955	$64,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,873
Accounts payable	1,593	3,413
Accrued expenses and other current liabilities	3,308	6,464
Deferred revenue, current	14,755	17,317
Total current liabilities	19,656	34,067
Deferred revenue, noncurrent	9,035	11,509
Lease liability, noncurrent	7,101	7,404
Other noncurrent liabilities	—	656
Total liabilities	$35,792	$53,636

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 4,962,231 issued and outstanding, June 30, 2022; 3,626,073 issued and outstanding, December 31, 2021	—	—
Additional paid-in capital	187,053	181,301
Accumulated other comprehensive loss	(5)	(2)
Accumulated deficit	(185,885)	(170,067)
Total stockholders' equity	1,163	11,232
Total liabilities and stockholders’ equity	$36,955	$64,868
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$2,471	$79	$5,036	$1,076
Total revenue	2,471	79	5,036	1,076
Operating expenses:
Research and development expense	6,749	10,843	13,889	21,105
General and administrative expense	3,205	3,098	6,367	5,990
Total operating expenses	9,954	13,941	20,256	27,095
Operating loss	(7,483)	(13,862)	(15,220)	(26,019)
Other income (expense), net:
Dividend income	16	2	18	3
Interest income	1	43	3	131
Interest expense	—	(450)	(595)	(859)
Other expense, net	(4)	(2)	(24)	(2)
Total other income (expense), net	13	(407)	(598)	(727)
Net loss before provision for income taxes	(7,470)	(14,269)	(15,818)	(26,746)
Provision for income taxes	—	—	—	—
Net loss	$(7,470)	$(14,269)	$(15,818)	$(26,746)

Basic and diluted loss per common share	$(1.66)	$(4.86)	$(3.71)	$(9.12)
Weighted-average basic and diluted common shares outstanding	4,503,983	2,934,770	4,268,955	2,931,607
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,470)	$(14,269)	$(15,818)	$(26,746)
Other comprehensive loss, net of taxes
Unrealized losses on available for sale securities, net of tax	—	(27)	(3)	(78)
Other comprehensive loss	—	(27)	(3)	(78)
Comprehensive loss	$(7,470)	$(14,296)	$(15,821)	$(26,824)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	3,626,073	$—	$181,301	$(170,067)	$(2)	$11,232
Equity-based compensation	—	—	342	—	—	342
Exercise of common stock warrants	466,666	—	14	—	—	14
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Other comprehensive loss, net	—	—	—	—	(3)	(3)
Net loss	—	—	—	(8,348)	—	(8,348)
Balance at March 31, 2022	4,093,063	$—	$181,656	$(178,415)	$(5)	$3,236
Exercise of options	124	—	1	—	—	1
Equity-based compensation	—	—	507	—	—	507
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Issuance of common stock-ESPP	1,351	—	4	—	—	4
Issuance of common stock and warrants	867,369	—	4,886	—	—	4,886
Net loss	—	—	—	(7,470)	—	(7,470)
Balance at June 30, 2022	4,962,231	$—	$187,053	$(185,885)	$(5)	$1,163

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2020	2,921,684	$—	$167,388	$(105,965)	$83	$61,506
Exercise of options	11,408	—	546	—	—	546
Equity-based compensation	—	—	517	—	—	517
Other comprehensive loss, net	—	—	—	—	(51)	(51)
Net loss	—	—	—	(12,477)	—	(12,477)
Balance at March 31, 2021	2,933,092	$—	$168,451	$(118,442)	$32	$50,041
Equity-based compensation	—	—	764	—	—	764
Issuance of common stock-ESPP	3,436	—	131	—	—	131
Other comprehensive loss, net	—	—	—	—	(27)	(27)
Net loss	—	—	—	(14,269)	—	(14,269)
Balance at June 30, 2021	2,936,528	$—	$169,346	$(132,711)	$5	$36,640
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,818)	$(26,746)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	593	546
Equity-based compensation	849	1,281
Amortization of long-term debt issuance costs and fees	477	141
Amortization of right-of-use asset	341	325
Amortization of investments	(2)	171
Other	18	6
Change in fair value of warrant liabilities	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	—	11
Prepaid expenses and other current assets	1,999	(357)
Other noncurrent assets	24	(44)
Accounts payable	(1,820)	415
Accrued expenses	(3,156)	(280)
Deferred revenue	(5,036)	(1,076)
Other liabilities	(303)	(263)
Net cash used in operating activities	(21,834)	(25,885)
Cash flows from investing activities:
Purchase of available for sale securities	(1,499)	(2,000)
Proceeds from sale or maturity of available for sale securities	5,000	37,097
Capital expenditures	(10)	(564)
Net cash provided by investing activities	3,491	34,533
Cash flows from financing activities:
Repayment of long-term debt	(7,500)	—
Payment of long-term debt fees and issuance costs	(506)	—
Proceeds from common stock offering	5,054	—
Payment of common stock financing costs	(154)	—
Proceeds from issuance of employee stock purchase plan	4	131
Proceeds from exercise of common stock warrants	1	—
Proceeds from exercise of common stock options	—	546
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2)	—
Net cash (used in) provided by financing activities	(3,103)	677

Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,446)	9,325
Cash, cash equivalents, and restricted cash - beginning of period	43,844	34,462
Cash, cash equivalents, and restricted cash - end of period	$22,398	$43,787

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	$—	$11
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$21,198	$34,644
Restricted cash included in other noncurrent assets	1,200	9,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$22,398	$43,844
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
The Company’s therapeutic discovery and development efforts are supported by its proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. The Company believes the design of SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. The Company’s platform for therapeutic nucleic acids has demonstrated potential high potency, broad uptake, and prolonged efficacy in both in vitro and in vivo neurological models. The basis of the Company’s discovery approach harnesses its expertise in oligonucleotide chemistry for use against validated targets where we can screen thousands of oligonucleotides efficiently and identify top candidates in the appropriate cell and live animal models. The Company is currently conducting preclinical studies for a non-opioid analgesic directed against SCN9A (the gene that encodes the protein Nav1.7); undisclosed targets in Huntington’s disease and Angelman syndrome as part of its collaboration with Ipsen Biopharm Limited, or Ipsen; and undisclosed targets in hair loss disorders as part of its collaboration with AbbVie Inc., or AbbVie.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the six months ended June 30, 2022 and 2021, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Reverse Stock Split
The Company effected a reverse stock split of its Common Stock at a ratio of 1-for-30 as of 5:00 p.m. Eastern Time on June 29, 2022. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. All information presented in the accompanying unaudited condensed consolidated financial statements, unless otherwise indicated herein, assumes a 1-for-30 reverse stock split of the Company’s outstanding shares of Common Stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such assumed reverse stock split.

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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of June 30, 2022, the Company has generated an accumulated deficit of $204,722 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of June 30, 2022, the Company’s cash, cash equivalents, short-term investments, and restricted cash were $23,395. Management believes that given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
Management believes that it will be able to obtain additional funding through equity or debt financings, collaboration agreements, strategic partnerships and licensing arrangements, or other arrangements to fund its current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company. If the Company is unable to raise additional capital, the Company could be forced to delay, reduce the scope of or eliminate its research and development programs or the Company may be required to relinquish rights to assets or preclinical programs that it might otherwise seek to develop independently, any of which could adversely affect its business prospects, or the Company may need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, the interim condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021, the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ended June 30, 2022 and 2021, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, and the results of its cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period.
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
3. Collaborative Research and License Agreements
Ipsen Collaboration Agreement
On July 30, 2021, the Company entered into a Collaboration, Option and License Agreement with Ipsen (the “Ipsen Collaboration Agreement”). Pursuant to the Ipsen Collaboration Agreement, the Company granted to Ipsen exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of Huntington’s disease and Angelman syndrome. During the three and six months ended June 30,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2022, the Company recognized revenue under the Ipsen Collaboration Agreement of approximately $1,775 and $3,854, respectively. As of June 30, 2022, there was $13,837 of deferred revenue related to the Ipsen Collaboration Agreement, of which is $5,533 is classified as current and $8,303 is classified as noncurrent on the unaudited condensed consolidated balance sheet. Deferred revenue under the Ipsen Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the Ipsen Collaboration Agreement, which the Company currently estimates to be over the next 30 to 38 months.
AbbVie Collaboration Agreement
On November 13, 2019, the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders. During the three months ended June 30, 2022 and 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $696 and $79, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $1,182 and $1,076, respectively. As of June 30, 2022, there was $9,953 of deferred revenue related to the AbbVie Collaboration Agreement, of which is $9,223 is classified as current and $731 is classified as noncurrent on the unaudited condensed consolidated balance sheet. Deferred revenue under the AbbVie Collaboration Agreement will be recognized as revenue in future periods as the Company satisfies its obligations under the AbbVie Collaboration Agreement, which the Company currently estimates to be over the next 18 to 21 months.
Summary of Contract Liabilities
Up-front payments are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements.
The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred Revenue Balance at December 31, 2021	Revenue Recognized	Deferred Revenue Balance at June 30, 2022
Ipsen Collaboration Agreement	$17,691	$(3,854)	$13,837
AbbVie Collaboration Agreement	11,135	(1,182)	9,953
Total	$28,826	$(5,036)	$23,790
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2022	December 31, 2021
Prepaid clinical, contract research and manufacturing costs	$1,059	$2,484
Prepaid insurance	268	763
Other	1,199	1,278
Prepaid expenses and other current assets	$2,526	$4,525

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Other noncurrent assets

	June 30, 2022	December 31, 2021
Restricted cash	$1,200	$9,200
Other	100	125
Other noncurrent assets	$1,300	$9,325
Property and equipment, net

	June 30, 2022	December 31, 2021
Scientific equipment	$6,473	$6,471
Computers and software	60	60
Furniture and fixtures	30	30
Construction in process	15	33
Property and equipment, gross	6,578	6,594
Less: accumulated depreciation	(3,253)	(2,667)
Property and equipment, net	$3,325	$3,927
Depreciation and amortization expense was $291 and $283 for the three months ended June 30, 2022 and 2021, respectively, and $593 and $546 for the six months ended June 30, 2022 and 2021, respectively.
Accrued expenses and other current liabilities

	June 30, 2022	December 31, 2021
Accrued clinical, contract research and manufacturing costs	$1,446	$3,689
Accrued restructuring costs	391	1,191
Lease liability, current	496	459
Accrued other expenses	975	1,125
Accrued expenses and other current liabilities	$3,308	$6,464

5. Investments
As of June 30, 2022 and December 31, 2021, the Company primarily invested its excess cash in debt instruments of corporations, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of June 30, 2022:

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
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$1,000	$—	$(3)	$997

	December 31, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$10,498	$—	$(2)	$10,496
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
The Company paid interest on the MidCap Credit Agreement of $194 and $686 during the six months ended June 30, 2022 and 2021, respectively.
7. Leases
The Company’s lease arrangements at June 30, 2022 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) leases for office equipment (the “Office Equipment Leases”). Each of these leases are classified as operating leases.
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
The initial annual base rent during the Original Term is approximately $1,113 for the first 12-month period of the Original Term, payable in monthly installments beginning on the Commencement Date. Base rent thereafter is subject to annual increases of 3%, for an aggregate amount of $12,761 over the Original Term. The Company must also pay its proportionate share of certain operating expenses and taxes for each calendar year during the term. During the first 12-month period of the Original Term, the base rent and the Company's proportionate share of operating expenses and taxes were subject to certain abatements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$326	$326	$652	$653
Variable lease costs	505	195	846	572
Short term lease costs	1	31	15	62
Total lease costs	$832	$552	$1,513	$1,287

The Company made cash payments for operating leases $1,703 and $1,106 during the six months ended June 30, 2022 and 2021, respectively.
8. Restructuring
As of June 30, 2022, the accrued liability balance associated with the strategic reduction in force announced in December 2021 is $391, presented within accrued expense and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. This balance consists of separation benefits in the form of salary continuation pursuant to employment agreements and is expected to be paid between April 2022 and January 2023.
The following table presents changes in the accrued restructuring liability balance for the periods presented (in thousands):

Accrued Restructuring Liability
Balance at December 31, 2021	$1,191
Payments	(832)
Adjustments (non-cash)	32
Balance at June 30, 2022	$391
9. Stockholders’ Equity
Preferred Stock
As of June 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of June 30, 2022 and December 31, 2021, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2022 and December 31, 2021, the Company had 4,962,231 shares and 3,626,073 shares issued and outstanding, respectively.
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
Securities Purchase Agreement
On May 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 867,369 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $5.81 per share (the “Private Placement”). The Private Placement closed on May 18, 2022 (the “Closing Date”). The Company received aggregate gross proceeds from the Private Placement of approximately $5,000, before deducting estimated offering expenses payable by the Company. The Company expects the net proceeds from the Private Placement to be used to support the development of the advancement of its preclinical program, including the development of its SCN9A product candidate, as well as other working capital and general corporate purposes.
Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, CBI USA, Inc. (“CBI USA”) will have the right to nominate a member to the Company’s board of directors (the “Board”), subject to the approval by the Board and provided such nominee qualifies as an “independent” director under Nasdaq Listing Rule 5605(a)(2), effective as of the Closing Date. CBI USA will also have the right, effective as of the Closing Date, to designate one individual to attend all meetings of the Board in a non-voting observer capacity.
Registration Rights Agreement
Also, on May 9, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register the resale of the Shares. Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Shares no later than July 18, 2022 (the “Filing Deadline”). On July 11, 2022, the Company filed a registration statement on Form S-3 with the SEC for the resale of the Shares and caused the registration statement to become effective on July 20, 2022.
The Company has granted the Investors customary indemnification rights in connection with the registration statement. The Investors have also granted the Company customary indemnification rights in connection with the registration statement.
Common Stock Warrants
On January 4, 2022 and January 21, 2022, the holder of the pre-funded warrants that were acquired in a registered-direct offering transaction dated December 16, 2021 exercised the right to purchase 250,000 shares and 216,666 shares, respectively, of the Company’s common stock. As a result, 466,666 aggregate shares of the Company’s common stock were issued upon such exercises with aggregate proceeds totaling $14 from such exercises. As of June 30, 2022, there are no unexercised pre-funded warrants that are outstanding.
As of June 30, 2022, warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share that were acquired in the registered-direct offering transaction dated December 16, 2021 remain outstanding. The warrants are classified as equity.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2022:

	Unrealized losses on short-term investments	Total
Balance at December 31, 2021	$(2)	$(2)
Other comprehensive loss before reclassifications	(3)	(3)
Net current period other comprehensive income	(3)	(3)
Balance at March 31, 2022	$(5)	$(5)
Other comprehensive income (loss) before reclassifications	—	—
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—
Net current period other comprehensive income	—	—
Balance at June 30, 2022	$(5)	$(5)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss before reclassifications	(51)	(51)
Net current period other comprehensive loss	(51)	(51)
Balance at March 31, 2021	$32	$32
Other comprehensive loss before reclassifications	(27)	(27)
Net losses (gains) reclassified from accumulated other comprehensive loss	—	—
Net current period other comprehensive income	(27)	(27)
Balance at June 30, 2021	$5	$5

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

10. Equity-Based Compensation
2017 Equity Incentive Plan
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 194,750 shares of Exicure common stock, which includes 72,330 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 122,793 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 153,333 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. On January 1, 2022, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 153,333 awards.
As of June 30, 2022, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 139,679.
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
Inducement Grant
In May 2021, the Company granted stock options to purchase up to 20,000 shares of common stock as a material inducement to Brian C. Bock to enter into employment with the Company as the Company’s Chief Financial Officer (the “Inducement Grant”). The Inducement Grant, which was made pursuant to a stand-alone nonstatutory stock option agreement (the “Inducement Award Agreement”), was approved by the Compensation Committee, was awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s 2017 Equity Incentive Plan and is subject to the terms and conditions of the Inducement Award Agreement. As such, any shares underlying the Inducement Grant are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance. In connection with Mr. Bock’s resignation from the Company on February 4, 2022, the stock options underlying the Inducement Grant were forfeited.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 250 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of June 30, 2022, there were 42,471 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$171	$361	$330	$618
General and administrative expense	336	403	519	663
	$507	$764	$849	$1,281

Unamortized equity-based compensation expense at June 30, 2022 was $2,850, which is expected to be amortized over a weighted-average period of 3.1 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Expected term	5.3 to 6.1 years	5.0 to 6.1 years
Risk-free interest rate	2.86% to 3.56%; weighted avg. 2.91%	0.36% to 1.12%; weighted avg. 1.05%
Expected volatility	95.2% to 95.8%; weighted avg. 95.2%	81.7% to 83.6%; weighted avg. 82.6%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The expected term is based upon the “simplified method” as described in Staff Accounting Bulletin Topic 14.D.2. Currently, the Company does not have sufficient experience to provide a reasonable estimate of an expected term of its common stock options. The Company will continue to use the “simplified method” until there is sufficient experience to provide a more reasonable estimate in conformance with ASC 718-10-30-25 through 30-26. The risk-free interest rate assumptions were based on the U.S. Treasury bond rate appropriate for the expected term in effect at the time of grant. For stock options granted after December 31, 2021, the expected volatility is based on the volatility of shares of the Company. For stock options granted prior to January 1, 2022, the expected volatility is based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development. The estimated forfeiture rates were based on historical experience for similar classes of employees. The dividend yield was based on expected dividends at the time of grant.
The fair value of the underlying common stock and the exercise price for the common stock options granted during the six months ended June 30, 2022 and 2021 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Six months ended June 30, 2022	$3.46 to $5.51; weighted avg. $4.56	$3.46 to $5.51; weighted avg. $4.56
Six months ended June 30, 2021	$46.20 to $77.10; weighted avg. $56.40	$46.20 to $77.10; weighted avg. $56.40

The weighted-average grant date fair value of common stock options granted in the six months ended June 30, 2022 and 2021 was $2.52 and $39.30 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2021	331,420	$61.82	7.0	$—
Granted	232,028	4.56
Exercised	(124)	5.51
Forfeited	(246,062)	63.45
Outstanding - June 30, 2022	317,262	$19.49	6.3	$—
Exercisable - June 30, 2022	165,378	$33.67	3.3	$—
Vested and Expected to Vest - June 30, 2022	304,522	$20.14	6.1	$—

(1) On March 24, 2022, the Company’s Board of Directors unanimously approved the repricing of all outstanding and unexercised stock options granted under our 2015 Equity Incentive Plan and 2017 Equity Incentive Plan and held by its current employees, executive officers, and directors. Effective April 1, 2022, the exercise price of the eligible stock options was reduced to $5.51, the closing price of our common stock on April 1, 2022. See below section titled “Repricing of Outstanding and Unexercised Options” for more information.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The aggregate intrinsic value of common stock options exercised during the six months ended June 30, 2022 and 2021 was effectively zero and $77, respectively.
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	10,109	$50.04
Granted	45,610	3.45
Settled	(992)	57.00
Forfeited	(5,316)	4.26
Unvested balance - June 30, 2022	49,411	$10.22
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
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	—	$—
Granted	97,643	3.45
Unvested balance - June 30, 2022	97,643	$3.45
The grant date fair value of performance-based restricted stock units is based on the Company’s closing stock price at the date of grant. At vesting, each outstanding restricted stock unit will be exchanged for one share of the Company’s common stock. Certain performance metrics must be met by the performance measurement date in 2023 in order for the performance-based restricted stock units granted during 2022 to vest as follows: one-third on May 16, 2023, one-third on May 16, 2024, and one-third on May 16, 2025, in exchange for continued service provided by the performance-based restricted stock unit recipient during that vesting period.
Repricing of Outstanding and Unexercised Options
On March 24, 2022, the Board unanimously approved the repricing of all outstanding and unexercised stock options granted under the 2015 Plan and 2017 Plan (the “Plans”) and held by current employees, executive officers, and directors of the Company (the “Eligible Stock Options”). Effective April 1, 2022, the exercise price of the eligible stock options was reduced to $5.51, the closing price of its common stock on April 1, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options will remain in full force and effect.
Pursuant to the Plans, the Board, as the administrator of the Plans, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the Plans. In approving the repricing, the Board considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and directors, the lack of retention value provided by the outstanding stock options to employees and directors, and the impact of such options

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

on the capital structure of the Company. As of March 24, 2022, there were 233,224 stock options outstanding under the Plans, and all of the Company’s outstanding stock options had exercise prices in excess of the current fair market value of the Company’s common stock as of March 24, 2022, which is why the Board made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and directors as Eligible Stock Options.
Matthias Schroff, the Company’s Chief Executive Officer, and Elias Papadimas, the Company’s Chief Financial Officer, hold Eligible Stock Options exercisable into an aggregate of 29,373 and 12,513 shares of the Company’s common stock, respectively. Non-employee directors Jeffrey Cleland, Elizabeth Garofalo, Bali Muralidhar and James Sulat hold Eligible Stock Options exercisable into an aggregate of 3,835, 5,000, 3,835 and 3,112 shares of the Company’s common stock, respectively.
The option repricing resulted in incremental stock-based compensation of $291, of which $193 was recorded as expense in the three months ended June 30, 2022 and $98 will be recognized as expense over the requisite service period in which the stock options vest.
11. Income Taxes
The Company incurred a pretax loss in each of the three and six months ended June 30, 2022 and 2021, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and six months ended June 30, 2022 and 2021 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
12. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and six months ended June 30, 2022 and 2021.
The following is the computation of loss per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,470)	$(14,269)	$(15,818)	$(26,746)
Weighted-average basic and diluted common shares outstanding	4,503,983	2,934,770	4,268,955	2,931,607
Loss per share - basic and diluted	$(1.66)	$(4.86)	$(3.71)	$(9.12)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of June 30,
	2022	2021
Options to purchase common stock	317,262	368,647
Restricted stock units	49,411	9,533
Performance stock units	97,643	—
Warrants to purchase common stock	576,261	—
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
Assets measured at fair value on a recurring basis as of June 30, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$5,555	$5,555	$—	$—
Short-term investments:
Commercial paper	997	—	997	—
Total financial assets	$6,552	$5,555	$997	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$21,125	$21,125	$—	$—
Commercial paper	5,999	—	5,999	—
Short-term investments:
Commercial paper	4,497	—	4,497	—
Total financial assets	$31,621	$21,125	$10,496	$—
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

All of the Derivative Cases have been stayed pending a decision on any motion to dismiss that may be filed in the Puri case. In addition, the Stourbridge case has been administratively closed pending the decision on motion to dismiss that may be filed in the Puri case.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of June 30, 2022, the Company has paid to NU an aggregate of $11,438 in consideration of each of the obligations described above.
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
15. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The Company recognized $50 as an expense in six months ended June 30, 2021 in connection with these consulting services in the accompanying unaudited condensed consolidated statement of operations. The consulting agreement with this co-founder and former Board member expired on September 30, 2021 under the terms of the agreement and was not renewed.

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
Our therapeutic discovery and development efforts are supported by our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid sequences that are radially arranged in three dimensions. We believe the design of our SNAs gives rise to distinct chemical and biological properties that may provide advantages over other nucleic acid therapeutics and enable therapeutic activity outside of the liver. Our platform for therapeutic nucleic acids has demonstrated potential high potency, broad uptake, and prolonged efficacy in both in vitro and in vivo neurological models. The basis of our discovery approach harnesses our expertise in oligonucleotide chemistry for use against validated targets where we can screen thousands of oligonucleotides efficiently and identify top candidates in the appropriate cell and live animal models. We are currently conducting preclinical studies for a non-opioid analgesic directed against SCN9A (the gene that encodes the protein Nav1.7); undisclosed targets in Huntington’s disease and Angelman syndrome as part of our collaboration with Ipsen; and undisclosed targets in hair loss disorders as part of our collaboration with AbbVie.
The table below sets forth the current status of development of our SNA therapeutic candidates.

Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of SNAs and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through June 30, 2022, we have raised gross proceeds of $206.6 million from the sale of common stock and preferred stock. We have also received

$56.0 million in upfront payments from collaborations, including an upfront payment of $20.0 million we received in August 2021 in connection with our research collaboration, license, and option agreement with Ipsen, or the Ipsen Collaboration Agreement, and an upfront payment of $25.0 million we received in November 2019 in connection with our research collaboration license and option agreement with AbbVie, or the AbbVie Collaboration Agreement. As of June 30, 2022, our cash, cash equivalents, short-term investments, and restricted cash were $23.4 million.
Since our inception, we have incurred significant operating losses. As of June 30, 2022, we have generated an accumulated deficit of $204.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
Based on our current operating plans and existing working capital at June 30, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, obtain funds through arrangements with collaborators or others that may require us to relinquish rights to assets or preclinical programs that we might otherwise seek to develop independently; or we may need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations.
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
Recent Developments
Nasdaq Listing Requirements Compliance Notice
As previously disclosed on our Current Report on Form 8-K dated June 29, 2022, on June 29, 2022, we received a notice letter from The Nasdaq Stock Market LLC, or Nasdaq, stating that we had not regained compliance with the $1.00 per share minimum bid price requirement pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement, during the compliance period and were subject to delisting. We timely requested an appeal hearing which stayed delisting pending the decision of a Nasdaq Hearings Panel, or the Panel.
On July 19, 2022, we received a letter, or the Compliance Notice, from the Office of General Counsel of Nasdaq, informing us that we had regained compliance with the Bid Price Requirement and that we were in compliance with all applicable listing standards, and therefore the schedule hearing before the Panel had been cancelled.
Pursuant to the Compliance Notice, the scheduled hearing before the Panel on August 11, 2022 was cancelled and our common stock will continue to be listed and traded on The Nasdaq Capital Market.
Reverse-Stock Split
On June 28, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, or the Amendment, with the Secretary of State of the State of Delaware to effect a one-for-thirty (1-for-30) reverse stock split of our outstanding common stock. The Amendment became effective at 5:00 p.m. Eastern Time on June 29, 2022.
The Amendment provides that, at the effective time of the Amendment, every thirty (30) shares of our issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split effected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. As a result of the reverse stock split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted share unit award and performance unit award issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted share unit award and performance unit award, and, in the case of stock options, a proportionate increase in the exercise price of all such stock options. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment was reduced proportionately.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of our common stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share).

Our common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on Thursday, June 30, 2022. The new CUSIP number for our common stock following the reverse stock split is 30205M 200.

All information presented in this Quarterly Report on Form 10-Q, unless otherwise indicated herein, assumes a 1-for-30 reverse stock split of our outstanding shares of Common Stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such assumed reverse stock split.
Private Placement
On May 9, 2022, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain accredited investors, or the Investors, pursuant to which we agreed to issue and sell to the Investors in a private placement an aggregate of 867,369 shares, or the Shares, of our common stock, par value $0.0001 per share, or Common Stock, at a purchase price of $5.81 per share, or the Private Placement. The Private Placement closed on May 18, 2022, or the Closing Date. We received aggregate gross proceeds from the Private Placement of approximately $5.0 million, before deducting estimated offering expenses payable by us. We expect the net proceeds from the Private Placement to be used to support the development of the advancement of our preclinical program, including the development of its SCN9A product candidate, as well as other working capital and general corporate purposes. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, the lead investor, CBI USA, Inc., or CBI USA, has the right to nominate a member to the Board provided such nominee qualifies as an “independent” director under Nasdaq Listing Rule 5605(a)(2), effective as of the closing date. CBI USA also has the right, as of the Closing Date, to designate one individual to attend all meetings of the Board in a nonvoting observer capacity. Also, on May 9, 2022, we entered into a registration rights agreement, or the Registration Rights Agreement, with the Investors, pursuant to which we agreed to register the Shares for resale. Under the Registration Rights Agreement, we agreed to file a registration statement covering the resale of the Shares by no later than July 18, 2022. On July 11, 2022, we filed a registration statement on Form S-3 with the SEC for the resale of the Shares and caused the registration statement to become effective on July 20, 2022.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	Change
Revenue:
Collaboration revenue	$2,471	$79	$2,392	3,028%
Total revenue	2,471	79	2,392	3,028%
Operating expenses:
Research and development expense	6,749	10,843	(4,094)	(38)%
General and administrative expense	3,205	3,098	107	3%
Total operating expenses	9,954	13,941	(3,987)	(29)%
Operating loss	(7,483)	(13,862)	6,379	(46)%
Other income (expense), net:
Dividend income	16	2	14	700%
Interest income	1	43	(42)	(98)%
Interest expense	—	(450)	450	(100)%
Other expense, net	(4)	(2)	(2)	100%
Total other income (expense), net	13	(407)	420	(103)%
Net loss before provision for income taxes	(7,470)	(14,269)	6,799	(48)%
Provision for income taxes	—	—	—	—%
Net loss	$(7,470)	$(14,269)	$6,799	(48)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$1,775	$—	$1,775	n/m
AbbVie Collaboration Agreement	696	79	617	781%
Total collaboration revenue	$2,471	$79	$2,392	3,028%
Total revenue	$2,471	$79	$2,392	3,028%

Collaboration revenue was $2.5 million during the three months ended June 30, 2022, reflecting an increase of $2.4 million, or 3,028%, from collaboration revenue of $0.1 million for the three months ended June 30, 2021. The increase in collaboration revenue of $2.4 million is mostly due to revenue related to the Ipsen Collaboration Agreement of $1.8 million, as well as an increase in revenue related to the AbbVie Collaboration Agreement of $0.6 million.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	Change
Platform and discovery-related expense	$2,339	$2,481	$(142)	(6)%
Employee-related expense	1,997	3,197	(1,200)	(38)%
Clinical development programs expense	1,229	4,202	(2,973)	(71)%
Facilities, depreciation, and other expenses	1,184	963	221	23%
Total research and development expense	$6,749	$10,843	$(4,094)	(38)%

Full time employees	31	66	(35)

Research and development expense was $6.7 million for the three months ended June 30, 2022, reflecting a decrease of $4.1 million, or 38%, from research and development expense of $10.8 million for three months ended June 30, 2021. The decrease in research and development expense for the three months ended June 30, 2022 of $4.1 million reflects a reduction in headcount and fewer discovery, preclinical, and clinical program activities resulting from the restructuring activities that were announced in December 2021. More specifically, the decrease in research and development expense for the three months ended June 30, 2022 of $4.1 million was primarily due to a decrease in costs related to our clinical development programs of $3.0 million, lower employee-related expense of $1.2 million, and lower platform and discovery-related expense of $0.1 million.
The decrease in clinical development programs expense for the three months ended June 30, 2022 of $3.0 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program, which we indefinitely suspended in December 2021. In addition, lower clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), which we began to wind down in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
The decrease in employee-related expense for the three months ended June 30, 2022 of $1.2 million was due to lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in December 2021. These lower costs in the three months ended June 30, 2022 were partially offset by retention award expense for current employees.

The decrease in platform and discovery-related expense for the three months ended June 30, 2022 of $0.1 million was mostly due to lower costs for materials, reagents, and supplies in connection with a reduction in headcount and fewer discovery and preclinical program activities as compared to the prior-year period, partially offset by an increase in costs for in vivo study activities with contract research organizations related to our SCN9A pain program.
The increase in facilities, depreciation, and other expenses for the three months ended June 30, 2022 of $0.2 million was primarily due to higher variable lease costs in the current-year period.
In connection with the restructuring activities announced in December 2021 and based on our current operating plan, we expect our research and development expenses to decrease by approximately 35-40% during 2022 as compared to 2021.
General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	Change
General and administrative expense	$3,205	$3,098	107	3%
Full time employees	8	12	(4)

General and administrative expense was $3.2 million for the three months ended June 30, 2022, representing an increase of $0.1 million, or 3%, from $3.1 million for the three months ended June 30, 2021. The increase for the three months ended June 30, 2022 was mostly due to higher legal costs and retention award expense for current employees, partially offset by lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in December 2021, as well as lower costs for consulting, investor relations, and board fees.
Interest expense
The decrease in interest expense of $0.5 million for the three months ended June 30, 2022 is in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) on March 15, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change
Revenue:
Collaboration revenue	$5,036	$1,076	$3,960	368%
Total revenue	5,036	1,076	3,960	368%
Operating expenses:
Research and development expense	13,889	21,105	(7,216)	(34)%
General and administrative expense	6,367	5,990	377	6%
Total operating expenses	20,256	27,095	(6,839)	(25)%
Operating loss	(15,220)	(26,019)	10,799	(42)%
Other (expense) income, net:
Dividend income	18	3	15	500%
Interest income	3	131	(128)	(98)%
Interest expense	(595)	(859)	264	(31)%
Other expense, net	(24)	(2)	(22)	1,100%
Total other expense, net	(598)	(727)	129	(18)%
Net loss before provision for income taxes	(15,818)	(26,746)	10,928	(41)%
Provision for income taxes	—	—	—	—%
Net loss	$(15,818)	$(26,746)	$10,928	(41)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$3,854	$—	$3,854	n/m
AbbVie Collaboration Agreement	1,182	1,076	106	10%
Total collaboration revenue	$5,036	$1,076	$3,960	368%
Total revenue	$5,036	$1,076	$3,960	368%

Collaboration revenue was $5.0 million during the six months ended June 30, 2022, reflecting an increase of $4.0 million, or 368%, from collaboration revenue of $1.1 million for the six months ended June 30, 2021. The increase in collaboration revenue of $4.0 million is mostly due to revenue related to the Ipsen Collaboration Agreement of $3.9 million, as well as an increase in revenue related to the AbbVie Collaboration Agreement of $0.1 million.
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change
Platform and discovery-related expense	$4,484	$6,286	$(1,802)	(29)%
Employee-related expense	4,300	5,960	(1,660)	(28)%
Clinical development programs expense	2,855	6,805	(3,950)	(58)%
Facilities, depreciation, and other expenses	2,250	2,054	196	10%
Total research and development expense	$13,889	$21,105	$(7,216)	(34)%

Full time employees	31	66	(35)

Research and development expense was $13.9 million for the six months ended June 30, 2022, reflecting a decrease of $7.2 million, or 34%, from research and development expense of $21.1 million for six months ended June 30, 2021. The decrease in research and development expense for the six months ended June 30, 2022 of $7.2 million reflects a reduction in headcount and fewer discovery, preclinical, and clinical program activities resulting from the restructuring activities that were announced in December 2021. More specifically, the decrease in research and development expense for the six months ended June 30, 2022 of $7.2 million was primarily due to a decrease in costs related to our clinical development programs of $4.0 million, lower platform and discovery-related expense of $1.8 million, and lower employee-related expense of $1.7 million.
The decrease in clinical development programs expense for the six months ended June 30, 2022 of $4.0 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program which we indefinitely suspended in December 2021. In addition, lower clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), which we began to wind down in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
The decrease in platform and discovery-related expense for the six months ended June 30, 2022 of $1.8 million was mostly due to lower costs for materials, reagents, and supplies in connection with a reduction in headcount and fewer discovery and preclinical program activities, as well as lower intellectual property costs, as compared to the prior-year period. This decrease was partially offset by an increase in costs for in vivo study activities with contract research organizations related to our SCN9A pain program.
The decrease in employee-related expense for the six months ended June 30, 2022 of $1.7 million was due to lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in December 2021. These lower costs in the six months ended June 30, 2022 were partially offset by retention award expense for current employees.
The increase in facilities, depreciation, and other expenses for the six months ended June 30, 2022 of $0.2 million was primarily due to higher variable lease costs in the current-year period.

In connection with the restructuring activities announced in December 2021 and based on our current operating plan, we expect our research and development expenses to decrease by approximately 35-40% during 2022 as compared to 2021.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change
General and administrative expense	$6,367	$5,990	377	6%
Full time employees	8	12	(4)

General and administrative expense was $6.4 million for the six months ended June 30, 2022, representing an increase of $0.4 million, or 6%, from $6.0 million for the six months ended June 30, 2021. The increase for the six months ended June 30, 2022 was mostly due to higher legal costs and retention award expense for current employees, partially offset by lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in December 2021, as well as lower costs for investor relations, board fees, and consulting costs.
Interest expense
The decrease in interest expense of $0.3 million for the six months ended June 30, 2022 was due to the effects of a lower average debt balance during the six months ended June 30, 2022 as compared to the prior-year period, partially offset by the acceleration of unamortized debt discount and issuance costs in the current year period in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) on March 15, 2022.
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
As of June 30, 2022, our cash, cash equivalents, short-term investments, and restricted cash were $23.4 million as compared to $48.3 million as of December 31, 2021. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. We have generated limited revenue to date from our collaboration agreements. We have no products approved for commercial sale and have not generated any product revenues from product sales to date, and we do not expect to generate revenue from sales of any product for several years, if at all.
We have incurred significant operating losses since inception. We incurred net losses of approximately $15.8 million and $26.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we have generated an accumulated deficit of $204.7 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Based on our current operating plans and existing working capital at June 30, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. If we are unable to raise capital, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to assets or preclinical programs that we might otherwise seek to develop independently.
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

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
	(unaudited)
Net cash used in operating activities	$(21,834)	$(25,885)
Net cash provided by investing activities	3,491	34,533
Net cash (used in) provided by financing activities	(3,103)	677
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(21,446)	$9,325

Operating activities
Net cash used in operating activities was $21.8 million and $25.9 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash used in operating activities for the six months ended June 30, 2022 of $4.1 million was primarily due to a decrease in cash used for working capital.
Investing activities
Net cash provided by investing activities was $3.5 million and $34.5 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash provided by investing activities of $31.0 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash used in financing activities of $3.1 million for six months ended June 30, 2022 is due to the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement, partially offset by net proceeds of approximately $4.9 million received in connection with the May 2022 private placement transaction.
Net cash provided by financing activities of $0.7 million for the six months ended June 30, 2021 was due to proceeds from the exercise of common stock options.
Funding Requirements
We expect our expenses to increase as we continue our ongoing activities, particularly as we continue our research and development, initiate preclinical studies or clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing and expenditures of our preclinical studies and our research and development activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations.
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements early into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the global financial markets have experienced significant disruptions over the past couple years due to the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine. Any further disruption or slowdown in the global financial markets and economy may negatively affect our ability to raise funding through equity or debt financings on attractive terms or at all, which could in the future negatively affect our operations.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Messrs. Giljohann and Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al., Case No. 1:22-cv-01217. On April 25, 2022, Stourbridge Investments LLC filed a similar shareholder derivative lawsuit against the same individuals in the United States District Court for the District of Delaware, captioned Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri, Sim, and Stourbridge complaints, or collectively, the Derivative Complaints, allege that the defendants caused the Company to issue false and/or misleading statements in its 2021 proxy statement regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties. The Derivative Complaints also assert that Dr. Giljohann and Mr. Bock are liable for contribution under the federal securities laws. The Puri and Stourbridge complaints further assert state law claims for unjust enrichment, and the Puri complaint additionally asserts state law claims for abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders.

All of the Derivative Cases have been stayed pending a decision on any motion to dismiss that may be filed in the Puri case. In addition, the Stourbridge case has been administratively closed pending the decision on motion to dismiss that may be filed in the Puri case.
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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our unaudited condensed consolidated financial statements for the period ended June 30, 2022 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at June 30, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
We are a biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biotechnology company developing nucleic acid therapies targeting ribonucleic acid against validated targets to neurological disorders and hair loss. Since our inception in June 2011, we have devoted our resources to the development of SNA technology. We have had significant operating losses since our inception. As of June 30, 2022, we have generated an accumulated deficit of $204.7 million. For the six months ended June 30, 2022 and 2021, our net loss was $15.8 million and $26.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technology and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
We are seeking to maximize the value of our assets, address our liabilities, and raise additional capital for our existing business. We are pursuing asset out-licenses, asset sales and similar strategic transactions. There can be no assurance that we will be successful in executing a strategic transaction.
We are actively considering strategic alternatives for our therapeutic portfolios, with the goal of maximizing stockholder value of these assets. These strategic alternatives may include a variety of different business arrangements, such as the sale of certain of our assets, strategic partnerships, joint ventures, restructurings, divestitures, investments and other alternatives. We may not be able to identify or consummate a suitable transaction as a result of this review. We do not currently have any commitments for future external funding and additional financing may not be available on a timely basis, on acceptable terms, or at all.
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
If our existing therapeutic candidates or our future therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development and preclinical studies and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2022, we had $22.4 million in cash, cash equivalents, and restricted cash and $1.0 million in short-term investments. Based on our current operating plans and existing working capital at June 30, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Since the length of time and activities associated with successful development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any; limit strategic opportunities; undergo reductions in our workforce or other corporate restructuring activities; consider other various strategic alternatives, including a merger or sale; or cease operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technology or therapeutic candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities, payments received in connection with our collaboration, option, and license agreement with AbbVie Inc., or AbbVie, our collaboration, option and license agreement with Ipsen Biopharm Limited, or Ipsen, our research collaboration, license, and option agreement with Purdue Pharma L.P., or Purdue, our license and development agreement with Dermelix LLC, or Dermelix, or as a primary contractor or as a subcontractor on government grants, proceeds from our credit and security agreement with MidCap Financial Trust, or MidCap, and proceeds from our loan agreement with Hercules Technology Growth Capital, or Hercules. We will be required to seek additional funding in the future and intend to do so through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

As of August 11, 2022, Illinois remains in “Phase 5” of the Restore Illinois Plan. During the COVID-19 pandemic, certain jurisdictions removed restrictions only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19 or the introduction and spread of new variants of SARS-CoV-2.
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
We may not be able to initiate or conduct clinical trials for our product candidates within our predicted timelines if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our future clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
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
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. We may encounter further difficulties and/or delays in completing our planned enrollments. Enrollment delays in our future clinical trials may result in increased development costs for our product candidates, or the inability to complete development of our product candidates, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.
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
We may not be able to identify any suitable acquiror, licensing or collaboration partner for cavrotolimod, or if we are able to find such a suitable acquiror or partner, to enter into a transaction with such acquiror or partner on favorable terms, which will impair our ability to derive value from the cavrotolimod asset.

On December 10, 2021, in connection with our announcement to implement strategic measures to reduce cash burn and prioritize our pipeline focus, we announced the wind-down of our immuno-oncology program cavrotolimod (AST-008). As a result of such determination, the primary path available to derive value from the cavrotolimod asset is to find a suitable acquiror, licensing or collaboration partner for the asset. We currently have no agreements or commitments to engage in any specific transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. To the extent that this effort results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of this effort or that a transaction will be able to be consummated upon favorable terms, including up-front, milestone, royalty and/or license payments as a result of numerous factors, many of which are outside of our control. Furthermore, if we enter into a transaction relating to cavrotolimod, we cannot predict the impact that such transaction might have on our stock price. We also cannot predict the impact on our stock price if we fail to enter into such a transaction. If we do enter into a transaction to out-license cavrotolimod, there is no assurance that the licensee will be successful in the development and commercialization of the asset as any potential licensee would be subject to many of the same risks associated with clinical development set forth in this “Risk Factors” section.

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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with applicable good laboratory practices, or GLPs, and clinical trials to be conducted in accordance with applicable FDA regulations and good clinical practices, or GCPs, including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of June 30, 2022, we had 39 employees. As our development and commercialization plans and strategies develop, and as we further develop as a public company, we may need additional managerial, operational, financial and other personnel, including personnel to support our product development and planned future commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
As of June 30, 2022, we had $22.4 million in cash, cash equivalents, and restricted cash and $1.0 million in short-term investments. We invest our excess cash in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2022, our patent portfolio consists of over 90 issued patents and allowed patent applications and over 50 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Although we do not currently have any products on the market, our current and future business operations may subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, including physicians and third-

party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell or distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place. This includes reductions to Medicare payments to providers of 2% per fiscal year, that began in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 relief legislation, including the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 , among other things, suspended the 2% Medicare sequester from May 1, 2020 through June 30, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

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
Risks Related to Ownership of Our Common Stock
Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “XCUR.” The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If The Nasdaq Stock Market LLC, or Nasdaq, delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
•limited availability of market quotations for our securities;

•a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage, if any; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
As previously reported, on December 30, 2021, we received a letter from the staff of Nasdaq notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). We were provided an initial period of 180 calendar days, or until June 28, 2022, to regain compliance. In order to have regained compliance, the closing bid price of our common stock would have had to meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180-calendar day grace period. During such compliance period, the closing bid price of our common stock did not satisfy the bid price requirement.
As a result, on June 29, 2022, we received another notice from Nasdaq stating that we had not regained compliance with the bid price requirement during the compliance period. The letter also noted that we were not eligible for a second 180-calendar day grace period, as we did not then comply with Nasdaq Listing Rule 5505(b), which requires a minimum of $5,000,000 in stockholders’ equity for a second grace period, among other Nasdaq listing criteria. We effected a 1-for-30 reverse stock split of our common stock on June 29, 2022, and on July 19, 2022, we were informed by Nasdaq that we had regained compliance with the bid price requirement and that we were back in compliance with the applicable Nasdaq continued listing criteria.
Notwithstanding the reverse stock split and our compliance with The Nasdaq Capital Market requirements, we cannot be certain that our share price will comply with the requirements for continued listing of our common stock on The Nasdaq Capital Market in the future, or that we will comply with the other continued listing requirements. In that regard, we expect to receive a deficiency notice from Nasdaq upon the filing of this Quarterly Report on Form 10-Q since our stockholders’ equity at June 30, 2022, was only approximately $1.2 million, which is less than the $2.5 million requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1). We anticipate that the notice will provide us with 45 days to submit a stockholders’ equity plan to regain compliance for the Nasdaq staff’s consideration. Pursuant to the Nasdaq Listing Rules, the maximum amount of time the staff may grant us for regaining compliance is 180 calendar days from the forthcoming deficiency notice. In the event the staff does not grant our request for an extension, or in the event the staff grants our request and we fail to regain compliance within the period granted, we would receive a delisting notice from the staff. We would then have the right to request a hearing before an independent Nasdaq Hearings Panel, or the Panel. The hearing request would automatically stay any delisting or suspension action pending the conclusion of the hearings process and the expiration of any additional extension period granted by the Panel following the hearing. The maximum amount of time the Panel may grant is 180 calendar days from the date of the delisting notice.
If our shares of common stock lose their status on Nasdaq, we believe that they would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by OTC Markets Group Inc., commonly referred to as the Pink Open Market and we may also qualify to be traded on their OTCQB market (The Venture Market). These markets are generally not considered to be as efficient as, and not as broad as, Nasdaq. Selling our shares on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock or even holding our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.
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
Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, on December 23, 2019, we completed the sale of 333,333 shares of our common stock in the December 2019 Offering and on August 2, 2019 we completed the sale of 1,054,166 shares of our common stock in the August 2019 Offering. The issuance of shares in both the December 2019 Offering and August 2019 Offering were pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on July 24, 2019. The shelf registration statement allows us to sell from time-to-time up to $125.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings; the remaining amount available under this shelf registration after the December 2019 Offering (inclusive of the exercise of the underwriters’ option in January 2020 to purchase additional shares at the public offering price in connection with the December 2019 Offering) is approximately $31.3 million. On December 16, 2021, we completed a registered direct offering with certain institutional investors, pursuant to which we issued (i) an aggregate of 433,533 shares of our common stock, (ii) pre-funded warrants to purchase up to an aggregate of 718,981 shares of our common stock, and (iii) warrants to purchase up to 576,261 shares of our common stock. The securities being offered in the December 2021 Offering were pursuant to the effective shelf registration statement on Form S-3 that was declared effective by the SEC on January 7, 2021. The issuance of the shares pursuant to the December 2019 Offering, the August 2019 Offering and the December 2021 Offering and/or the resale of a substantial number of shares of our common stock in the public market or the sale of any shares of our common stock under the equity distribution agreement could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Adverse market and price pressures that may result from the December 2019 Offering, the August 2019 Offering or the December 2021 Offering or an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
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
Based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13D, 13F or 13G filed with the SEC, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately one-third of our outstanding common stock as of June 30, 2022. As a result, if this group were to act together, they may be able to control the outcome of matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is be limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.	8-K	3.1	06/29/22	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1	Securities Purchase Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.	8-K	10.1	05/13/22	001-39011

10.2	Registration Rights Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.	8-K	10.2	05/13/22	001-39011

10.3+*	Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 15, 2022

EXICURE, INC.

By:	/s/ Matthias Schroff, Ph.D.
Matthias Schroff, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias D. Papadimas
Elias D. Papadimas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)