Form 10-Q
period 2022-09-30
EXICURE, INC.
filed 2022-11-14
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of November 11, 2022, there were 4,964,630 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors described in the “Risk Factor Summary” below and set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. These forward-looking statements include, but are not limited to, statements concerning the following:

•the ability to successfully consummate the private placement transaction with CBI USA, Inc. and to implement our strategic plans and measures with the goal of reducing cash burn and refocus our business and pipeline development, including the pursuit of our previously announced efforts to explore out-licensing opportunities and strategic alternatives to maximize stockholder value;
•our ability to raise substantial additional capital to fund our planned operations in the near term and our pursuit of strategic alternatives, particularly given the substantial doubt about our ability to continue as a going concern;
•our ability to remain listed on The Nasdaq Capital Market, including the ability to increase our stockholders’ equity and support our efforts to satisfy the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market;
•any strategic plan or alternative may involve unexpected costs, liabilities and/or delays;
•our expectations regarding the impact of the ongoing COVID-19 pandemic including the expected duration of disruption and immediate and long-term delays, interruptions or other adverse effects to collaboration and partnership programs, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy overall, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations;
•our estimates of expenses, use of cash, timing of future cash needs, ongoing losses, future revenue, including our estimates used to determine revenue recognition in connection with our collaboration agreements, and capital requirements, including our expectations relating to our needs for additional financing;
•the initiation, timing, progress and results of our current and future collaboration and partnership programs we are pursuing or may pursue;
•our dependence on current and future collaborators for advancement of therapeutic candidates pursuant to the terms of such collaborations, including ability to obtain and maintain regulatory approval and commercialization, if approved;

•our receipt and timing of any milestone payments or royalties under any current or future research collaboration and license agreements or arrangements;
•our ability to identify and develop therapeutic candidates;
•our ability to obtain and maintain intellectual property protection for our technologies and therapeutic candidates and our ability to operate our business without infringing the intellectual property rights of others;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•the impact of worsening macroeconomic conditions, including rising global inflation, actions taken by central banks to counter inflation, capital market instability, exchange rate fluctuations, supply chain disruptions and energy and fuel prices;
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
•Our common stock may be delisted from Nasdaq if we fail to comply with continued listing standards, including our ability to satisfy the minimum $2,500,000 stockholders’ equity requirement for continued listing.
•Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 pandemic, in regions where we or third parties on which we rely have business operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$15,646	$34,644
Short-term investments	—	4,497
Prepaid expenses and other assets	1,552	4,525
Total current assets	17,198	43,666
Property and equipment, net	3,032	3,927
Right-of-use asset	7,435	7,950
Other noncurrent assets	1,277	9,325
Total assets	$28,942	$64,868
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,873
Accounts payable	920	3,413
Accrued expenses and other current liabilities	3,016	6,464
Deferred revenue, current	21,774	17,317
Total current liabilities	25,710	34,067
Deferred revenue, noncurrent	—	11,509
Lease liability, noncurrent	6,935	7,404
Other noncurrent liabilities	—	656
Total liabilities	32,645	53,636

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 4,964,313 issued and outstanding, September 30, 2022; 3,626,073 issued and outstanding, December 31, 2021	—	—
Additional paid-in capital	187,343	181,301
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(191,045)	(170,067)
Total stockholders' (deficit) equity	(3,703)	11,232
Total liabilities and stockholders’ (deficit) equity	$28,942	$64,868
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$2,016	$(3,677)	$7,052	$(2,601)
Total revenue	2,016	(3,677)	7,052	(2,601)
Operating expenses:
Research and development expense	4,805	16,457	18,694	37,562
General and administrative expense	2,416	2,947	8,783	8,937
Total operating expenses	7,221	19,404	27,477	46,499
Operating loss	(5,205)	(23,081)	(20,425)	(49,100)
Other income (expense), net:
Dividend income	41	2	59	5
Interest income	4	8	7	139
Interest expense	—	(455)	(595)	(1,314)
Other expense, net	—	(5)	(24)	(7)
Total other income (expense), net	45	(450)	(553)	(1,177)
Net loss before provision for income taxes	(5,160)	(23,531)	(20,978)	(50,277)
Provision for income taxes	—	—	—	—
Net loss	$(5,160)	$(23,531)	$(20,978)	$(50,277)

Basic and diluted loss per common share	$(1.04)	$(8.01)	$(4.66)	$(17.14)
Weighted-average basic and diluted common shares outstanding	4,963,344	2,936,823	4,502,962	2,933,365
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,160)	$(23,531)	$(20,978)	$(50,277)
Other comprehensive loss, net of taxes
Unrealized gain (loss) on available for sale securities, net of tax	4	(6)	1	(84)
Other comprehensive gain (loss)	4	(6)	1	(84)
Comprehensive loss	$(5,156)	$(23,537)	$(20,977)	$(50,361)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2021	3,626,073	$—	$181,301	$(170,067)	$(2)	$11,232
Equity-based compensation	—	—	342	—	—	342
Exercise of common stock warrants	466,666	—	14	—	—	14
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Other comprehensive income (loss), net	—	—	—	—	(3)	(3)
Net loss	—	—	—	(8,348)	—	(8,348)
Balance at March 31, 2022	4,093,063	$—	$181,656	$(178,415)	$(5)	$3,236
Exercise of options	124	—	1	—	—	1
Equity-based compensation	—	—	507	—	—	507
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Issuance of common stock-ESPP	1,351	—	4	—	—	4
Issuance of common stock and warrants	867,369	—	4,886	—	—	4,886
Net loss	—	—	—	(7,470)	—	(7,470)
Balance at June 30, 2022	4,962,231	$—	$187,053	$(185,885)	$(5)	$1,163
Equity-based compensation	—	—	292	—	—	292
Vesting of restricted stock units and related repurchases	2,082	—	(2)	—	—	(2)
Other comprehensive income (loss), net	—	—	—	—	4	4
Net loss	—	—	—	(5,160)	—	(5,160)
Balance at September 30, 2022	$4,964,313	$—	$187,343	$(191,045)	$(1)	$(3,703)

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2020	2,921,684	$—	$167,388	$(105,965)	$83	$61,506
Exercise of options	11,408	—	546	—	—	546
Equity-based compensation	—	—	517	—	—	517
Other comprehensive loss, net	—	—	—	—	(51)	(51)
Net loss	—	—	—	(12,477)	—	(12,477)
Balance at March 31, 2021	2,933,092	$—	$168,451	$(118,442)	$32	$50,041
Equity-based compensation	—	—	764	—	—	764
Issuance of common stock-ESPP	3,436	—	131	—	—	131
Other comprehensive loss, net	—	—	—	—	(27)	(27)
Net loss	—	—	—	(14,269)	—	(14,269)
Balance at June 30, 2021	2,936,528	$—	$169,346	$(132,711)	$5	$36,640
Equity-based compensation	—	—	889	—	—	889
Vesting of restricted stock units and related repurchases	394	$—	$(9)	$—	$—	$(9)
Other comprehensive loss, net	—	$—	$—	$—	$(6)	$(6)
Net loss	—	$—	$—	$(23,531)	$—	$(23,531)
Balance at September 30, 2021	$2,936,922	$—	$170,226	$(156,242)	$(1)	$13,983
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,978)	$(50,277)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	882	829
Equity-based compensation	1,141	2,170
Amortization of long-term debt issuance costs and fees	477	213
Amortization of right-of-use asset	516	489
Amortization of investments	(2)	183
Other	23	6
Change in fair value of warrant liabilities	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	—	11
Prepaid expenses and other current assets	2,973	922
Other noncurrent assets	48	(72)
Accounts payable	(2,493)	629
Accrued expenses	(3,448)	1,697
Deferred revenue	(7,052)	22,601
Other liabilities	(469)	(408)
Net cash used in operating activities	(28,382)	(21,022)
Cash flows from investing activities:
Purchase of available for sale securities	(1,499)	(6,497)
Proceeds from sale or maturity of available for sale securities	5,998	46,097
Capital expenditures	(10)	(623)
Net cash provided by investing activities	4,489	38,977
Cash flows from financing activities:
Repayment of long-term debt	(7,500)	—
Payment of long-term debt fees and issuance costs	(506)	—
Proceeds from common stock offering	5,040	—
Payment of common stock financing costs	(154)	—
Proceeds from issuance of employee stock purchase plan	4	131
Proceeds from exercise of common stock warrants	14	—
Proceeds from exercise of common stock options	1	546
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(4)	(9)
Net cash (used in) provided by financing activities	(3,105)	668

Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,998)	18,623
Cash, cash equivalents, and restricted cash - beginning of period	43,844	34,462
Cash, cash equivalents, and restricted cash - end of period	$16,846	$53,085
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	$—	$303
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$15,646	$34,644
Restricted cash included in other noncurrent assets	1,200	9,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$16,846	$43,844
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. is an early-stage biotechnology company historically focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. The Company continues to explore out-licensing opportunities for cavrotolimod, its clinical-stage asset in immuno-oncology, as well as for its preclinical candidates, including the SCN9A program for neuropathic pain, and pursue all strategic alternatives with the goal of maximizing stockholder value.
On September 26, 2022, the Company announced its commitment to a plan to wind down its existing preclinical programs, including the development of its SCN9A program, to suspend all of its research and development (“R&D”) activities, including suspension of all partnered programs, and to implement a reduction in force whereby the Company reduced approximately 66% of its then-existing workforce, as well as other cost-cutting measures (collectively, the “Plan”). The purpose of the Plan was to decrease expenses, thereby, extending the Company’s cash runway, and enable the Company to maintain a streamlined organization to support key corporate functions.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the nine months ended September 30, 2022 and 2021, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Significant Risks and Uncertainties
Determining the estimate of total project hours used to recognize revenue for the Company’s collaboration agreements requires significant judgment and any changes to those estimates may have a significant impact on the amount and timing of revenue recognition for the Ipsen Collaboration Agreement or the AbbVie Collaboration Agreement (each, as defined in Note 3, Collaborative Research and License Agreements) in future periods. For example, during 2021, revenue recognized under the AbbVie Collaboration Agreement for the year ended December 31, 2021 reflected the cumulative catchup adjustment (reduction) of revenue recorded in connection with a change in estimate that occurred during the third quarter of 2021. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that estimated efforts required to complete the research services under the collaboration agreements will be further revised in the near-term which may result in additional adjustments in future periods.
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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of September 30, 2022, the Company has generated an accumulated deficit of $209,882 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of September 30, 2022, the Company’s cash, cash equivalents, short-term investments, and restricted cash were $16,846. Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
Management believes that it will be able to obtain additional funding through equity or debt financings, licensing arrangements or other arrangements to fund its current operations and business strategy. However, there can be no assurance that such additional financing will be available and, if available, can be obtained on terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations. There is a significant likelihood that, without the consummation of the September 2022 PIPE (as defined in Note 9), the Company will need to seek bankruptcy protection in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the interim condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the interim condensed consolidated statements of changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2022 and 2021, and the interim condensed consolidated

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, and the results of its cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period.
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
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13). ASU 2016-13 is a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. ASU 2016-13 requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. ASU 2016-13 also requires enhanced disclosure of credit risk associated with financial assets. The effective date of ASU 2016-13 was deferred by ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)—Effective Dates to the annual period beginning after December 15, 2022 for companies that (i) meet the definition of an SEC filer and (ii) are eligible as “smaller reporting companies” as such term is defined by the SEC, with early adoption permitted. The Company expects that the adoption of ASU 2016-13 will not have a material impact to the Company’s consolidated financial statements.
3. Collaborative Research and License Agreements
Ipsen Collaboration Agreement
On July 30, 2021, the Company entered into a Collaboration, Option and License Agreement with Ipsen (the “Ipsen Collaboration Agreement”). Pursuant to the Ipsen Collaboration Agreement, the Company granted to Ipsen exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of Huntington’s disease and Angelman syndrome. During the three months ended September 30, 2022 and 2021, the Company recognized revenue under the Ipsen Collaboration Agreement of approximately $1,427 and

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

$803, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue under the Ipsen Collaboration Agreement of approximately $5,282 and $803, respectively. As of September 30, 2022, there was $12,409 of deferred revenue related to the Ipsen Collaboration Agreement, which is classified as current on the unaudited condensed consolidated balance sheet.
AbbVie Collaboration Agreement
On November 13, 2019, the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders. During the three months ended September 30, 2022 and 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $589 and $(4,480), respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $1,770 and $(3,404), respectively. As of September 30, 2022, there was $9,365 of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as current on the unaudited condensed consolidated balance sheet.
Summary of Contract Liabilities
Up-front payments are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements.
The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred Revenue Balance at December 31, 2021	Revenue Recognized	Deferred Revenue Balance at September 30, 2022
Ipsen Collaboration Agreement	$17,691	$(5,282)	$12,409
AbbVie Collaboration Agreement	11,135	(1,770)	9,365
Total	$28,826	$(7,052)	$21,774
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	September 30, 2022	December 31, 2021
Prepaid clinical, contract research and manufacturing costs	$501	$2,484
Prepaid insurance	37	763
Other	1,014	1,278
Prepaid expenses and other current assets	$1,552	$4,525

Other noncurrent assets

	September 30, 2022	December 31, 2021
Restricted cash	$1,200	$9,200
Other	77	125
Other noncurrent assets	$1,277	$9,325

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	September 30, 2022	December 31, 2021
Scientific equipment	$6,481	$6,471
Computers and software	63	60
Furniture and fixtures	30	30
Construction in process	—	33
Property and equipment, gross	6,574	6,594
Less: accumulated depreciation	(3,542)	(2,667)
Property and equipment, net	$3,032	$3,927
Depreciation and amortization expense was $289 and $283 for the three months ended September 30, 2022 and 2021, respectively, and $882 and $829 for the nine months ended September 30, 2022 and 2021, respectively.
Accrued expenses and other current liabilities

	September 30, 2022	December 31, 2021
Accrued clinical, contract research and manufacturing costs	$983	$3,689
Accrued restructuring costs	700	1,191
Lease liability, current	517	459
Accrued other expenses	816	1,125
Accrued expenses and other current liabilities	$3,016	$6,464

5. Investments
As of September 30, 2022 and December 31, 2021, the Company primarily invested its excess cash in debt instruments of corporations, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The following table summarizes the contract maturity of the available-for-sale securities the Company held as of September 30, 2022:

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of cash equivalents and available-for-sale securities by type of security at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$1,998	$—	$—	$1,998

	December 31, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$10,498	$—	$(2)	$10,496
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
The Company paid interest on the MidCap Credit Agreement of $194 and $1,041 during the nine months ended September 30, 2022 and 2021, respectively.
7. Leases
The Company’s lease arrangements at September 30, 2022 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) leases for office equipment (the “Office Equipment Leases”). The Chicago Lease and the Office Equipment Leases are classified as operating leases.
Chicago Lease
The Company has approximately thirty thousand square feet of office and laboratory space in Chicago, Illinois. The original term (the “Original Term”) of the Chicago Lease is 10 years, commencing on July 1, 2020 (the “Commencement Date”), which is the date the premises were ready for occupancy under the terms of the Chicago Lease. The Company has options to extend the term of the Chicago Lease for two additional successive periods of five years each (the “Extension Periods”) at the then prevailing effective market rental rate.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$326	$326	$979	$980
Variable lease costs	341	231	1,187	803
Short term lease costs	2	32	17	94
Total lease costs	$669	$589	$2,183	$1,877

The Company made cash payments for operating leases $2,364 and $1,721 during the nine months ended September 30, 2022 and 2021, respectively.
8. Restructuring
On September 26, 2022, the Company announced its commitment to a plan to wind down the Company’s R&D activities (the “September 2022 Restructuring”). This plan resulted in a reduction in force where the Company reduced approximately 66% of the Company’s existing workforce in early fourth quarter of 2022. Notified employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance, the majority of which were paid in October 2022 as a lump sum payment. All of the severance costs associated with the September 2022 Restructuring represented cash expenditures and were recorded within research and development expense within the accompanying unaudited condensed consolidated statement of operations. The accrued liability balance at September 30, 2022 associated with the September 2022 Restructuring is expected to be paid by November 2022.
The accrued liability balance at September 30, 2022 associated with the strategic reduction in force announced in December 2021 (the “December 2021 Restructuring”) consists of separation benefits in the form of salary continuation pursuant to an employment agreement and is expected to be paid between October 2022 and January 2023.
The following table presents changes in the accrued restructuring liability balance for the periods presented (in thousands):

	December 2021 Restructuring	September 2022 Restructuring	Total
Balance at December 31, 2021	$1,191	$—	$1,191
Payments	(1,010)	—	(1,010)
Additions	—	488	488
Adjustments (non-cash)	31	—	31
Balance at September 30, 2022	$212	$488	$700

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9. Stockholders’ Equity
Preferred Stock
As of September 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of September 30, 2022 and December 31, 2021, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of September 30, 2022 and December 31, 2021, the Company had 4,964,313 shares and 3,626,073 shares issued and outstanding, respectively.
The holders of shares of the Company’s common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders and there are no cumulative rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of the Company’s common stock are entitled to receive ratably any dividends that may be declared from time to time by the Board of Directors (the “Board”) out of funds legally available for that purpose. In the event of the Company’s liquidation, dissolution or winding up, the holders of shares of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding. The Company’s common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company’s common stock. The outstanding shares of the Company’s common stock are fully paid and non-assessable.
September 2022 PIPE
Securities Purchase Agreement
On September 26, 2022, the Company entered into a securities purchase agreement (the “September 2022 Securities Purchase Agreement”) with CBI USA, Inc. (“CBI USA”), pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares (the “September 2022 PIPE Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $1.60 per share (the “September 2022 PIPE”).
The September 2022 PIPE is expected to close in the fourth quarter of 2022 (the “September 2022 PIPE Closing Date”), subject to the satisfaction of certain closing conditions, including the Company’s stockholders voting in favor of the September 2022 PIPE. Immediately following the closing of the September 2022 PIPE, CBI USA will hold approximately 50.4% of the shares of the Company’s common stock. At closing of the September 2022 PIPE, the Company expects to receive aggregate gross proceeds of approximately $5,440, before deducting estimated offering expenses payable by the Company. The Company expects to use these net proceeds as working capital and to support general corporate purposes.
The shares of Common Stock issued by the Company pursuant to the September 2022 Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent effective registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws.
Pursuant to the September 2022 Securities Purchase Agreement, in connection with the closing of the September 2022 PIPE, CBI USA will have the right to nominate the number of members to the Company’s Board equivalent to its proportional equity ownership of shares of the Company’s common stock from time to time, subject to the approval by the Board and compliance with any SEC or Nasdaq rules, including Nasdaq Listing Rule 5640.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

September 2022 Registration Rights Agreement
Also, on September 26, 2022, the Company entered into a registration rights agreement (the “September 2022 Registration Rights Agreement”) with CBI USA, pursuant to which the Company agreed to register the resale of the September 2022 PIPE Shares. Under the September 2022 Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale of the September 2022 PIPE Shares no later than the sixtieth (60th) day following the September 2022 PIPE Closing Date. The Company has agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in the September 2022 Registration Rights Agreement), and to keep such registration statement continuously effective until the earlier of (i) the date the September 2022 PIPE Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the September 2022 PIPE Closing Date. The Company has also agreed, among other things, to pay all reasonable fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for CBI USA except as specifically provided in the September 2022 Registration Rights Agreement) incident to the performance of or compliance with the September 2022 Registration Rights Agreement by the Company.
In the event the registration statement has not been filed within 90 days following the September 2022 PIPE Closing Date, subject to certain limited exceptions, then the Company has agreed to make pro rata payments to CBI USA as liquidated damages in an amount equal to 0.5% of the aggregate amount invested by CBI USA in the September 2022 PIPE Shares per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the September 2022 Registration Rights Agreement.
The Company has granted CBI USA customary indemnification rights in connection with the registration statement. CBI USA has also granted the Company customary indemnification rights in connection with the registration statement.
May 2022 PIPE
Securities Purchase Agreement
On May 9, 2022, the Company entered into a securities purchase agreement (the “May 2022 Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 867,369 shares (the “May 2022 PIPE Shares”) of the Company’s Common Stock, par value $0.0001 per share, at a purchase price of $5.81 per share (the “May 2022 PIPE”). The May 2022 PIPE closed on May 18, 2022 (the “May 2022 PIPE Closing Date”). The Company received aggregate net proceeds from the May 2022 PIPE of approximately $4,886 after deducting transaction-related expenses.
Pursuant to the May 2022 Securities Purchase Agreement, in connection with the May 2022 PIPE, CBI USA will have the right to nominate a member to the Board, subject to the approval by the Board and provided such nominee qualifies as an “independent” director under Nasdaq Listing Rule 5605(a)(2), effective as of the May 2022 PIPE Closing Date. CBI USA will also have the right, effective as of the May 2022 PIPE Closing Date, to designate one individual to attend all meetings of the Board in a non-voting observer capacity.
Registration Rights Agreement
Also, on May 9, 2022, the Company entered into a registration rights agreement (the “May 2022 Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register the resale of the May 2022 PIPE Shares. Under the May 2022 Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Shares no later than July 18, 2022. On July 11, 2022, the Company filed a registration statement on Form S-3 with the SEC for the resale of the Shares and caused the registration statement to become effective on July 20, 2022.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company has granted the Investors customary indemnification rights in connection with the registration statement. The Investors have also granted the Company customary indemnification rights in connection with the registration statement.
Common Stock Warrants
On January 4, 2022 and January 21, 2022, the holder of the pre-funded warrants that were acquired in a registered-direct offering transaction dated December 16, 2021 exercised the right to purchase 250,000 shares and 216,666 shares, respectively, of the Company’s common stock. As a result, 466,666 aggregate shares of the Company’s common stock were issued upon such exercises with aggregate proceeds totaling $14 from such exercises. As of September 30, 2022, there are no unexercised pre-funded warrants that are outstanding.
As of September 30, 2022, warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding. The warrants are classified as equity.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2022:

	Unrealized losses on short-term investments	Total
Balance at December 31, 2021	$(2)	$(2)
Other comprehensive loss	(3)	(3)
Net current period other comprehensive income	(3)	(3)
Balance at March 31, 2022	$(5)	$(5)
Net current period other comprehensive income	—	—
Balance at June 30, 2022	$(5)	$(5)
Other comprehensive income	$4	$4
Net current period other comprehensive income	4	4
Balance at September 30, 2022	$(1)	$(1)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss	(51)	(51)
Net current period other comprehensive loss	(51)	(51)
Balance at March 31, 2021	$32	$32
Other comprehensive loss	(27)	(27)
Net current period other comprehensive loss	(27)	(27)
Balance at June 30, 2021	$5	$5
Other comprehensive loss	(5)	(5)
Net losses reclassified from accumulated other comprehensive loss	(1)	(1)
Net current period other comprehensive loss	(6)	(6)
Balance at September 30, 2021	$(1)	$(1)
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
As of September 30, 2022, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 140,261.
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
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of September 30, 2022, there were 42,471 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$118	$427	$448	$1,045
General and administrative expense	174	462	693	1,125
	$292	$889	$1,141	$2,170

Unamortized equity-based compensation expense at September 30, 2022 was $2,604, which is expected to be amortized over a weighted-average period of 2.9 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the nine months ended September 30, 2022 and 2021:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Expected term	5.3 to 6.1 years	5.0 to 6.1 years
Risk-free interest rate	2.86% to 3.56%; weighted avg. 2.90%	0.36% to 1.12%; weighted avg. 1.05%
Expected volatility	95.2% to 95.8%; weighted avg. 95.2%	81.7% to 83.6%; weighted avg. 82.6%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the nine months ended September 30, 2022 and 2021 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Nine months ended September 30, 2022	$3.46 to $5.51; weighted avg. $4.56	$3.46 to $5.51; weighted avg. $4.56
Nine months ended September 30, 2021	$34.50 to $77.10; weighted avg. $56.10	$34.50 to $77.10; weighted avg. $56.10

The weighted-average grant date fair value of common stock options granted in the nine months ended September 30, 2022 and 2021 was $2.52 and $39.00 per common stock option, respectively.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2021	331,420	$61.82	7.0	$—
Granted	232,028	4.56
Exercised	(124)	5.51
Forfeited	(250,830)	61.89
Outstanding - September 30, 2022	312,494	$19.27	6.1	$—
Exercisable - September 30, 2022	167,424	$32.49	3.3	$—
Vested and Expected to Vest - September 30, 2022	301,522	$19.83	6.0	$—

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The aggregate intrinsic value of common stock options exercised during the nine months ended September 30, 2022 and 2021 was effectively zero and $243, respectively.
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	10,109	$50.04
Granted	51,536	3.42
Settled	(4,009)	23.68
Forfeited	(5,816)	4.26
Unvested balance - September 30, 2022	51,820	$9.21
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
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	—	$—
Granted	97,643	3.45
Unvested balance - September 30, 2022	97,643	$3.45
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
Matthias Schroff, the Company’s Chief Executive Officer, and Elias Papadimas, the Company’s Chief Financial Officer, hold Eligible Stock Options exercisable into an aggregate of 29,373 and 12,513 shares of the Company’s common stock, respectively. Non-employee directors, Jeffrey Cleland, Elizabeth Garofalo, Bali Muralidhar and James Sulat, hold Eligible Stock Options exercisable into an aggregate of 3,835, 5,000, 3,835 and 3,112 shares of the Company’s common stock, respectively.
The option repricing resulted in incremental stock-based compensation of $291, of which $193 was recorded as expense in the three months ended June 30, 2022, and $98 will be recognized as expense over the requisite service period in which the stock options vest.
11. Income Taxes
The Company incurred a pretax loss in each of the three and nine months ended September 30, 2022 and 2021, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three and nine months ended September 30, 2022 and 2021 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
12. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three and nine months ended September 30, 2022 and 2021.
The following is the computation of loss per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,160)	$(23,531)	$(20,978)	$(50,277)
Weighted-average basic and diluted common shares outstanding	4,963,344	2,936,823	4,502,962	2,933,365
Loss per share - basic and diluted	$(1.04)	$(8.01)	$(4.66)	$(17.14)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of September 30,
	2022	2021
Options to purchase common stock	312,494	368,665
Restricted stock units	51,820	18,220
Performance stock units	97,643	—
Warrants to purchase common stock	576,261	—
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
Assets measured at fair value on a recurring basis as of September 30, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,594	$3,594	$—	$—
Commercial paper	1,998	—	1,998	—
Total financial assets	$5,592	$3,594	$1,998	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$21,125	$21,125	$—	$—
Commercial paper	5,999	—	5,999	—
Short-term investments:
Commercial paper	4,497	—	4,497	—
Total financial assets	$31,621	$21,125	$10,496	$—
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
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of September 30, 2022, the Company has paid to NU an aggregate of $11,474 in consideration of each of the obligations described above.
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
15. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The Company recognized $75 as an expense in nine months ended September 30, 2021 in connection with these consulting services in the accompanying unaudited condensed consolidated statement of operations. The consulting agreement with this co-founder and former Board member expired on September 30, 2021 under the terms of the agreement and was not renewed.

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
Overview
We are an early-stage biotechnology company historically focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. We continue to explore out-licensing opportunities for cavrotolimod, our clinical-stage asset in immuno-oncology, as well as for our preclinical candidates, including the SCN9A program for neuropathic pain, and to pursue all strategic alternatives with the goal of maximizing stockholder value.
Restructuring
On September 26, 2022, we announced our commitment to a plan to wind down our existing preclinical programs, including the development of our SCN9A program, to suspend all of our research and development, or R&D, activities, including suspension of all partnered programs, and to implement a reduction in force whereby we reduced approximately 66% of our then-existing workforce, as well as other cost-cutting measures (collectively, the “Plan”). The purpose of the Plan was to decrease expenses, thereby, extending our cash runway, and enable us to maintain a streamlined organization to support key corporate functions.
SCN9A Program Update
As previously disclosed on our Current Report on Form 8-K dated September 27, 2022, for the SCN9A program targeting SCN9A, a gene that encodes the NaV1.7 channel, for neuropathic pain, we developed several potential candidates that have shown promising activity in preclinical studies with a significant level of knockdown of the SCN9A mRNA transcript. Unfortunately, results from a recent in vivo animal study in non-human primates did not meet desired target engagement levels as observed in previous in vitro preclinical studies. Additional preclinical studies would be required to understand recent findings, likely delaying the timing of IND-enabling work. As a result, as discussed above, we have suspended further pre-clinical activities for the SCN9A program as we continue to assess strategic alternatives for all our assets, including our platform technology, with the goal of maximizing stockholder value.
Private Placement
On September 26, 2022, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with CBI USA, Inc., or CBI USA, pursuant to which we agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares, or the Shares, of our common stock, par value $0.0001 per share, at a purchase price of $1.60 per share, or the Private Placement.
The Private Placement is expected to close in the fourth quarter of 2022, subject to the satisfaction of certain closing conditions, including the Company’s stockholders voting in favor of the Private Placement. Immediately following the closing of the Private Placement, CBI USA will hold approximately 50.4% of the shares of the Company’s common stock. We expect to receive aggregate gross proceeds from the Private Placement of approximately $5.4 million, before deducting estimated offering expenses payable by us. We expect the net proceeds from the Private Placement to be used as working capital and to support general corporate purposes. The Private

Placement would also serve to increase our stockholders’ equity and support our efforts to satisfy the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market.
The shares of Common Stock issued by the Company pursuant to the Securities Purchase Agreement have not been registered under the Securities Act, and may not be offered or sold in the United States absent effective registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws.
Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, CBI USA will have the right to nominate the number of members to our Board of Directors, or the Board, equivalent to its proportional equity ownership of shares of our common stock from time to time, subject to the approval by the Board and compliance with any SEC or Nasdaq rules, including Nasdaq Listing Rule 5640.
Also, on September 26, 2022, we entered into a registration rights agreement, or the Registration Rights Agreement, with CBI USA, pursuant to which we agreed to register the resale of the Shares. Under the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of the Shares no later than the sixtieth (60th) day following the closing. We have agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in the Registration Rights Agreement), and to keep such registration statement continuously effective until the earlier of (i) the date the Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the closing date. We have also agreed, among other things, to pay all reasonable fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for CBI USA except as specifically provided in the Registration Rights Agreement) incident to the performance of or compliance with the Registration Rights Agreement by us.
In the event the registration statement has not been filed within 90 days following the closing date, subject to certain limited exceptions, then we have agreed to make pro rata payments to CBI USA as liquidated damages in an amount equal to 0.5% of the aggregate amount invested by CBI USA in the Shares per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the Registration Rights Agreement.
We have granted CBI USA customary indemnification rights in connection with the registration statement. CBI USA has also granted us customary indemnification rights in connection with the registration statement.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have devoted substantial resources to the research and development of spherical nucleic acids, or SNAs, and the protection and enhancement of our intellectual property. We have no products approved for sale and have primarily funded our operations through sales of our securities and collaborations. Through September 30, 2022, we have raised gross proceeds of $206.6 million from the sale of common stock and preferred stock. We have also received $56.0 million in upfront payments from collaborations, including an upfront payment of $20.0 million we received in August 2021 in connection with our research collaboration, license, and option agreement with Ipsen, or the Ipsen Collaboration Agreement, and an upfront payment of $25.0 million we received in November 2019 in connection with our research collaboration license and option agreement with AbbVie, or the AbbVie Collaboration Agreement. As of September 30, 2022, our cash, cash equivalents, short-term investments, and restricted cash were $16.8 million.
Since our inception, we have incurred significant operating losses. As of September 30, 2022, we have generated an accumulated deficit of $209.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
Based on our current operating plans and existing working capital at September 30, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. If we are unable to raise capital, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations. There is a significant likelihood that, without the consummation of the Private Placement, we will need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
We expect to finance our cash needs through a combination of public or private equity offerings, debt financings, asset divestitures, and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue operations.
Recent Developments
Nasdaq Listing Requirements Deficiency Notice
As previously disclosed on our Current Report on Form 8-K dated August 24, 2022, on August 22, 2022, we received a notice letter from The Nasdaq Stock Market LLC, or Nasdaq, that our stockholders’ equity, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 15, 2022, does not satisfy the minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1), or the Rule.
We had 45 calendar days from the date of the notice to submit to Nasdaq a plan to regain compliance with the Rule. We submitted our plan to regain compliance on October 6, 2022 and it is currently under review by Nasdaq. If our plan is accepted, the Nasdaq Staff may grant us an extension of up to 180 calendar days from the date of the notice for us to provide evidence of compliance. If the plan is not accepted or we are granted an extension and do not regain compliance by the end of the extension period, we will then consider actions appropriate to the circumstances, which may include requesting a hearing before a Nasdaq Hearings Panel. Such hearing request would automatically stay any suspension or delisting action pending the conclusion of the hearings process.
There can be no assurance that we will be able to regain compliance with the Rule. If we do not regain compliance with the Rule, then our common stock may be delisted.
Known Trends, Events, and Uncertainties
Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects could be materially adversely affected. In addition, we continue to monitor the impacts of other global and worsening macroeconomic conditions, such as the war in Ukraine, global geopolitical tension, increasing inflation and interest rates, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices. For additional information, see “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Revenue:
Collaboration revenue	$2,016	$(3,677)	$5,693	155%
Total revenue	2,016	(3,677)	5,693	155%
Operating expenses:
Research and development expense	4,805	16,457	(11,652)	(71)%
General and administrative expense	2,416	2,947	(531)	(18)%
Total operating expenses	7,221	19,404	(12,183)	(63)%
Operating loss	(5,205)	(23,081)	17,876	(77)%
Other income (expense), net:
Dividend income	41	2	39	1,950%
Interest income	4	8	(4)	(50)%
Interest expense	—	(455)	455	(100)%
Other expense, net	—	(5)	5	(100)%
Total other income (expense), net	45	(450)	495	(110)%
Net loss before provision for income taxes	(5,160)	(23,531)	18,371	(78)%
Provision for income taxes	—	—	—	—%
Net loss	$(5,160)	$(23,531)	$18,371	(78)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$1,427	$803	$624	78%
AbbVie Collaboration Agreement	589	(4,480)	5,069	113%
Total collaboration revenue	$2,016	$(3,677)	$5,693	155%
Total revenue	$2,016	$(3,677)	$5,693	155%

Collaboration revenue was $2.0 million during the three months ended September 30, 2022, reflecting an increase of $5.7 million, or 155%, from collaboration revenue of $(3.7) million for the three months ended September 30, 2021. The increase in collaboration revenue of $5.7 million is mostly due to an increase in revenue related to the AbbVie Collaboration Agreement of $5.1 million, as well as an increase in revenue related to the Ipsen Collaboration Agreement of $0.6 million.
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
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the Ipsen Collaboration Agreement, AbbVie Collaboration Agreement, or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Employee-related expense	$1,896	$3,432	$(1,536)	(45)%
Platform and discovery-related expense	1,849	5,636	(3,787)	(67)%
Facilities, depreciation, and other expenses	1,044	995	49	5%
Clinical development programs expense	16	6,394	(6,378)	(100)%
Total research and development expense	$4,805	$16,457	$(11,652)	(71)%

Full time employees	29	65	(36)

Research and development expense was $4.8 million for the three months ended September 30, 2022, reflecting a decrease of $11.7 million, or 71%, from research and development expense of $16.5 million for three months ended September 30, 2021. The decrease in research and development expense for the three months ended September 30, 2022 of $11.7 million reflects fewer clinical, preclinical, and discovery program activities and a reduction in headcount resulting from the restructuring activities that were announced in December 2021. More specifically, the decrease in research and development expense for the three months ended September 30, 2022 of $11.7 million was primarily due to a decrease in costs related to our clinical development programs of $6.4 million, lower platform and discovery-related expense of $3.8 million, and lower employee-related expense of $1.5 million.
The decrease in clinical development programs expense for the three months ended September 30, 2022 of $6.4 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program, which we indefinitely suspended in December 2021. In addition, lower clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), which we began to wind down in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.

The decrease in platform and discovery-related expense for the three months ended September 30, 2022 of $3.8 million was mostly due to the absence of the license fee paid to Northwestern University of $3.0 million in the prior year period in connection with the receipt of the upfront payment of $20.0 million from Ipsen, as well as lower costs for materials, reagents, and supplies in connection with a reduction in headcount and fewer discovery and preclinical program activities as compared to the prior-year period and lower intellectual property costs, partially offset by an increase in costs for in vivo study activities with contract research organizations.
The decrease in employee-related expense for the three months ended September 30, 2022 of $1.5 million was due to lower compensation and related costs in connection with a lower headcount during the period resulting from the restructuring activities that were announced in December 2021, as well as lower bonus expense in the current year period resulting from the reduction of the estimated 2022 bonus liability, partially offset by one-time severance costs of approximately $0.5 million in connection with the restructuring activities that were announced in September 2022.
Based on our current operating plan, we expect our research and development expenses to decrease by approximately 55% during full year 2022 as compared to 2021.
General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Change
General and administrative expense	$2,416	$2,947	(531)	(18)%
Full time employees	8	12	(4)

General and administrative expense was $2.4 million for the three months ended September 30, 2022, representing a decrease of $0.5 million, or 18%, from $2.9 million for the three months ended September 30, 2021. The decrease for the three months ended September 30, 2022 was mostly due to lower compensation and related costs in connection with a lower headcount during the period resulting from the restructuring activities that were announced in December 2021 and lower accrued bonus expense in the current year period resulting from the reduction of the estimated 2022 bonus liability, as well as lower accounting costs. These lower costs in the current year period were partially offset by higher legal, consultant, and advisory costs incurred.
Interest expense
The decrease in interest expense of $0.5 million for the three months ended September 30, 2022 is in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) on March 15, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Revenue:
Collaboration revenue	$7,052	$(2,601)	$9,653	371%
Total revenue	7,052	(2,601)	9,653	371%
Operating expenses:
Research and development expense	18,694	37,562	(18,868)	(50)%
General and administrative expense	8,783	8,937	(154)	(2)%
Total operating expenses	27,477	46,499	(19,022)	(41)%
Operating loss	(20,425)	(49,100)	28,675	(58)%
Other (expense) income, net:
Dividend income	59	5	54	1,080%
Interest income	7	139	(132)	(95)%
Interest expense	(595)	(1,314)	719	(55)%
Other expense, net	(24)	(7)	(17)	243%
Total other expense, net	(553)	(1,177)	624	(53)%
Net loss before provision for income taxes	(20,978)	(50,277)	29,299	(58)%
Provision for income taxes	—	—	—	—%
Net loss	$(20,978)	$(50,277)	$29,299	(58)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$5,282	$803	$4,479	558%
AbbVie Collaboration Agreement	1,770	(3,404)	5,174	152%
Total collaboration revenue	$7,052	$(2,601)	$9,653	371%
Total revenue	$7,052	$(2,601)	$9,653	371%

Collaboration revenue was $7.1 million during the nine months ended September 30, 2022, reflecting an increase of $9.7 million, or 371%, from collaboration revenue of $(2.6) million for the nine months ended September 30, 2021. The increase in collaboration revenue of $9.7 million is mostly due to an increase in revenue related to the AbbVie Collaboration Agreement of $5.2 million, as well as an increase in revenue related to the Ipsen Collaboration Agreement of $4.5 million.
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
We do not expect to generate any product revenue for the foreseeable future. However, future revenue may include amounts attributable to partnership activities including, a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties, and reimbursement of certain research and development expenses, in connection with the Ipsen Collaboration Agreement, AbbVie Collaboration Agreement, or any future collaboration and licenses.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change
Platform and discovery-related expense	$6,333	$11,922	$(5,589)	(47)%
Employee-related expense	6,196	9,392	(3,196)	(34)%
Facilities, depreciation, and other expenses	3,294	3,049	245	8%
Clinical development programs expense	2,871	13,199	(10,328)	(78)%
Total research and development expense	$18,694	$37,562	$(18,868)	(50)%

Full time employees	29	65	(36)

Research and development expense was $18.7 million for the nine months ended September 30, 2022, reflecting a decrease of $18.9 million, or 50%, from research and development expense of $37.6 million for nine months ended September 30, 2021. The decrease in research and development expense for the nine months ended September 30, 2022 of $18.9 million reflects fewer clinical, preclinical, and discovery program activities and a reduction in headcount resulting from the restructuring activities that were announced in December 2021. More specifically, the decrease in research and development expense for the nine months ended September 30, 2022 of $18.9 million was primarily due to a decrease in costs related to our clinical development programs of $10.3 million, lower platform and discovery-related expense of $5.6 million, and lower employee-related expense of $3.2 million.
The decrease in clinical development programs expense for the nine months ended September 30, 2022 of $10.3 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program which we indefinitely suspended in December 2021. In addition, lower clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), which we began to wind down in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
The decrease in platform and discovery-related expense for the nine months ended September 30, 2022 of $5.6 million was mostly due to the absence of the license fee paid to Northwestern University of $3.0 million in the prior year period in connection with the receipt of the upfront payment of $20.0 million from Ipsen, as well as lower costs for materials, reagents, and supplies in connection with a reduction in headcount and fewer discovery and preclinical program activities, as well as lower intellectual property costs, as compared to the prior-year period. This decrease was partially offset by an increase in costs for in vivo study activities with contract research organizations.
The decrease in employee-related expense for the nine months ended September 30, 2022 of $3.2 million was due to lower compensation and related costs in connection with a lower headcount during the period resulting from the restructuring activities that were announced in December 2021, as well as lower bonus expense in the current year period resulting from the reduction of the estimated 2022 bonus liability. These lower costs in the nine months ended September 30, 2022 were partially offset by retention award expense, as well as one-time severance costs of approximately $0.5 million in connection with the restructuring activities that were announced in September 2022.
The increase in facilities, depreciation, and other expenses for the nine months ended September 30, 2022 of $0.2 million was primarily due to higher variable lease costs in the current-year period.
Based on our current operating plan, we expect our research and development expenses to decrease by approximately 55% during full year 2022 as compared to 2021.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change
General and administrative expense	$8,783	$8,937	(154)	(2)%
Full time employees	8	12	(4)

General and administrative expense was $8.8 million for the nine months ended September 30, 2022, representing a decrease of approximately $0.2 million, or 2%, from $8.9 million for the nine months ended September 30, 2021. The decrease for the nine months ended September 30, 2022 was mostly due to lower compensation and related costs in connection with a lower headcount during the period resulting from the restructuring activities that were announced in December 2021, as well as lower costs for investor relations, accounting, and director fees. These lower costs in the current year period were partially offset by higher legal costs and retention award expense, as well as higher consultant and advisory costs.
Interest expense
The decrease in interest expense of $0.7 million for the nine months ended September 30, 2022 was due to the effects of a lower average debt balance during the nine months ended September 30, 2022 as compared to the prior-year period, partially offset by the acceleration of unamortized debt discount and issuance costs in the current year period in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) on March 15, 2022.
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
As of September 30, 2022, our cash, cash equivalents, short-term investments, and restricted cash were $16.8 million as compared to $48.3 million as of December 31, 2021. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. We have generated limited revenue to date from our collaboration agreements. We have no products approved for commercial sale and have not generated any product revenues from product sales to date, and we do not expect to generate revenue from sales of any product for several years, if at all.
We have incurred significant operating losses since inception. We incurred net losses of approximately $21.0 million and $50.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we have generated an accumulated deficit of $209.9 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Based on our current operating plans and existing working capital at September 30, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations and there is no certainty we will obtain such financing. If we are unable to raise capital, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations. There is a significant likelihood that, without the consummation of the Private Placement, we will need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
See “Funding Requirements” below for additional information on our future capital needs.
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

Private Placements
In September 2022, we entered into the Securities Purchase Agreement with CBI USA, pursuant to which we agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares of our common stock, par value $0.0001 per share, at a purchase price of $1.60 per share.

The Private Placement is expected to close in the fourth quarter of 2022, subject to the satisfaction of certain closing conditions, including our stockholders voting in favor of the Private Placement. Immediately following the closing of the Private Placement, CBI USA will hold approximately 50.4% of the shares of our common stock. We expect to receive aggregate gross proceeds from the Private Placement of approximately $5.4 million, before deducting estimated offering expenses payable by us. We expect the net proceeds from the Private Placement to be used as working capital and to support general corporate purposes.
In May 2022, we entered into a securities purchase agreement with several accredited investors, pursuant to which we issued and sold shares of common stock for net proceeds of approximately $4.9 million.

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
	(unaudited)
Net cash used in operating activities	$(28,382)	$(21,022)
Net cash provided by investing activities	4,489	38,977
Net cash (used in) provided by financing activities	(3,105)	668
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(26,998)	$18,623

Operating activities
Net cash used in operating activities was $28.4 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2022 of $7.4 million was primarily due to the absence of the prior-year period receipt of the upfront payment of $20.0 million from Ipsen in connection with the Ipsen Collaboration Agreement, partially offset by lower cash used for working capital and the absence of the prior-year period license fee paid to Northwestern

University of $3.0 million in connection with receipt of the upfront payment from Ipsen pursuant to the Ipsen Collaboration Agreement.
Investing activities
Net cash provided by investing activities was $4.5 million and $39.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash provided by investing activities of $34.5 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash used in financing activities of $3.1 million for nine months ended September 30, 2022 is due to the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement, partially offset by net proceeds of approximately $4.9 million received in connection with the May 2022 private placement transaction.
Net cash provided by financing activities of $0.7 million for the nine months ended September 30, 2021 was due to proceeds from the exercise of common stock options and issuance of shares in connection with our employee stock purchase program.
Funding Requirements
We expect our expenses to increase as we continue our ongoing activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to consider other various strategic alternatives, including a merger or sale; or cease operations. There is a significant likelihood that, without the consummation of the Private Placement, we will need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the terms and timing of any other collaboration, licensing and other arrangements that we may establish;
•the effects of health epidemics, including the ongoing COVID-19 pandemic, on our operations or the business or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business;
•the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including rising inflation and interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
•the number and characteristics of therapeutic candidates that we pursue;
•delays that may be caused by changing regulatory requirements;
•the cost and timing of hiring employees to support our growth;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the global financial markets have experienced significant disruptions over the past couple years due to the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, volatility in the capital markets and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. Any further disruption or slowdown in the global financial markets and economy may negatively affect our ability to raise funding through equity or debt financings on attractive terms or at all, which could in the future negatively affect our operations.
If we raise funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of rising interest rates, volatility in the capital markets and related market uncertainty. If we are unable to raise additional funds when needed, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations. There is a significant likelihood that, without the consummation of the Private Placement, we will need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
Going Concern
In accordance with Accounting Standards Codification 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. In the absence of a significant source of recurring revenue, our continued viability is dependent on our ability to continue to raise additional capital to finance our operations. Substantial additional financing will be needed by us to fund our operations. Changes in our business strategy, our operating plans, our existing and anticipated working capital needs, increased expenses, or other events will also affect our ability to continue as a going concern. If we are unable to obtain additional funding, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations.
There is a significant likelihood that, without the consummation of the Private Placement, we will need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, we included an explanatory paragraph in our unaudited condensed consolidated financial statements for the period ended September 30, 2022 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at September 30, 2022, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we are unable to raise capital when needed or on acceptable terms, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations.
We are a biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are an early-stage biotechnology company historically focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. Since our inception in June 2011, we have devoted our resources to the development of SNA technology, and currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of September 30, 2022, we have generated an accumulated deficit of $209.9 million. For the nine months ended September 30, 2022 and 2021, our net loss was $21.0 million and $50.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us, or any current or future collaborators, successfully developing therapeutic candidates, obtaining regulatory approvals to market and commercialize therapeutic candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or any current or future collaborators, are unable to develop and commercialize one or more of our therapeutic candidates or if sales revenue from any therapeutic candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Management has identified certain conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern, including the risk that we will be unable to raise adequate additional capital to fund our operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations. There is a significant likelihood that, without the consummation of the Private Placement, we will need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.
We are seeking to maximize the value of our assets, address our liabilities, and raise additional capital for our existing business. We are pursuing asset out-licenses, asset sales and similar strategic transactions. There can be no assurance that we will be successful in executing a strategic transaction.
We continue to actively seek strategic alternatives for our therapeutic portfolios, with the goal of maximizing stockholder value of these assets. These strategic alternatives may include a variety of different business arrangements, such as the sale of certain of our assets, strategic partnerships, joint ventures, restructurings, divestitures, investments and other alternatives. We may not be able to identify or consummate a suitable transaction as a result of this review. We do not currently have any commitments for future external funding and additional financing may not be available on a timely basis, on acceptable terms, or at all. There is a significant likelihood that, without the consummation of the Private Placement, we will need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
Our business could be adversely affected by the effects of health epidemics, including the global COVID‑19 pandemic, in regions where we or third parties on which we rely have business operations.
The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, continues to negatively impact the global economy. Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on our business activities performed by us or by third parties with whom we conduct business. Such effects could be more pronounced in regions where we have concentrations of business operations. Our company headquarters are located in Chicago, Illinois and we work with third parties located globally, including the United States and Europe.
As of November 11, 2022, Illinois remains in “Phase 5” of the Restore Illinois Plan. During the COVID-19 pandemic, certain jurisdictions removed restrictions only to return to restrictions in the face of increases in new COVID-19 cases. The extent of and timing for lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19 or the introduction and spread of new variants of SARS-CoV-2.
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
The regions in which we operate are currently being affected by COVID-19 and have become subject to additional government-imposed mitigation measures to prevent the ongoing spread of COVID-19. The effects of the executive orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will continue to depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic or a similar pandemic will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, the introduction and spread of new variants of the virus, limitations on our ability to conduct our business in the ordinary course, any reopening plans and additional closures, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions for us, our third party contractors and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The ultimate impact of the COVID-19 pandemic or a similar health pandemic is highly uncertain and subject to change; we continue to monitor the COVID-19 situation closely.
Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•the development, execution and announcement of any proposed business strategy, including our pursuit of out-licensing opportunities;
•investors may react negatively to the prospects of the Private Placement and/or our proposed business strategy;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•we are unable to achieve the perceived benefits of our Company as rapidly or to the extent anticipated by financial or industry analysts; and
•changes in general economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID-19 pandemic.
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

On December 10, 2021, in connection with our announcement to implement strategic measures to reduce cash burn and prioritize our pipeline focus, we announced the wind-down of our immuno-oncology program cavrotolimod (AST-008). As a result of such determination, the primary path available to derive value from the cavrotolimod asset is to find a suitable acquiror, licensing or collaboration partner for the asset. We currently have no agreements or commitments to engage in any specific transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. To the extent that this effort results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of this effort or that a transaction will be able to be consummated upon favorable terms, including up-front, milestone, royalty and/or license payments as a result of numerous factors, many of which are outside of our control. Furthermore, if we enter into a transaction relating to cavrotolimod, we cannot predict the impact that such transaction might have on our stock price. We also cannot predict the impact on our stock price if we fail to enter into such a transaction. If we do enter into a transaction to out-license cavrotolimod, there is no assurance that the licensee will be successful in the development and commercialization of the asset.
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
As of September 30, 2022, we had $16.8 million in cash, cash equivalents, and restricted cash. We invest our excess cash in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our therapeutic candidates, methods used to manufacture our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2022, our patent portfolio consists of over 90 issued patents and allowed patent applications and over 40 pending patent applications. We may not be able to apply for patents on certain aspects of our therapeutic candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our therapeutic candidates or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Risks Related to Government Regulation
If we or current or future collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our business or financial arrangements and relationships to develop, market and sell our therapeutics and may harm our reputation.
Although we do not currently have any products on the market, our current and future business operations may subject us to broadly applicable fraud and abuse, transparency reporting, health data privacy, and other healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business, which may constrain our business or financial arrangements and relationships. In addition, legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets are frequently proposed and passed, which, if applicable, could have a material effect on our business.
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
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “XCUR.” The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. On August 22, 2022, we received notice from The Nasdaq Stock Market LLC, or Nasdaq, that our stockholders’ equity, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on August 15, 2022, does not satisfy the minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1), or the Rule. We had 45 calendar days from the date of the notice to submit to Nasdaq a plan to regain compliance with the Rule. We submitted our plan to regain compliance on October 6, 2022, and it is currently under review by Nasdaq. If the plan is accepted, the Nasdaq Staff may grant an extension of up to 180 calendar days from the date of the notice for us to provide evidence of compliance. If the plan is not accepted or we are granted an extension and do not regain compliance by the end of the extension period, we will then consider actions appropriate to the circumstances, which may include requesting a hearing before a Nasdaq Hearings Panel. There can be no assurance that we will be able to regain compliance with the Rule. If we do not regain compliance with the Rule our common stock may be delisted.
If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
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
Additionally, as previously reported, on December 30, 2021, we received a letter from the staff of Nasdaq notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). We were provided an initial period of 180 calendar days, or until June 28, 2022, to regain compliance. In order to have regained compliance, the closing bid price of our common stock would have had to meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180-calendar day grace period. During such compliance period, the closing bid price of our common stock did not satisfy the bid price requirement.
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
•the development, execution and announcement of any proposed business strategy, including our pursuit of out-licensing opportunities;
•investors may react negatively to the prospects of the Private Placement and/or our proposed business strategy;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•we are unable to achieve the perceived benefits of our Company as rapidly or to the extent anticipated by financial or industry analysts; and
•changes in general economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID-19 pandemic.
In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors, such as those related to the COVID-19 pandemic and Russia’s invasion of Ukraine and retaliatory actions taken by the United States, NATO and others, may seriously harm the market price of our common stock, regardless of our operating performance.
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
Based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13D, 13F or 13G filed with the SEC, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 22% of our outstanding common stock as of September 30, 2022. As a result, if this group were to act together, they may be able to control the outcome of matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
Following the closing of the Private Placement, CBI USA will be our largest stockholder, and it would own a majority of the outstanding shares of our Common Stock and we would be treated as a “controlled company” under the rules of Nasdaq. As a controlled company, we would not be required to have a majority independent Board and our Compensation Committee and Nominating and Corporate Governance Committee would no longer be required to be composed solely of independent directors. Further, if CBI USA owns a majority of our Common Stock, it will then have sufficient votes to elect all of our directors and to approve any other corporate action requiring the affirmative vote of holders of a majority of the outstanding shares of our Common Stock.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us at any time. For example, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is be limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.	8-K	3.1	06/29/22	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1	Securities Purchase Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA, Inc.	8-K	10.1	09/27/22	001-39011

10.2	Registration Rights Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA, Inc.	8-K	10.2	09/27/22	001-39011

10.3+	First Amendment to the Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, dated September 23, 2022.	8-K	10.3	09/27/22	001-39011

10.4+	Second Amendment to the Amended and Restated Employment Agreement, by and between Exicure, Inc. and Elias Papadimas, dated September 23, 2022.	8-K	10.4	09/27/22	001-39011

10.5† *	Amendment Six to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of October 10, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates that portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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
Date: November 14, 2022

EXICURE, INC.

By:	/s/ Matthias Schroff, Ph.D.
Matthias Schroff, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias D. Papadimas
Elias D. Papadimas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)