Form 10-K
period 2022-12-31
EXICURE, INC.
filed 2023-03-27
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $8.9 million, based on a closing price of $2.16 per share of the registrant's common stock as reported on The Nasdaq Capital Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 23, 2023, the registrant had 8,366,715 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors described in the “Risk Factor Summary” below and set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. These forward-looking statements include, but are not limited to, statements concerning the following:
•substantial uncertainties regarding our exploration of strategic alternatives to maximize stockholder value, including whether we are able to identify potential partners and consummate transactions, in a timely manner or at all, whether we would be able to obtain sufficient funding to complete this process and whether any such transactions would generate value for stockholders;
•our ability to generate any meaningful value from sales, out-licensing or other transactions involving our historical assets;
•our ability to raise the substantial additional capital that is needed within the next few months to fund our operations and our pursuit of strategic alternatives, particularly given our current lack of a revenue source or committed financing and the substantial doubt about our ability to continue as a going concern;
•our ability to remain listed on The Nasdaq Capital Market, including the ability to maintain minimum stockholders’ equity and stock price, and comply with applicable governance requirements, for continued listing on The Nasdaq Capital Market;
•any strategic plan or alternative that we may identify and pursue may involve unexpected costs, liabilities and/or delays and may not deliver anticipated benefits to our stockholders;
•our estimates of expenses, use of cash, timing of future cash needs, ongoing losses and capital requirements, including our expectations relating to our needs for additional financing and the timing thereof may prove to be inaccurate;
•uncertainty about reaction from investors and potential business partners to our recent change of control and board composition and the future direction of the Company, and the ability of our controlling stockholder and new board members to earn the confidence of investors and potential partners despite limited experience with U.S. public companies, and how these factors may impact our ability to obtain funding and execute any strategic alternatives that we may identify;
•potential turnover of senior management in the near term, and any inability to attract and retain qualified management and other key personnel, could create significant continuity risk and impair our ability to raise capital and execute on our exploration of strategic alternatives;

•our ability to comply with all applicable laws, which may be particularly challenging given the recent turnover in our board, potential turnover in management, significant reductions in force, limited resources and the potential to enter into new business areas with which we have no past experience;
•our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;
•the impact of worsening macroeconomic conditions, including rising global inflation, actions taken by central banks to counter inflation, capital market and bank instability, exchange rate fluctuations, supply chain disruptions and energy and fuel prices;
•the impact of government laws and regulations as well as developments relating to our competitors or our industry; and
•other factors that may impact our financial results and condition and our ongoing strategic efforts.
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
Item 1. Business.
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. With respect to our historical assets, this includes continuing to explore out-licensing opportunities for cavrotolimod, our clinical-stage asset in immuno-oncology, as well as for our preclinical candidate associated with the SCN9A program for neuropathic pain.
While the foregoing efforts with respect to our historical assets are continuing, we do not expect they will generate significant value for stockholders, at least in the near term. Therefore, we are engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. We are exploring transactions both within our historical biotechnology and life science industry, as well as in other industries unrelated to our historical operations.
Because we currently have no source of revenue or committed financing, we will require substantial additional funding within the next few months in order to continue operations and our exploration of strategic alternatives and consummate any transactions that we may identify.
Restructuring
On September 26, 2022, we announced our commitment to a plan to wind down our existing preclinical programs, including the development of our SCN9A program, to suspend all of our research and development (“R&D”) activities, including suspension of all partnered programs, and to implement a reduction in force whereby we reduced approximately 66% of our then-existing workforce, as well as other cost-cutting measures (collectively, the “Plan”). The purpose of the Plan was to decrease expenses, thereby, extending our cash runway, and enable us to maintain a streamlined organization to support key corporate functions.
Change of Control
On February 24, 2023, following the satisfaction of closing conditions, including the approval by our stockholders at a Special Meeting of Stockholders held on December 15, 2022, we closed our private placement (the “Private Placement”) to CBI USA, Inc. (“CBI USA”). Exicure received gross proceeds of approximately $5.4 million in connection with the close of the Private Placement (or net proceeds of approximately $4.6 million after transaction expenses) and expects to use the net proceeds for general working capital purposes as we pursue strategic alternatives as well as for the payout for warrant put rights that were exercised as a result of the change of control.
Following the closing of the Private Placement, CBI USA is the beneficial owner of approximately 50.4% of the Company’s outstanding shares, resulting in a "change of control" of Exicure under the applicable rules of Nasdaq. At closing, CBI USA designated three members to the Company’s board of directors effective as of February 24, 2023. Additional directors were subsequently appointed by the board, and our board of directors currently includes 6 members, only one of which (Matthias Schroff, our Chief Executive Officer) was a director prior to the closing of the Private Placement. We are currently relying on Nasdaq’s “controlled company” exemption from the requirements that a majority of our board be independent and that we have an independent compensation committee and an independent nominating committee or function.

Current Focus
The Company currently expects to focus its efforts on the following:
•continue to implement its previously announced restructuring plan and efforts to maximize stockholder value that can be derived from historical biotechnology assets. The Company expects to evaluate on an ongoing basis whether the resources dedicated to these activities are sustainable and commensurate with the potential value that can be derived from them.
•explore growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. The board of directors will consider any promising transactions that it believes can create value for stockholders. We are exploring transactions both within our historical biotechnology and life science industry and in other industries unrelated to our historical operations. The Company expects these efforts may be focused in Asia where CBI USA’s affiliates have relationships and business connections, although domestic transactions are also being considered. Transactions that may be explored could include reverse mergers or share exchanges, as well as acquisitions of other businesses or investments. There can be no assurance that any agreement, arrangement or understanding with respect to such a transaction will be reached, or the potential structure or financial and other terms of any agreement, arrangement or understanding that may be reached.
•seek additional financing for the Company as needed to support these activities. Without a current source of revenue or committed financing, the Company believes that it will be necessary to obtain substantial additional financing in the next few months in order to provide sufficient runway to continue operating and pursue these activities. There can be no assurance that such financing, or financing in sufficient amounts or on acceptable terms, will be received.

Our Proprietary Technology: Spherical Nucleic Acids
Prior to the restructuring announced in September 2022 (as discussed above), our historical therapeutic discovery and development efforts were supported by our proprietary Spherical Nucleic Acid, or SNA, technology. SNAs are nanoscale constructs consisting of densely packed synthetic nucleic acid molecules that are radially arranged in three dimensions. We refer to these synthetic nucleic acid molecules in our SNAs as oligonucleotides and the radial orientation of the oligonucleotides without lipid or polymer encapsulation as our “inside out” or “3-D” approach. Our SNAs, unlike many other nucleic acid therapeutics, do not require lipid or polymer encapsulation or complexation in order to be delivered. Encapsulation is the process of confining the nucleic acids inside the cavities of larger structures, typically liposomes, whereas complexation is the process of creating an assembly of nucleic acids bound together with other molecules, typically lipids or polymers.
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
Neurology
During 2022, we continued to investigate the utility of our SNA technology for the treatment of neurological conditions in pain, Huntington’s disease and Angelman syndrome.
SCN9A, for the Treatment of Chronic Pain
As previously disclosed on our Current Report on Form 8-K dated September 27, 2022, for the SCN9A program targeting SCN9A, a gene that encodes the NaV1.7 channel, for neuropathic pain, we developed several potential candidates that had shown promising activity in preclinical studies with a significant level of knockdown of the SCN9A mRNA transcript. Unfortunately, results from a non-human primate study did not meet desired target engagement levels. Additional preclinical studies would be required to understand these findings, likely delaying the timing of IND-enabling work. As a result, as discussed above, we suspended further preclinical activities for the SCN9A program as we continue to assess strategic alternatives for all our assets, including our platform technology, with the goal of maximizing stockholder value.
Huntington’s disease and Angelman syndrome
In July 2021 we signed a collaboration agreement with Ipsen to develop SNA-based treatments in neuroscience, targeting Huntington’s disease and Angelman syndrome. This partnership combines our differentiated SNA platform for hard-to-drug targets requiring deep brain penetration and persistence with Ipsen’s expertise in neuroscience and rare diseases.
On December 12, 2022 (the “Ipsen Termination Agreement Effective Date”), the Company and Ipsen entered into a Mutual Termination Agreement (the “Ipsen Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Ipsen Collaboration Agreement. Following such termination, the parties will jointly own R&D Term IP (as defined in the Ipsen Collaboration Agreement) and Patents Covering the R&D Term IP (as defined in the Ipsen Collaboration Agreement), with each party owning an equal, undivided interest in and to such R&D Term IP and patents. As a result of the termination of the Ipsen Collaboration Agreement, the Company regained the ability to independently develop medicines targeting Angelman syndrome and Huntington’s disease while Ipsen retains the right to re-enter into the collaboration with the Company in Huntington’s Disease and Angelman’s Syndrome.
Dermatology, Hair loss disorders

In November 2019, we signed a collaboration agreement with Allergan to develop SNA-based treatments for hair loss disorders. This collaboration was a combination of our knowledge of nucleic acid therapeutics and dermatology with Allergan’s expertise in medical aesthetics. On May 8, 2020, Allergan was acquired by AbbVie.
On December 13, 2022 (the “AbbVie Termination Agreement Effective Date”), the Company and Allergan entered into a letter agreement (the “AbbVie Termination Agreement”), pursuant to which the parties mutually agreed to terminate the AbbVie Collaboration Agreement. Following such termination, the Company transferred to Allergan all data, information, and reports made or generated by the Company in the course of performing activities under the Development Plan (as defined in the AbbVie Collaboration Agreement), and granted to Allergan all rights to transfer, publish, present, or otherwise publicly disclose any Collaboration Technology (as defined in the AbbVie Collaboration Agreement) and data made or generated by the Company in the course of performing activities under the Development Plan. As a result of the termination of the AbbVie Collaboration Agreement, the Company regained the ability to independently develop medicines targeting hair loss disorders.
Immuno-oncology, cavrotolimod (AST-008)
Cavrotolimod (AST-008) is a toll-like receptor 9, or TLR9, agonist designed for immuno-oncology applications utilizing our SNA technology. TLR9 agonists bind to and activate TLR9. We believe cavrotolimod (AST-008) may be used for anti-infective and immuno-oncology applications with the latter in combination with checkpoint inhibitors.
On December 10, 2021, in connection with an announcement to implement strategic measures to reduce cash burn and prioritize our pipeline focus, we announced the wind-down of our cavrotolimod (AST-008) program. We discontinued further enrollment of the then ongoing Phase 1b/2 clinical trial in patients with solid tumors. We are currently pursuing various strategic alternatives to maximize shareholder value of cavrotolimod, including pursuit of out-licensing activities.
Our Intellectual Property
Proprietary Protection
We have built our intellectual property portfolio relating to our historical therapeutic candidates and our SNA technology platform. Our policy has been to seek to protect our proprietary position by, among other methods, filing and licensing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, and technological innovation to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our owned or licensed pending patent applications or with respect to any patent applications filed or licensed by us in the future, nor can we be sure that any of our existing owned or licensed patents or any patents that may be granted or licensed to us in the future will be commercially useful in protecting our technology.
Patent Rights
Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of December 31, 2022, our patent portfolio consists of over 80 issued patents and patent applications and over 40 pending patent applications. Our general practice is to seek patent protection in major markets worldwide, including the U.S., Canada, China, Japan, Australia, certain members of the European Union, among others. The majority of the issued patents and allowed patent applications are licensed from Northwestern (as described below). Among the pending patent applications, we license 5 from Northwestern, we exclusively own 32, we jointly own 1 with Seven Score Pharmaceuticals, LLC (which was assigned from Dermelix), and we jointly own 4 with Northwestern.
Our license from Northwestern is for royalty bearing worldwide exclusive rights to the use of SNAs for therapeutic applications. Pursuant to the license, we are allowed to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights.
Our SCN9A patent portfolio includes one international patent application filed under the Patent Cooperation Treaty, or PCT, relating to modified oligonucleotides that reduce SCN9A mRNA and NaV1.7 channel activity in cells. The application broadly describes oligonucleotides that span select lengths of the SCN9A mRNA where we observed high target knockdown, and the use of such compounds to treat a wide range of pain conditions and related symptomatology. Any patents that may issue from this application would expire by 2042. The expiration date does not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained. In September 2022, we ceased all research and development activities, including those related to the development of our SCN9A program. As a result, we may elect to no longer pursue this application further and may elect to abandon it.
Our cavrotolimod (AST-008) patent portfolio includes 38 issued and 17 pending U.S. nonprovisional and foreign patent applications. Foreign jurisdictions where we are seeking patent protection for our cavrotolimod (AST-008) patent portfolio include Canada, China, Japan, Australia, the European Union, India, South Korea and Mexico. Each of these applications is a composition of matter and/or method of use type application. The claims of these applications are directed to certain nanoscale constructs, liposomal particles, and multivalent nanostructures, and their methods of use for treating cancer and other disorders, with or without additional therapeutic agents such as checkpoint inhibitors. Any patents that may issue from these applications would expire between 2034 and 2041. The expiration dates do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent, any terminal disclaimers that may be filed in the future or any regulatory extensions that may be obtained. We discontinued further enrollment of our prior Phase 1b/2 clinical trial of cavrotolimod (AST-008) in patients with solid tumors. As a result, we may elect to abandon or let lapse some or all of these patents and applications.
Northwestern University License Agreements
We have licensed the SNA technology from Northwestern University under two separate license agreements, or the Northwestern University License Agreements. The Restated License Agreement was assigned to us on December 12, 2011 by our former parent, AuraSense LLC, in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics. The license was restated in all material aspects in August 2015. We entered into the Co-owned Technology License with Northwestern in February 2016, in which we obtained exclusive license as to Northwestern’s rights in certain SNA technology we jointly own with Northwestern. The Northwestern University License Agreements provide to us the exclusive, worldwide right to make, have made, use, modify, sell, offer for sale and import any product or process that is covered by any claim in the licensed Northwestern patents and patent applications. We have the right to sublicense these rights to third parties. The Northwestern University License Agreements require us to use commercially reasonable efforts, consistent with demand in the marketplace, regulatory procedures and industry conditions and development timelines, to research, develop, market and manufacture the licensed products.
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
Manufacturing and Supply
We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our therapeutic candidates. Historically, we have contracted with two therapeutic substance and two drug product manufacturers for the supply of SNAs. In connection with the restructuring in September 2022 (discussed above), we no longer have preclinical supply needs to support our current business operations.

Competition
In our historical operations, we faced competition at the technology and therapeutic indication levels from both large and small biotechnology companies, academic institutions, government agencies and public and private research institutions. Many of our competitors had significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also competed with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Government Regulation and Product Approval
Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing, sales, and export and import of products such as those we historically were developing. Therapeutic candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. and are subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Although we are no longer pursuing clinical or preclinical development activities or R&D, any third parties interested in licensing or acquiring our assets would need to comply with such regulations. If we are able to consummate any such transaction, it is possible that our ability to realize value therefrom could be dependent on the counterparty’s ability to obtain necessary approvals.
Sales and Marketing
We currently do not have marketing, sales and distribution capabilities.
Employees
As of December 31, 2022, we had 13 full time employees which were engaged in finance, legal, human resources, business development and general management activities, as well as winding down research and development programs. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
Risks Related to Our Business
Our exploration of strategic alternatives may not be successful.

Given the Company’s current focus to explore growth through strategic transactions with potential partners, the Company’s ability to execute its current business plan depends on its ability to obtain additional funding via a strategic transaction or a series of strategic transactions, or to obtain funding to support such a transaction. We currently have no source of revenues or committed financing, and our financial resources are limited to our cash and cash equivalents. With respect to our efforts to maximize value from historical assets, while those efforts are continuing, based on the interest we have received to date we do not think it is likely they will generate significant value, at least in the near term.
The Company plans to continue actively pursuing strategic alternatives, however, there can be no assurance that the Company will have sufficient resources or obtain additional financing necessary to complete this effort. Even if we do have such resources or can obtain financing, we may not be able to consummate such a transaction in a timely manner or at all or in a manner that would not adversely impact our business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Strategic transactions are complex and time-consuming to identify, evaluate, negotiate and consummate in compliance with applicable laws and Nasdaq requirements. Our board and management do not have meaningful experience executing this type of endeavor in the U.S. public markets. Even if we are successful in entering into a strategic transaction, the terms and conditions of that transaction may restrict us from entering into future agreements with other potential collaborators. Additionally, such strategic transactions may not be favorable to investors nor deliver any anticipated benefits by the time of business integration.
We need to obtain substantial funding in the near term in order to continue operations and our exploration of strategic alternatives.

We require significant capital resources in order to continue to operate our business and conduct our exploration of strategic alternatives, and our limited liquidity could materially and adversely affect our business operations. Because we have no current source of revenue or committed financing, our current available cash and cash equivalents provide us with limited liquidity. We believe that our existing cash and cash equivalents could allow us to fund our business operations into early in the fourth quarter of 2023; however, it is very difficult to project our current monthly cash burn rate given the transitional status of the Company and this estimate may prove inaccurate and we may expend our limited resources sooner. Any such required additional capital may not be available on reasonable terms, if at all, due to a variety of factors, including uncertainty about the future direction of the Company and investor reaction to our new controlling stockholder and board composition, as well as broader conditions in the economy and capital markets, including recent volatility caused by inflation, questions about bank stability and other factors. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend our operating runway is limited. Without sufficient additional capital funding in the near term, we may be required, among other things, to seek bankruptcy protection.
Our status as a “controlled company” could make our Common Stock less attractive to some investors or otherwise harm the trading price of our Common Stock.

More than 50% of our voting power is held by CBI USA. As a result, we are a “controlled company” under the corporate governance rules for Nasdaq-listed companies and may elect not to comply with certain Nasdaq corporate governance requirements with respect to board independence and compensation and nominating committee functions. We are relying on these exceptions. Following the closing of the Private Placement, our board includes 6 members, 5 of whom are affiliated or associated with CBI USA or were otherwise delegated by CBI USA. Investors may be hesitant to invest in the Company absent compliance with these governance requirements. In addition, should the interest or interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. Our status as a controlled company could make our Common Stock less attractive to some investors, including but not limited to potential strategic partners, or otherwise harm our stock price.
Additionally, it is possible we could pursue strategic or financing transactions with our controlling stockholder or its affiliates. The interests of the controlling stockholder and other stockholders would diverge in this case, and the lack of an independent board to evaluate such a transaction could adversely impact other stockholders. These conflicts of interest (or the perception that they could occur) might adversely affect our business and prospects for obtaining financing or completing a strategic transaction.
For so long as CBI USA owns a majority of our Common Stock, it will have sufficient votes to elect all of our directors and to approve any other corporate action requiring the affirmative vote of holders of a majority of the outstanding shares of our Common Stock. Our control by a single stockholder, and our reliance on the Nasdaq controlled company exemptions, could deter investment in the Company and adversely impact our stock price and ability to obtain financing. These impacts may be more pronounced in the near term as investors assess the direction of the Company under the control of CBI USA and the actions of the new board. Potential partners considering engaging in a strategic transaction with the Company could have similar concerns. Given our urgent need for additional funding and/or to complete a strategic transaction, it is imperative that our controlling stockholder and our board earn the confidence of investors and potential partners in the near term and there is no assurance this will occur
Our controlling stockholder, and new members of our board, have limited experience controlling or governing a public company operating in the United States.

Our controlling stockholder has not previously controlled a U.S. public company. In addition, the majority of our board is made of up Korean citizens, and none of the new members of the board have experience serving as directors or management of a U.S. publicly traded company. This could make it difficult to ensure that the Company complies with all applicable laws and stock exchange requirements, maintains adequate internal and disclosure controls and appropriately assesses and manages risk. This concern is exacerbated by the limited resources the Company has following recent reductions in force, and if there are further reductions in force or members of management leave the Company, it may be very difficult to manage this risk. The transitional state of the Company and ongoing exploration of strategic alternatives also exacerbates the challenging environment in this respect. If the board of directors does not successfully or efficiently manage their new roles and responsibilities, including the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of investors, our prospects may be adversely impacted. In addition, against this backdrop, it may be difficult to earn the confidence of prospective investors or strategic partners, threatening our ability to obtain much needed financing and hindering our exploration of strategic alternatives.
Turnover of senior management, and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan.

As we continue our exploration of strategic alternatives, and potentially pursue transactions involving new business lines or industries, we expect significant turnover in senior management, including in the near term. Departures of members of our senior management team, coupled with the recent turnover in our board, will create significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. If key members of our senior management team depart, which we believe is likely in the near term, it will be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. In addition, there are significant uncertainties as to how our controlled company status, transitional state of operations, financial condition and related matters will impact our ability to attract the necessary personnel and manage these succession risks. Depending on the circumstances of any management departures, it is also possible that we will be required to pay significant severance, adversely impacting our financial condition. Our urgent need to raise capital and engage with potential partners in strategic transactions magnify these risks. If we are unable to adequately address these concerns in the near term, and earn the confidence of potential investors and/or business partners, our prospects and financial condition would be adversely impacted.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at December 31, 2022, our current liquidity is not sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations and exploration of strategic alternatives in the near term. Although we currently estimate that available funds could be sufficient into early in the fourth quarter of 2023, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. It is very difficult to project our current monthly cash burn rate given the transitional status of the Company as we explore strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. If we are unable to raise capital when needed or on acceptable terms, we will be unable to continue operations and may need to seek bankruptcy protection in the near term.
Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “XCUR.” As previously disclosed, the Company has received numerous deficiency notes with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. As of March 23, 2023, the Company’s stock price closed at $0.9761.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2022. The Company believes it is in compliance with this requirement based on its December 31, 2022 balance sheet, but there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition due to (i) the lack of a majority independent board, (ii) the lack of an audit committee comprised of three independent directors and (iii) the lack of a compensation committee comprised of at least two independent directors. With respect to the majority independence and the audit committee requirements, Nasdaq informed the Company that it was not entitled to a cure period and must submit a plan to regain compliance no later than April 10, 2023. Following the closing of the Private Placement, the Company qualifies for Nasdaq’s controlled company exemptions from the requirements to have a majority independent board and independent compensation committee. The Company still must have an audit committee comprised of three independent directors.
Even if the Company regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
•limited availability of market quotations and liquidity for our securities;
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
Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of institutional investor interest and make obtaining new financing much more challenging. In addition, fewer strategic opportunities may be available, particularly from counterparties that are interested in combining with a listed company.
We have a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
Since our inception in June 2011, we have devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of December 31, 2022, we have generated an accumulated deficit of $191.5 million. For the years ended December 31, 2022 and 2021, our net loss was $2.6 million and $64.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
We have not generated, and do not expect to generate, any product revenue for the foreseeable future and currently have no source of revenue or committed financing, and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. Our future financial performance and condition are substantially dependent on the results of our ongoing exploration of strategic alternatives, and we cannot predict whether we will be successful.
We are pursuing asset out-licenses, asset sales and similar strategic transactions with respect to our historical assets. There can be no assurance that we will be successful in executing such a strategic transaction.
We continue to seek strategic alternatives for our therapeutic portfolios, with the goal of maximizing stockholder value of these assets. These strategic alternatives may include a variety of different business arrangements, such as the sale of certain of our assets, out-licensing, strategic partnerships, joint ventures, restructurings, divestitures, investments and other alternatives. We may not be able to identify or consummate a suitable transaction as a result of this review, or any transactions that we are able to identify and consummate may not provide material benefits to our stockholders. Based on the interest in these assets that we have seen to date, we do not currently expect any such transaction to provide significant value, at least in the near term.
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
The spread of COVID-19, which continues to cause broad global impact, may materially affect us economically. The trading price for our shares as well as the trading prices of other biopharmaceutical companies, as well as the broader equity and debt markets overall, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on U.S. economic activities. Although the potential economic impact brought by, and the duration or subsequent reoccurrence of, the COVID-19 pandemic may be difficult to assess or predict, a widespread and prolonged pandemic could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, even after the COVID-19 pandemic has subsided, a recession or market correction that has occurred or may occur in the future because of the COVID-19 could materially affect our business and the value of our common stock. These conditions could challenge our ability to raise needed capital and our ability to identify and consummate strategic transactions to create value for stockholders.
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic or a similar pandemic will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak, the possibility of additional periods of increases or spikes in the number of COVID-19 cases, the introduction and spread of new variants of the virus, limitations on our ability to conduct our business in the ordinary course, any reopening plans and additional closures, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions for us, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide. The ultimate impact of the COVID-19 pandemic or a similar health pandemic is highly uncertain and subject to change; we continue to monitor the COVID-19 situation closely.
Our internal computer systems, or those of contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our therapeutic development programs.
Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, theft or other exposure of data may interfere with our ability to protect our intellectual property, trade secrets, and other information critical to our operations. We can provide no assurances that certain sensitive and proprietary information relating to one or more of our therapeutic candidates has not been, or will not in the future be, compromised. Although we have invested resources to enhance the security of our computer systems, there can be no assurances we will not experience additional unauthorized intrusions into our computer systems, or those of our contractors and consultants, that we will successfully detect future unauthorized intrusions in a timely manner, or that future unauthorized intrusions will not result in material adverse effects on our financial condition, reputation, or business prospects. Payments related to the elimination of ransomware may materially affect our financial condition and results of operations.
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
Our information technology and other internal infrastructure systems, including corporate firewalls, servers, documents storage systems, backup systems, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our operations.
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
The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Despite the implementation of security measures, our internal computer systems and those of our employees, contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss or compromise of preclinical data for our therapeutic candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our therapeutic candidates could be delayed. Existing insurance arrangements may not provide protection for the costs that may arise from such loss or damage. Any long-term disruption in our ability to access our information technology systems could have a material adverse effect on our operations, our business, results of operations and stock price.
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
As of December 31, 2022, we had $9.8 million in cash, cash equivalents, and restricted cash. We invest our excess cash in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts from economic, capital market or bank instability. We may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Capital Market. Pursuant to

Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. However, while we remain a non-accelerated filer or an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
Our limited resources and recent reductions in force, as well as the turnover in our board of directors and the potential for future management changes, present significant continuity risk and could impact our ability to maintain effective internal control over financial reporting.
If we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities.
Risks Related to Intellectual Property
We currently license patent rights from Northwestern University. If Northwestern University does not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.
We rely on intellectual property rights licensed from third parties to protect our technology. We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have a license from Northwestern University, which provides us the exclusive worldwide right under certain patents and patent applications owned by Northwestern University to exploit therapeutics and processes using nanoparticles, nanotechnology, microtechnology and nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of administration. To the extent we are successful in selling, licensing or otherwise generating value from our historical assets, it would depend significantly on the value of the rights licenses from Northwestern. We may also license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, and in particular, for those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing therapeutics. Without protection for, or exclusive rights to, the intellectual property we license, other companies might be able to offer substantially identical therapeutics for sale, which could adversely affect our competitive business position and harm our business prospects.
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
Risks Related to Government Regulation
We face potential liability related to the privacy and security of health information we obtain from clinical trials sponsored by us.
Most healthcare providers, including research institutions from which we have obtained patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial penalties if we receive or use individually identifiable health information from a HIPAA-covered healthcare provider or research institution or business associate that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we received throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enrolled in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.
If we or our contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.
We are subject to European data protection laws, including the European Union’s General Data Protection Regulation 2016/679, or GDPR. If we fail to comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
By virtue of our prior clinical trial activities in the United Kingdom and Europe, we are subject to European data protection laws, including the GDPR. The GDPR which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious breaches of up to 4% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the GDPR, which may materially adversely affect our business, financial condition, results of operations and prospects.
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
•the development, execution and announcement of any proposed strategic alternative;
•investors may react negatively to our controlled company status and the influence of our controlling stockholder or our reconstituted board and/or our uncertain business strategy;
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
Until such time, if ever, as we can generate substantial revenues, we expect to attempt to finance our cash needs through a combination of equity offerings and debt financings. As discussed elsewhere, it may be very challenging to obtain equity or debt financing given the current transitional state of the Company. However, to the extent that we raise additional capital through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities.
We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data. We expect to lose emerging growth company status at the end of this year. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” and/or “non-accelerated filer” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is be limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. We completed a review of our changes in ownership through December 31, 2022 and determined that we experienced an "ownership change" within the meaning of Section 382(g) during the fourth quarter of 2022. This ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change.
We determined that at the date of the 2022 ownership change, we had a net unrealized built-in loss ("NUBIL"). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis at the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the "recognition period") are subject to the same limitation as the net operating loss carryforwards or certain other deductions.
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
Item 3. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. The amended complaint alleges that Dr. Giljohann and Mr. Bock made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On March 20, 2023, the Court issued an Order appointing James Mathew as Lead Plaintiff, and Bleichmar Fonti & Auld LLP as Lead Counsel for the purported class. The parties are required to submit, within two weeks of that Order, a schedule to the Court governing the filing of a further amended complaint and the timing of defendants’ answer or response.
On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Dr. Giljohann and Mr. Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al., Case No. 1:22-cv-01217. On April 25,2022, Stourbridge Investments LLC filed a similar shareholder derivative lawsuit against the same individuals in the United States District Court for the District of Delaware, captioned Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri, Sim, and Stourbridge complaints (collectively, the “Derivative Complaints”) allege that the defendants caused the Company to issue false and/or misleading statements in the proxy statement for its 2021 Annual Meeting of Stockholders regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties. The Derivative Complaints also assert that Dr. Giljohann and Mr. Bock are liable for contribution under the federal securities laws. The Puri and Stourbridge complaints further assert state law claims for unjust enrichment, and the Puri complaint additionally asserts state law claims for abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders.
All of the Derivative Cases have been stayed pending a decision on any motion to dismiss that may be filed in the Colwell case. In addition, the Stourbridge case has been administratively closed pending the decision on motion to dismiss that may be filed in the Colwell case.
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
On March 23, 2023, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.9761 per share.
Holders of Record
As of March 23, 2023, we had 8,366,715 shares of common stock outstanding held by 66 stockholders of record, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
In addition, this section discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022.
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. With respect to our historical assets, this includes continuing to explore out-licensing opportunities for cavrotolimod, our clinical-stage asset in immuno-oncology, as well as for our preclinical candidate associated with the SCN9A program for neuropathic pain.
While the foregoing efforts are continuing, we do not expect they will generate significant value for stockholders, at least in the near term. Therefore, we are engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. We are exploring transactions both within our historical biotechnology and life science industry and in other industries unrelated to our historical operations.
Because we currently have no source of revenue or committed financing, we will require substantial additional funding within the next few months in order to continue our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. As of December 31, 2022, our cash, cash equivalents, and restricted cash were $9.8 million. Subsequent to December 31, 2022, we raised gross proceeds of $5.4 million on the closing of the Private Placement (or net proceeds of approximately $4.6 million after transaction expenses) and expect to use the net proceeds for general working capital purposes as we pursue strategic alternatives as well as for the payout for warrant put rights that were exercised as a result of the change of control.
Our current liquidity is not sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us within the next few months to fund our operations and ongoing exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company could seek bankruptcy protection in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
We expect to seek financing through a combination of equity offerings, and debt financings. However, it may be difficult to obtain financing given the Company’s current condition and uncertainty over its future direction.

Therefore, we may be unable to raise capital when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue operations.
Recent Developments
Restructuring
On September 26, 2022, we announced our commitment to a plan to wind down our existing preclinical programs, including the development of our SCN9A program, to suspend all of our research and development (“R&D”) activities, including suspension of all partnered programs, and to implement a reduction in force whereby we reduced approximately 66% of our then-existing workforce, as well as other cost-cutting measures (collectively, the “Plan”). The purpose of the Plan was to decrease expenses, thereby, extending our cash runway, and enable us to maintain a streamlined organization to support key corporate functions.
Change of Control
On February 24, 2023, following the satisfaction of closing conditions, including the approval by our stockholders at a Special Meeting of Stockholders held on December 15, 2022, we closed our private placement (the “Private Placement”) to CBI USA. Exicure received gross proceeds of approximately $5.4 million in connection with the close of the Private Placement (or net proceeds of approximately $4.6 million after transaction expenses) and expects to use the net proceeds for general working capital purposes as we pursue strategic alternatives as well as for the payout for warrant put rights that were exercised as a result of the change of control.
Following the closing of the Private Placement, CBI USA is the beneficial owner of approximately 50.4% of the Company’s outstanding shares, resulting in a "change of control" of Exicure under the applicable rules of Nasdaq. At closing, CBI USA designated three members to the Company’s board of directors effective as of February 24, 2023. Additional directors were subsequently appointed by the board, and our board of directors currently includes 6 members, only one of which (Matthias Schroff, our Chief Executive Officer) was a director prior to the closing of the Private Placement. We are currently relying on Nasdaq’s “controlled company” exception to the requirements that a majority of our board be independent and that we have an independent compensation committee and independent nominating committee or function.
Termination of Collaboration Agreements
On December 12, 2022 (the “Ipsen Termination Agreement Effective Date”), the Company and Ipsen entered into a Mutual Termination Agreement (the “Ipsen Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Ipsen Collaboration Agreement. Following such termination, the parties will jointly own R&D Term IP (as defined in the Ipsen Collaboration Agreement) and Patents Covering the R&D Term IP (as defined in the Ipsen Collaboration Agreement), with each party owning an equal, undivided interest in and to such R&D Term IP and patents. As a result of the termination of the Ipsen Collaboration Agreement, the Company regained the ability to independently develop medicines targeting Angelman syndrome and Huntington’s disease while Ipsen retains the right to re-enter into the collaboration with the Company in Huntington’s Disease and Angelman’s Syndrome.
On December 13, 2022 (the “AbbVie Termination Agreement Effective Date”), the Company and Allergan entered into a letter agreement (the “AbbVie Termination Agreement”), pursuant to which the parties mutually agreed to terminate the AbbVie Collaboration Agreement. Following such termination, the Company transferred to Allergan all data, information, and reports made or generated by the Company in the course of performing activities under the Development Plan (as defined in the AbbVie Collaboration Agreement), and granted to Allergan all rights to transfer, publish, present, or otherwise publicly disclose any Collaboration Technology (as defined in the AbbVie Collaboration Agreement) and data made or generated by the Company in the course of performing activities under the Development Plan. As a result of the termination of the AbbVie Collaboration Agreement, the Company regained the ability to independently develop medicines targeting hair loss disorders.

Nasdaq Listing Requirements Deficiency Notices

As previously disclosed, the Company has received numerous deficiency notes with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. As of March 23, 2023, the Company’s stock price closed at $0.9761.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2022. The Company believes it is in compliance with this requirement based on its December 31, 2022 balance sheet, but there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition due to (i) the lack of a majority independent board, (ii) the lack of an audit committee comprised of three independent directors and (iii) the lack of a compensation committee comprised of at least two independent directors. With respect to the majority independence and the audit committee requirements, Nasdaq informed the Company that it was not entitled to a cure period and must submit a plan to regain compliance no later than April 10, 2023. Following the closing of the Private Placement, the Company qualifies for Nasdaq’s controlled company exemptions from the requirements to have a majority independent board and independent compensation committee. The Company still must have an audit committee comprised of three independent directors, which it believes it currently does following the additional board appointments after the closing of the Private Placement, and intends to reply to Nasdaq promptly.
Even if the Company regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.
Basis of Presentation
The audited financial statements of Exicure, Inc. for the fiscal years ended December 31, 2022 and 2021, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.
Segment Reporting
We view our operations and manage our business as one segment, which for the periods presented was the discovery, research and development of treatments based on our SNA technology.
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
Our significant judgments and estimates are detailed below, and our significant accounting policies are more fully described in Note 2 of the accompanying consolidated financial statements.

Revenue recognition
Revenue allocated to performance obligations relating to provision of research and development activities is recognized as the performance obligations are satisfied using an input method to measure progress, based on an estimate of the percentage of completion of the project based on the actual hours incurred on the project as a percentage of the total expected project hours. The determination of the percentage of completion requires management to estimate the total expected project hours. A detailed estimate of the total expected project hours is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Determining the estimate of total project hours requires significant judgment and may have a significant impact on the amount and timing of revenue recognition. For example, revenue recognized under the AbbVie Collaboration Agreement for the year ended December 31, 2021 was $(2.8) million due primarily to the cumulative catchup adjustment (reduction) of revenue recorded in connection with a change in estimate that occurred during the third quarter of 2021 (see Note 3 to the accompanying consolidated financial statements).
Recent accounting pronouncements not yet adopted
Refer to Note 2 of the accompanying consolidated financial statements for a description of recent accounting pronouncements not yet adopted.
Components of Statements of Operations
Revenue
For the year ended December 31, 2022, the Company’s revenue was generated from its collaborations with Ipsen and AbbVie, which were terminated in the fourth quarter. Following the termination of the AbbVie and Ipsen agreements in the fourth quarter of 2022, as discussed above, we have no current source of revenue. We have never generated any commercial product revenue and do not expect to generate any product revenue.
Research and development expense
Research and development expense consists of costs associated with our research activities, including basic research on our SNA platform, discovery and development of novel SNAs as prospective therapeutic candidates, preclinical and clinical development activities for SNAs we have nominated for clinical development as well as maintaining and protecting our intellectual property. Our research and development expenses in the periods presented include:
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

We expense research and development costs as they are incurred. A significant portion of our research and development costs were not tracked by project as they benefit multiple projects or our technology. As previously announced, we halted all research and development activities in 2022.
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
Interest expense
Interest expense includes amounts pursuant to the MidCap Credit Agreement (as defined below). All outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) was repaid in full on March 15, 2022.
Other expense, net
Other expense, net mostly consists of gains and losses on foreign currency transactions and gains and losses on the sale of capital assets.

Results of Operations
Comparison of the Year Ended December 31, 2022 and 2021
The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(dollars in thousands)	2022	2021	Change
Revenue:
Collaboration revenue	$28,826	$(483)	$29,309	6,068%
Total revenue	28,826	(483)	29,309	6,068%
Operating expenses:
Research and development expense	19,767	48,979	(29,212)	(60)%
General and administrative expense	10,890	13,087	(2,197)	(17)%
Total operating expenses	30,657	62,066	(31,409)	(51)%
Operating loss	(1,831)	(62,549)	60,718	(97)%
Other (expense) income, net:
Dividend income	78	8	70	875%
Interest income	15	141	(126)	(89)%
Interest expense	(595)	(1,691)	1,096	(65)%
Other expense, net	(40)	(11)	(29)	264%
Total other expense, net	(542)	(1,553)	1,011	(65)%
Net loss before provision for income taxes	(2,373)	(64,102)	61,729	(96)%
Provision for income taxes	209	—	209	n/m
Net loss	$(2,582)	$(64,102)	$61,520	(96)%
Revenue
The following table summarizes our revenue earned during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2022	2021	Change
Collaboration revenue:
AbbVie Collaboration Agreement	$11,135	$(2,792)	$13,927	499%
Ipsen Collaboration Agreement	17,691	2,309	15,382	666%
Total collaboration revenue	$28,826	$(483)	$29,309	6,068%
Total revenue	$28,826	$(483)	$29,309	6,068%
Collaboration revenue was $28.8 million during the year ended December 31, 2022, reflecting an increase of $29.3 million, or 6,068%, from collaboration revenue of $(0.5) million for the year ended December 31, 2021. The increase in collaboration revenue of $29.3 million is due to the recognition of the remaining deferred revenue related to the AbbVie Collaboration Agreement of $13.9 million and the Ipsen Collaboration Agreement of $15.4 million in connection with the terminations of those collaboration agreements in December 2022. This revenue resulted from an accounting adjustment, did not reflect any new cash proceeds to the Company and will not recur. Following these terminations, we currently have no source of revenues.
Refer to Note 3, Collaborative Research and License Agreements, of the accompanying consolidated financial statements for more information regarding revenue recognition for the AbbVie Collaboration Agreement and Ipsen Collaboration Agreement.

Our ability to generate revenues in the future is dependent on our ability to successfully explore and execute strategic alternatives. Therefore, there is substantial uncertainty as to how, when or if we might be able to generate revenues in the future.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2022	2021	Change
Employee-related expense	$6,661	$12,362	$(5,701)	(46)%
Platform and discovery-related expense	6,177	13,650	(7,473)	(55)%
Facilities, depreciation, and other expenses	4,119	4,068	51	1%
Clinical development programs expense	2,810	18,899	(16,089)	(85)%
Total research and development expense	$19,767	$48,979	$(29,212)	(60)%

Full time employees	5	37	(32)
Research and development expense was $19.8 million for the year ended December 31, 2022, reflecting a decrease of $29.2 million, or 60%, from research and development expense of $49.0 million for the year ended December 31, 2021. The decrease in research and development expense for the year ended December 31, 2022 of $29.2 million reflects fewer clinical, preclinical, and discovery program activities and a reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. More specifically, the decrease in research and development expense for the year ended December 31, 2022 of $29.2 million was due to a decrease in costs related to our clinical development programs of $16.1 million, lower platform and discovery-related expense of $7.5 million, and lower employee-related expenses of $5.7 million.
The decrease in clinical development programs expense for the year ended December 31, 2022 of $16.1 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program, which we indefinitely suspended in December 2021. In addition, lower clinical trial costs in connection with our Phase 1b/2 clinical trial for cavrotolimod (AST-008), which we began to wind down in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
The decrease in platform and discovery-related expense for the year ended December 31, 2022 of $7.5 million was mostly due to lower costs for materials, reagents, and supplies in connection with a reduction in headcount and fewer discovery and preclinical program activities, the absence of the license fee paid to Northwestern University of $3.0 million in the prior year period in connection with the receipt of the upfront payment of $20.0 million from Ipsen, and lower intellectual property costs, as compared to the prior-year period.
The decrease in employee-related expense for the year ended December 31, 2022 of $5.7 million was due to lower compensation and related costs in connection with a lower headcount during the period resulting from the restructuring activities that were announced in December 2021 and September 2022, partially offset by retention award expense.

General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2022	2021	Change
General and administrative expense	$10,890	$13,087	$(2,197)	(17)%
Full time employees	8	9	(1)
General and administrative expense was $10.9 million for the year ended December 31, 2022, representing a decrease of $2.2 million, or 17%, from $13.1 million for the year ended December 31, 2021. The decrease for the year ended December 31, 2022 is mostly due to lower compensation and related costs in connection with a lower headcount during the period resulting from the restructuring activities that were announced in December 2021, as well as lower costs for accounting, director fees, and investor relations. These lower costs in the current year period were partially offset by higher retention award expense, as well as higher consultant and advisory costs.
Interest expense
The decrease in interest expense of $1.1 million for the year ended December 31, 2022 is in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) on March 15, 2022.
Provision for income taxes
The effective tax rate for the year ended December 31, 2022 of (8.8)% is attributable to the fact that the Company is subject to the IRC Section 174 regulations requiring companies to capitalize certain research and experimental expenditures and IRC Section 382 loss limitation rules on our ability to utilize net operating losses to offset the capitalization requirement. The effective income tax rate for the year ended December 31, 2021 was 0% because the Company generated tax losses and provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
We completed a review of our changes in ownership through December 31, 2022 and determined that we experienced an "ownership change" within the meaning of Section 382(g) during the fourth quarter of 2022. This ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.
Liquidity and Capital Resources
As of December 31, 2022, our cash, cash equivalents, and restricted cash were $9.8 million. We have no current source of revenues or committed financing. Subsequent to December 31, 2022, we received gross proceeds of approximately $5.4 million in connection with the close of the Private Placement (or net proceeds of approximately $4.6 million after transaction expenses) and expect to use the net proceeds for general working capital purposes as we pursue strategic alternatives as well as for the payout for warrant put rights that were exercised as a result of the change of control.
Our current liquidity is not sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern.
We believe that our existing cash and cash equivalents (including the proceeds received in February 2023 in connection with the closing of the Private Placement) could enable us to fund our operating expenses into the beginning of the fourth quarter of 2023. However, this estimate is based on assumptions about how we can limit spending that may prove to be wrong and it is very difficult to project our current cash burn rate given the transitional status of the Company as we explore strategic alternatives and this estimate may prove inaccurate and we may expend our limited resources sooner. Depending on the direction of our review of strategic alternatives, we may use our available resources sooner than we currently expect. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend our operating runway is limited. As a result, substantial additional financing will be needed by us within the next few months to pay our expenses, fund our ongoing exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise sufficient capital, the Company could seek bankruptcy protection in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
We expect to seek financing through a combination of equity offerings and debt financings. However, it may be difficult to obtain financing given the Company’s current financial condition and lack of sources of revenues and uncertainty over its future direction. Traditional capital markets sources of funding may not be available to us in these circumstances. Therefore, we may be unable to raise capital at all, when needed or on favorable terms.
To the extent that we do raise additional capital, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions that otherwise might be in our best interests. Further, the global financial markets have experienced significant disruptions over the past couple years due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, volatility in the capital markets, instability in the banking industry and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all.
Private Placements

In May 2022, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we issued and sold 867,369 shares of common stock, par value $0.0001 per share, at a purchase price of $5.81 per share for net proceeds of approximately $4.9 million.
In September 2022, we entered into a securities purchase agreement with CBI USA with respect to the Private Placement, which subsequently closed in February 2023.
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
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(35,658)	$(34,819)
Net cash provided by investing activities	4,696	43,085
Net cash (used in) provided by financing activities	(3,105)	1,116
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(34,067)	$9,382

Operating activities
Net cash used in operating activities was $35.7 million and $34.8 million for the years ended December 31, 2022 and 2021, respectively. The slight increase in cash used in operating activities for the year ended December 31, 2022 of $0.8 million was primarily due to the absence of the prior-year period receipt of the upfront payment of $20.0 million from Ipsen in connection with the Ipsen Collaboration Agreement (net of $3.0 million license fee paid to Northwestern as a result) and the prepayment of the premium for directors and officers run-off insurance policy coverage in the fourth quarter of 2022 in anticipation of the Private Placement closing, mostly offset by lower cash used for working capital.
Investing activities
Net cash provided by investing activities was $4.7 million and $43.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease in cash provided by investing activities of $38.4 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash used in financing activities of $3.1 million for year ended December 31, 2022 is primarily due to the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement, partially offset by net proceeds of approximately $4.9 million received in connection with the May 2022 private placement transaction.
Net cash provided by financing activities of $1.1 million for the year ended December 31, 2021 is primarily due to the net proceeds we received of $10.4 million in connection with the sale of common stock and warrants in a registered direct offering in December 2021, as well as proceeds received from the exercise of stock options and the issuance of common stock in connection with our employee stock purchase plan, mostly offset by the prepayment of $10 million of the outstanding principal balance associated with our MidCap Credit Agreement in December 2021.
Going Concern
In accordance with Accounting Standards Codification 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In the absence of a significant source of recurring revenue, our continued viability is dependent on our ability to continue to raise additional capital to finance our operations. As discussed above, there are substantial uncertainties about our ability to raise such financing.
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
In connection with the Chicago Lease, we will maintain a letter of credit for the benefit of the landlord in an initial amount of $1.2 million, which amount is subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on our consolidated balance sheet at

December 31, 2022.
Warrants
Following the closing of the Private Placement, a holder of warrants to purchase 526,151 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction exercised their put option within 30 days of the closing of the Private Placement (February 24, 2023), to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement (or $0.8 million in the aggregate). This obligation remains outstanding as of the date of the filing of this Annual Report of Form 10-K.
Other
We also have obligations to make future payments to Northwestern that become due and payable on the achievement of certain commercial milestones. Based on the terminations of our collaborations with Ipsen and AbbVie, we currently do not anticipate any such milestone payments becoming due.
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
Item 7A. RESERVED

Item 8. Financial Statements and Supplementary Data.

EXICURE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Exicure, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Chicago, Illinois
March 27, 2023

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$8,577	$34,644
Short-term investments	—	4,497
Prepaid expenses and other assets	1,474	4,525
Total current assets	10,051	43,666
Property and equipment, net	2,530	3,927
Right-of-use asset	7,257	7,950
Other noncurrent assets	3,490	9,325
Total assets	$23,328	$64,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,873
Accounts payable	361	3,413
Accrued expenses and other current liabilities	1,278	6,464
Deferred revenue, current	—	17,317
Total current liabilities	1,639	34,067
Deferred revenue, noncurrent	—	11,509
Lease liability, noncurrent	6,767	7,404
Other noncurrent liabilities	—	656
Total liabilities	$8,406	$53,636

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 4,965,901 issued and outstanding, December 31, 2022; 3,626,073 issued and outstanding, December 31, 2021	—	—
Additional paid-in capital	187,571	181,301
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(172,649)	(170,067)
Total stockholders' equity	14,922	11,232
Total liabilities and stockholders’ equity	$23,328	$64,868
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue:
Collaboration revenue	$28,826	$(483)
Total revenue	28,826	(483)
Operating expenses:
Research and development expense	19,767	48,979
General and administrative expense	10,890	13,087
Total operating expenses	30,657	62,066
Operating loss	(1,831)	(62,549)
Other (expense) income, net:
Dividend income	78	8
Interest income	15	141
Interest expense	(595)	(1,691)
Other expense, net	(40)	(11)
Total other expense, net	(542)	(1,553)
Net loss before provision for income taxes	(2,373)	(64,102)
Provision for income taxes	209	—
Net loss	$(2,582)	$(64,102)

Basic and diluted loss per common share	$(0.56)	$(21.70)
Weighted-average basic and diluted common shares outstanding	4,619,471	2,953,901
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Net loss	$(2,582)	$(64,102)
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains on available for sale securities, net of tax	2	(85)
Other comprehensive (loss) income	2	(85)
Comprehensive loss	$(2,580)	$(64,187)
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	2,921,684	$—	$167,388	$(105,965)	$83	$61,506
Exercise of options	11,408	—	546	—	—	546
Equity-based compensation	—	—	2,939	—	—	2,939
Vesting of restricted stock units and related repurchases	807	—	(14)	—	—	(14)
Issuance of common stock-ESPP	6,306	—	209	—	—	209
Issuance of common stock and warrants, net	685,868	—	10,233	—	—	10,233
Other comprehensive loss, net	—	—	—	—	(85)	(85)
Net loss	—	—	—	(64,102)	—	(64,102)
Balance at December 31, 2021	3,626,073	$—	$181,301	$(170,067)	$(2)	$11,232
Exercise of options	124	—	—	—	—	—
Equity-based compensation	—	—	1,369	—	—	1,369
Vesting of restricted stock units and related repurchases	3,818	—	(4)	—	—	(4)
Issuance of common stock-ESPP	1,851	—	5	—	—	5
Issuance of common stock and warrants, net	1,334,035	—	4,900	—	—	4,900
Other comprehensive income, net	—	—	—	—	2	2
Net loss	—	—	—	(2,582)	—	(2,582)
Balance at December 31, 2022	4,965,901	$—	$187,571	$(172,649)	$—	$14,922

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,582)	$(64,102)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,163	1,123
Amortization of right-of-use asset	693	656
Equity-based compensation	1,369	2,939
Amortization of long-term debt issuance costs and fees	477	284
Amortization of investments	(2)	184
Other	39	7
Change in fair value of warrant liabilities	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	—	11
Prepaid expenses and other current assets	3,051	(295)
Other noncurrent assets	(2,165)	68
Accounts payable	(3,052)	1,582
Accrued expenses	(5,186)	2,811
Deferred revenue	(28,826)	20,483
Other liabilities	(637)	(555)
Net cash used in operating activities	(35,658)	(34,819)
Cash flows from investing activities:
Purchase of available for sale securities	(1,499)	(6,497)
Proceeds from sale or maturity of available for sale securities	6,000	50,550
Capital expenditures	(10)	(968)
Proceeds from sale of capital assets	205	—
Net cash provided by investing activities	4,696	43,085
Cash flows from financing activities:
Proceeds from common stock offering	5,040	11,478
Payment of common stock financing costs	(154)	(1,111)
Payment of long-term debt fees and issuance costs	(506)	—
Repayment of long-term debt	(7,500)	(10,000)
Proceeds from issuance of employee stock purchase plan	5	209
Proceeds from exercise of common stock warrants	14	8
Proceeds from exercise of common stock options	—	546
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(4)	(14)
Net cash (used in) provided by financing activities	(3,105)	1,116
Net (decrease) increase in cash, cash equivalents, and restricted cash	(34,067)	9,382
Cash, cash equivalents, and restricted cash - beginning of period	43,844	34,462
Cash, cash equivalents, and restricted cash - end of period	$9,777	$43,844

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information
Non-cash investing activities:
Capital expenditures (accounts payable and accrued expenses)	—	9
Non-cash financing activities:
Common stock issuance costs (accounts payable and accrued expenses)	—	142
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$8,577	$34,644
Restricted cash included in other noncurrent assets	1,200	9,200
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$9,777	$43,844
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. With respect to the Company’s historical assets, this includes continuing to explore out-licensing opportunities for cavrotolimod, the Company’s clinical-stage asset in immuno-oncology, as well as for the Company’s preclinical candidate associated with the SCN9A program for neuropathic pain.
While the foregoing efforts are continuing, the Company does not expect they will generate significant value for stockholders, at least in the near term. Therefore, the Company is engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. The Company is exploring transactions both within its historical biotechnology and life science industry and in other industries unrelated to its historical operations.
Throughout these consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2022 and 2021, and for the years then ended, have been presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Reverse Stock Split

The Company effected a reverse stock split of its Common Stock at a ratio of 1-for-30 as of 5:00 p.m. Eastern Time on June 29, 2022. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. All information presented in the accompanying consolidated financial statements, unless otherwise indicated herein, assumes a 1-for-30 reverse stock split of the Company’s outstanding shares of Common Stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such assumed reverse stock split.

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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of December 31, 2022, the Company has generated an accumulated deficit of $191,486 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of December 31, 2022, the Company’s cash, cash equivalents, and restricted cash were $9,777. Management believes that given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The Company has no committed sources of additional capital at this time and substantial additional financing will be needed by the Company to fund its operations.
Management believes that existing cash and cash equivalents could enable the Company to fund its operating expenses into the beginning of the fourth quarter of 2023. However, this estimate is based on assumptions about how the Company can limit spending that may prove to be wrong. It is very difficult to project the Company’s current cash burn rate given the transitional status of the Company and this estimate may prove inaccurate. Depending on the direction of the Company’s review of strategic alternatives, the Company may use available resources sooner than management currently expects. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend the Company’s operating runway is limited. As a result, substantial additional financing will be needed by the Company within the next few months to pay expenses, fund the ongoing exploration of strategic alternatives and pursue any alternatives that may be identified. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
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
Restricted cash
The Company secures a standby letter of credit with a restricted certificate of deposit account as part of its Chicago lease agreement. The Company considers the restricted certificate of deposit account in the amount of $1,200 to be restricted cash because its use to the Company is contractually limited and presents the balance within other noncurrent assets on the accompanying consolidated balance sheet at December 31, 2022.
Fair value of financial instruments
The Company has estimated the fair value of its financial instruments. The carrying amounts for cash, cash equivalents, and accounts payable approximate their fair value due to the relatively short-term nature of these instruments. The Company records short-term investments at their estimated fair value based on quoted market prices for identical or similar instruments.
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
For the year ended December 31, 2022, the Company’s revenue was generated from its collaborations with Ipsen and AbbVie, which were terminated in the fourth quarter.
The Company is currently not profitable and no assurance can be provided that it will ever be profitable. The Company’s research and development activities have required significant investment since inception and operations are expected to continue to require cash investment in excess of its revenues. See also Note 1, Going Concern, for more information.
The Company is subject to risks common to biotechnology firms including, but not limited to, new and disruptive technological innovations, dependence on key personnel, protection of proprietary technology, the validity of and continued access to its owned and licensed intellectual property, limitations on the supply of critical materials, compliance with governmental regulations and market acceptance. The Company is also subject to risks associated with its exploration of strategic alternatives including, but not limited, the inability to identify any

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
transactions that will generate value for stockholders, incurrence of excessive costs in seeking to identify and pursue transactions and the possibility that any transaction the Company does pursue will not provide anticipated benefits.
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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recorded from inception in December 2011 through December 31, 2022.
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
Revenue recognition
Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps:
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
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2022 and 2021, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.

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
On December 12, 2022 (the “Ipsen Termination Agreement Effective Date”), the Company and Ipsen entered into a Mutual Termination Agreement (the “Ipsen Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Ipsen Collaboration Agreement. Following such termination, the parties will jointly own R&D Term IP (as defined in the Ipsen Collaboration Agreement) and Patents Covering the R&D Term IP (as defined in the Ipsen Collaboration Agreement), with each party owning an equal, undivided interest in and to such R&D Term IP and patents. As a result of the termination of the Ipsen Collaboration Agreement, the Company regained the ability to independently develop medicines targeting Angelman syndrome and Huntington’s disease while Ipsen retains the right to re-enter into the collaboration with the Company in Huntington’s disease and Angelman’s syndrome.
As of the Ipsen Effective Date and through the Ipsen Termination Agreement Effective Date, the Company and Ipsen had agreed upon a development plan for each Ipsen Collaboration Program that describes the development activities and timelines required to advance each such Ipsen Collaboration Program through its first IND filing (each, an “Ipsen Development Plan”). The activities described in the Ipsen Development Plans were conducted under the supervision of the Ipsen Joint Steering Committee (the “Ipsen JSC”) consisting of three members from each of the Company and Ipsen. Under the terms of the Ipsen Collaboration Agreement, the Company was to use commercially reasonable efforts to conduct discovery and development in two collaboration programs for Huntington’s disease (the “HD Program”) and Angelman syndrome (the “AS Program”) (the “Ipsen Development Activities”) respectively. The Company was solely responsible for all costs and expenses of conducting each Ipsen Collaboration Program through the selection of SNA therapeutic candidates for further development (“Ipsen

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Selection”), and Ipsen was responsible for all costs and expenses of all activities that were necessary to enable the first filing of an IND for each proposed product candidate. In the event that Ipsen exercised an option, Ipsen would have been responsible for further development from the license effective date and commercialization of the corresponding licensed product.
In the event of completion of all Ipsen Development Activities for the Ipsen Selection (the “Ipsen First R&D Term Activities”), the Company was required to deliver to Ipsen a report that described the results of the Ipsen First R&D Term Activities and identified at least one SNA-based compound that satisfies certain criteria for such Ipsen Collaboration Program as determined by the Ipsen JSC (the “Ipsen First Option Data Package”). Following the delivery of the Ipsen First Option Data Package for an Ipsen Collaboration Program, Ipsen would have had the ability for a defined period of time (the “Ipsen First Option Exercise Period”) to exercise an option (each a “First Ipsen Option”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any product (each an “Ipsen Licensed Product”) that resulted from such Ipsen Collaboration Program during the term of the Ipsen Collaboration Agreement.
In the event Ipsen (i) did not exercise the First Ipsen Option with respect to an Ipsen Collaboration Program, (ii) the Ipsen Collaboration Agreement had not expired or been terminated with respect to such Ipsen Collaboration Program, and (iii) Ipsen agreed to fully fund additional research activities for an Ipsen Collaboration Program through IND filing, the Company would have been responsible for research and development activities for such Ipsen Collaboration Program through IND filing (the “Ipsen Second R&D Term Activities”). In the event of completion of the Ipsen Second R&D Term Activities, the Company would have been required to deliver to Ipsen a report that described the results of the Ipsen Second R&D Term Activities (the “Ipsen Second Option Data Package”). Following the delivery of the Ipsen Second Option Data Package for an Ipsen Collaboration Program, Ipsen would have had the ability for a defined period of time (the “Ipsen Second Option Exercise Period”) to exercise an option (each a “Second Ipsen Option” and together with the First Ipsen Option, the “Ipsen Options”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any Ipsen Licensed Product” that results from such Ipsen Collaboration Program during the term of the Ipsen Collaboration Agreement.

In the event of Ipsen’s exercise of an Ipsen Option for an Ipsen Collaboration Program, the Company would have been required to supply to Ipsen the licensed SNAs under current Good Manufacturing Practice, at the Company’s manufacturing cost pursuant to a clinical supply agreement to be negotiated by the Company and Ipsen in good faith following the Ipsen Effective Date and executed within twelve (12) months after the Ipsen Effective Date (the “Ipsen Supply Agreement”). The Ipsen Supply Agreement would have provided for the transfer by the Company to Ipsen of all documents and information, and the provision by the Company of technical assistance and support, for Ipsen to manufacture or have manufactured by a third party contractor engaged by Ipsen the applicable licensed SNA to the extent it is intended to be actually used in the development and manufacture of the applicable licensed products.
Under the terms of the Ipsen Collaboration Agreement, the Company received a nonrefundable upfront payment of $20,000 (the “Ipsen Upfront Payment”). If Ipsen exercised a First Ipsen Option, Ipsen was required to pay the Company the First Ipsen Option exercise fee of $10,000 for each Ipsen Collaboration Program. If Ipsen exercised a Second Ipsen Option, Ipsen was required to pay the Company the Second Ipsen Option exercise fee of $25,000 for each Ipsen Collaboration Program.
Ipsen would have been required to pay a preclinical milestone payment of $5,000 for each Ipsen Collaboration Program upon achievement of such milestone regardless of whether an Ipsen Option was exercised. In addition to the option exercise fees and the preclinical milestones described above, if Ipsen exercised an Ipsen Option for an Ipsen Collaboration Program, development and regulatory milestones would have been payable for that program upon the initiation of certain clinical trials and the filing for processing by the United States Food and Drug Administration (“FDA”) in the United States and by two additional regulators outside the United States of a marketing application for review, per the Ipsen Collaboration Program, with an aggregate total of up to $180,000 if

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
both Ipsen Options were exercised. Commercial milestones would have been payable for that Ipsen Collaboration Program upon first commercial sale of a licensed product in certain jurisdictions and the achievement of specified aggregate sales thresholds for all licensed products from that program, with an aggregate total of up to $762,000 if both Ipsen Options were exercised. In the event a therapeutic candidate subject to the Ipsen Collaboration Agreement resulted in commercial sales, the Company was eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments would have been due to Northwestern University upon receipt, pursuant to the terms of the Company’s existing license agreements with Northwestern University (see Note 15, Commitment and Contingencies, for more information on the Northwestern University License Agreements (as defined below)). In connection with the receipt of the Ipsen Upfront Payment, the Company paid a $3,000 license fee to Northwestern University under the terms of the Northwestern License Agreements.
The Company’s obligations to conduct activities defined in the Ipsen Development Plan under the Ipsen Collaboration Agreement commenced on July 30, 2021 and continued through the Ipsen Termination Agreement effective date.
Accounting Analysis
The Company concluded that Ipsen was a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. Under the Ipsen Collaboration Agreement, the Company has identified two performance obligations, as follows: (1) the performance obligation related to the HD Program that includes (i) the Ipsen First R&D Term Activities related to the HD Program (the “Ipsen HD Program R&D Services”), (ii) Ipsen JSC services related to the HD Program during the Ipsen First Term (the “Ipsen HD Program JSC Services”), and (iii) activities related to the negotiation of the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date; and (2) the performance obligation related to the AS Program that includes (i) the Ipsen First R&D Term Activities related to the AS Program (the “Ipsen AS Program R&D Services”), (ii) Ipsen JSC services related to the AS Program during the Ipsen First Term (the “Ipsen AS Program JSC Services”), (iii) and activities related to the negotiation of the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date. The Company has concluded that the Ipsen HD Program R&D Services and the Ipsen AS Program R&D Services are not distinct from the Ipsen HD Program JSC Services and the Ipsen AS Program JSC Services, respectively. The Company has also concluded that the Ipsen HD Program JSC Services and the Ipsen AS Program JSC Services are not distinct from the activities related to entering the Ipsen Supply Agreements for each respective program. The Ipsen JSC provided oversight and management of the overall Ipsen Collaboration Agreement, and the members of the Ipsen JSC from the Company have specialized industry knowledge, particularly as it relates to SNA technology. The Ipsen JSC was meant to facilitate the early stage research being performed and coordinate the activities of both the Company and Ipsen. Further, the Ipsen JSC services were critical to the ongoing evaluation of the Ipsen Collaboration Programs and the drafting and evaluation of the Ipsen First Option Data Package. The Ipsen JSC would also have provided oversight and management of the activities to enter into the Ipsen Supply Agreement. Accordingly, the Company’s participation on the Ipsen JSC was essential to Ipsen receiving value from the Ipsen HD Program R&D Services and the Ipsen AS Program R&D Services, and as such, (i) the Ipsen HD Program JSC Services, along with the Ipsen HD Program R&D Services and the activities related to entering the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date for that program are considered a single performance obligation (the “Ipsen HD Program Services”) and (ii) the Ipsen AS Program JSC Services along with the Ipsen AS Program R&D Services and the activities related to entering the Ipsen Supply Agreement within twelve months of the Ipsen Effective Date for that program are considered a single performance obligation (the “Ipsen AS Program Services”).
As of the Ipsen Effective Date, the total transaction price was determined to be $20,000, consisting solely of the Ipsen Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the Ipsen Effective Date, there were no milestones included in the transaction price. The preclinical, development, regulatory, and commercial milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Ipsen. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore, they have also been excluded from the transaction price. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred. As of the Ipsen Termination Agreement Effective Date, the Company determined that the total transaction price was $20,000.
The Company allocated the total transaction price to each of the two identified performance obligations under the Ipsen Collaboration Agreement based on an expected cost plus a margin approach, as follows: $10,793 of the transaction price allocated to the Ipsen HD Program Services and $9,207 of the transaction price allocated to the Ipsen AS Program Services.
The Company recognized revenue related to each of Ipsen HD Program Services and the Ipsen AS Program Services as those performance obligations were satisfied using an input method to measure progress for each of those performance obligations. The Company believes the input method that most accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the activities for the Ipsen HD Program Services and the Ipsen AS Program Services. In connection with the Ipsen Termination Agreement, the Company recognized as revenue any remaining deferred revenue associated with the Ipsen Collaboration Agreement in the fourth quarter of 2022.
During the years ended December 31, 2022 and 2021, the Company recognized revenue under the Ipsen Collaboration Agreement of approximately $17,691 and $2,309, respectively.
AbbVie Collaboration Agreement
Summary of Agreement
On November 13, 2019 (the “AbbVie Effective Date”), the Company entered into a Collaboration, Option and License Agreement (the “AbbVie Collaboration Agreement”), with a wholly-owned subsidiary of Allergan plc, Allergan. On May 8, 2020, Allergan plc, including Allergan was acquired by AbbVie. Pursuant to the AbbVie Collaboration Agreement, the Company granted to AbbVie exclusive access and options to license SNA-based therapeutics arising from two collaboration programs related to the treatment of hair loss disorders (each, an “AbbVie Collaboration Program”). Under each such license (obtained in connection with the exercise of an AbbVie Option, as defined and discussed further below), the Company would grant to AbbVie exclusive, royalty-bearing, sublicensable, nontransferable, worldwide rights to develop, manufacture, use and commercialize such SNA therapeutics. Under the AbbVie Collaboration Agreement, the Company was to use commercially reasonable efforts to conduct the AbbVie Collaboration Programs, each focused on one or more hair loss disorders to discover one or more SNA products that are directed to, bind to or inhibit one or more specific AbbVie Collaboration Program targets.
On December 13, 2022 (the “AbbVie Termination Agreement Effective Date”), the Company and Allergan entered into a letter agreement (the “AbbVie Termination Agreement”), pursuant to which the parties mutually agreed to terminate the AbbVie Collaboration Agreement. Following such termination, the Company transferred to Allergan all data, information, and reports made or generated by the Company in the course of performing activities under the Development Plan (as defined in the AbbVie Collaboration Agreement), and granted to Allergan all rights to transfer, publish, present, or otherwise publicly disclose any Collaboration Technology (as defined in the AbbVie Collaboration Agreement) and data made or generated by the Company in the course of performing activities under the Development Plan. As a result of the termination of the AbbVie Collaboration Agreement, the Company regained the ability to independently develop medicines targeting hair loss disorders.
As of the AbbVie Effective Date and through the AbbVie Termination Agreement Effective Date, the Company and AbbVie had agreed upon a development plan for each AbbVie Collaboration Program that described the development activities and timelines required to advance such AbbVie Collaboration Program through its first IND

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
filing (each, an “AbbVie Development Plan”). The activities described in the AbbVie Development Plan were conducted under the supervision of the AbbVie Joint Development Committee (the “AbbVie JDC”) consisting of three members from each of the Company and AbbVie. The Company was primarily responsible for performing early-stage discovery and preclinical activities (the “AbbVie Collaboration Program Initial Development Activities”) set forth in the AbbVie Development Plan for each AbbVie Collaboration Program and would have been solely responsible for all costs and expenses related to the AbbVie Collaboration Program Initial Development Activities. AbbVie had the right to elect, in its sole discretion and at its sole cost and expense, to conduct formulation assessment and in vivo testing as set forth in an AbbVie Development Plan.
In the event of completion of all AbbVie Initial Development Activities, the Company would have been required to deliver to AbbVie a report that described the results of the AbbVie Initial Development Activities and identified at least one SNA-based compound that satisfies certain criteria for such AbbVie Collaboration Program as determined by the AbbVie JDC (the “AbbVie Initial Development Report”). Following the delivery of the AbbVie Initial Development Report for an AbbVie Collaboration Program, AbbVie would have had the ability for a defined period of time (the “AbbVie Initial Option Exercise Period”) to exercise an option (each an “AbbVie Option”) to obtain worldwide rights and license to the Company’s SNA technology and the Company’s interest in joint collaboration technology to make, have made, import, use, sell or offer for sale any product (each an “AbbVie Licensed Product”) that resulted from such AbbVie Collaboration Program during the term of the AbbVie Collaboration Agreement.
At AbbVie’s sole option, AbbVie had the right to extend the AbbVie Initial Option Exercise Period (the “AbbVie Option Extension”) and require the Company to perform IND-enabling activities described in the AbbVie Development Plan (the “AbbVie IND-Enabling Activities”), subject to the payment of additional consideration (“AbbVie Extension Exercise”). If AbbVie exercised the AbbVie Option Extension, the Company would have been responsible for conducting the AbbVie IND-Enabling Activities and would have been solely responsible for all costs and expenses associated with such activities. In the event of completion of the AbbVie IND-Enabling Activities, the Company would have been required to deliver a report that describes the results of the AbbVie IND-Enabling Activities (the “AbbVie IND-Enabling Activities Data Package”) to AbbVie. Following the delivery of AbbVie IND-Enabling Activities Data Package, AbbVie would have had the ability for a defined period of time (the “AbbVie Extended Option Exercise Period”) to exercise an AbbVie Option with respect to such AbbVie Collaboration Program. After the exercise of an AbbVie Option with respect to an AbbVie Collaboration Program, AbbVie would have been responsible for all development, manufacturing and commercialization activities, and costs and expense associated with such activities in connection with AbbVie Licensed Products arising from such AbbVie Collaboration Program.
The Company’s obligation to conduct the activities defined in the AbbVie Development Plan under the AbbVie Collaboration Agreement commenced on November 13, 2019 and continued through the AbbVie Termination Agreement Effective Date.
Under the terms of the AbbVie Collaboration Agreement, the Company received a $25,000 upfront, non-refundable, non-creditable cash payment (the “AbbVie Upfront Payment”) related to the Company’s research and development costs for conducting the AbbVie Development Plan for two AbbVie Collaboration Programs, each focused on one or more targets, and certain options to obtain exclusive, worldwide licenses under certain intellectual property rights owned or controlled by the Company to develop, manufacture and commercialize certain products resulting from each such AbbVie Collaboration Programs. The option exercise fee during the AbbVie Initial Option Exercise Period was $10,000 per AbbVie Collaboration Program. If AbbVie elected to extend the AbbVie Initial Option Exercise Period, AbbVie would have been required to pay an additional fee of $10,000. If AbbVie elected to exercise its option during the AbbVie Extended Option Exercise Period, AbbVie would have been required to pay the Company the option exercise fee of $15,000.
Following the exercise by AbbVie of an AbbVie Option with respect to an AbbVie Collaboration Program, AbbVie would have been required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch, and commercial events, on an AbbVie Licensed Product by

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
AbbVie Licensed Product basis. On an AbbVie Licensed Product by AbbVie Licensed Product basis, for the first AbbVie Licensed Product to achieve the associated milestone event, the Company was eligible to receive up to an aggregate of $55,000 for development milestone payments and $132,500 for product approval and launch milestone payments. The Company was also eligible for up to $175,000 in sales milestone payments on an AbbVie Collaboration Program by AbbVie Collaboration Program basis, associated with aggregate worldwide sales. Certain product approval milestones were subject to certain reductions under specified circumstances, including for payments required to be made by AbbVie to obtain certain third-party intellectual property rights.
In addition, to the extent there was any AbbVie Licensed Product, the Company would have been entitled to receive tiered royalty payments of mid-single digits to the mid-teens percentage on future net worldwide product sales of such AbbVie Licensed Products, subject to certain reductions under specified circumstances. Royalties were due on a AbbVie Licensed Product by AbbVie Licensed Product and country by country basis from the date of the first commercial sale of each AbbVie Licensed Product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such AbbVie Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such AbbVie Licensed Product in such country, and (iii) the expiration of regulatory exclusivity for such AbbVie Licensed Product in such country.
Accounting Analysis
The Company concluded that AbbVie was a customer in this arrangement, and as such the arrangement falls within the scope of the revenue recognition guidance. Under the AbbVie Collaboration Agreement, the Company has identified a single performance obligation that includes (i) the research and development activities during the AbbVie Research Term (the “AbbVie R&D Services”), and (ii) AbbVie Joint Development Committee services during the AbbVie Research Term (the “AbbVie JDC Services”). The Company has concluded that the AbbVie R&D Services is not distinct from the AbbVie JDC Services during the AbbVie Research Term. The AbbVie JDC provided oversight and management of the overall AbbVie Collaboration Agreement, and the members of the AbbVie JDC from the Company have specialized industry knowledge, particularly as it relates to SNA technology. The AbbVie JDC was meant to facilitate the early-stage research being performed and coordinate the activities of both the Company and AbbVie. Further, the AbbVie JDC services were critical to the ongoing evaluation of an AbbVie Collaboration Program and the drafting and evaluation of the AbbVie Initial Development Report and the AbbVie IND-Enabling Data Package. Accordingly, the Company’s participation on the AbbVie JDC was essential to AbbVie receiving value from the AbbVie R&D Services and as such, the AbbVie JDC Services along with the AbbVie R&D Services are considered one performance obligation (the “AbbVie Collaboration Program Services”). In addition, the Company has concluded that the option to purchase two development and commercialization licenses was considered a marketing offer as the options did not provide any discounts or other rights that would be considered a material right in the arrangement, and thus, not a performance obligation at the onset of the agreement.  The consideration for these options would have been accounted for when they are exercised.
As of the AbbVie Effective Date, the total transaction price was determined to be $25,000, consisting solely of the AbbVie Upfront Payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of the AbbVie Effective Date, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or AbbVie. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore they have also been excluded from the transaction price. The Company re-evaluated the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred. As of the AbbVie Termination Agreement Effective Date, the Company determined the total transaction price was $25,000.
The Company recognized revenue related to the AbbVie Collaboration Program Services as the performance obligation is satisfied using an input method to measure progress. The Company believes the input method that most

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
accurately depicts the measure of progress is the actual hours incurred to date relative to projected hours to complete the research service.
During the third quarter of 2021, the AbbVie JDC revised the AbbVie Initial Development Plan for each AbbVie Collaboration Program. As a result, the Company had increased its estimate of total hours to complete the research services, requiring an adjustment to cumulative revenue recognized (considered a change in estimate pursuant to ASC 606), which led to a full year revenue reversal of $(2,792) in the prior year.
In connection with the AbbVie Termination Agreement, the Company recognized as revenue any remaining deferred revenue associated with the AbbVie Collaboration Agreement in the fourth quarter of 2022.
During the years ended December 31, 2022 and 2021, the Company recognized revenue under the AbbVie Collaboration Agreement of approximately $11,135 and $(2,792), respectively.
Summary of Contract Liabilities
Up-front payments are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements.
The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	AbbVie Collaboration Agreement	Ipsen Collaboration Agreement
Deferred revenue - Balance at January 1, 2021	$8,343	$—
Additions	—	20,000
Revenue (recognized) reversed	2,792	(2,309)
Deferred revenue - Balance at December 31, 2021	11,135	17,691
Additions	—	—
Revenue recognized	(11,135)	(17,691)
Deferred revenue - Balance at December 31, 2022	$—	$—
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	December 31,
	2022	2021
Prepaid clinical, contract research and manufacturing costs	$213	$2,484
Prepaid insurance	408	763
Other	853	1,278
Prepaid expenses and other current assets	$1,474	$4,525

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Other noncurrent assets

	December 31,
	2022	2021
Restricted cash	$1,200	$9,200
Prepaid insurance, noncurrent	2,252	—
Other	38	125
Other noncurrent assets	$3,490	$9,325

Property and equipment, net

	December 31,
	2022	2021
Scientific equipment	$6,087	$6,471
Computers and software	63	60
Furniture and fixtures	30	30
Construction in process	—	33
Property and equipment, gross	6,180	6,594
Less: accumulated depreciation	(3,650)	(2,667)
Property and equipment, net	$2,530	$3,927
Depreciation and amortization expense was $1,163 and $1,123, for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company sold scientific equipment with a net book value of $222 and recognized a loss of $17 in the accompanying statement of operations for the year ended December 31, 2022.
Accrued expenses and other current liabilities

	December 31,
	2022	2021
Accrued clinical, contract research and manufacturing costs	$48	$3,689
Accrued restructuring costs	48	1,191
Lease liability, current	539	459
Accrued payroll-related expenses	32	167
Accrued other expenses	611	958
Accrued expenses and other current liabilities	$1,278	$6,464
5. Investments
As of December 31, 2022 and 2021, the Company primarily invested its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
As of December 31, 2022, the balance of available-for-sale securities was zero as the Company’s excess cash was primarily invested in money market funds.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2021, the Company’s available-for-sale securities were available to the Company for use in its current operations. As a result, the Company categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by type of security at December 31, 2021 were as follows:

	December 31, 2021
	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$10,498	$—	$(2)	$10,496
	$10,498	$—	$(2)	$10,496
6. Debt
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
The MidCap Credit Agreement provided for a secured term loan facility in an aggregate principal amount of up to $25,000 (the “MidCap Credit Facility”). The Company borrowed the first advance of $17,500 (“Tranche 1”) on September 25, 2020 (the “Closing Date”). Amendment No. 4 terminated the availability of the second advance of $7,500 (“Tranche 2”), effective as of December 9, 2021, that was previously available under the MidCap Credit Agreement subject to certain conditions.
Tranche 1 bore interest at a floating rate equal to 6.25% per annum, plus the greater of (i) 1.50% or (ii) one-month LIBOR. Interest on each loan advance is due and payable monthly in arrears. Principal on each loan advance was payable in 36 equal monthly installments beginning October 1, 2022 until paid in full on October 1, 2025 (the “Maturity Date”). Prepayments of the loans under the MidCap Credit Agreement, in whole or in part, were subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date and 1.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date and prior to the maturity date. Pursuant to Amendment No. 4, the early termination fee associated with the prepayment of $10,000 made in December 2021 was waived and, since the remaining principal amount was repaid on or prior to March 31, 2022, the associated early termination fee for that prepayment was also waived. In connection with execution of the MidCap Credit Agreement, the Company paid MidCap a $125 origination fee.

At the Maturity Date or on any earlier date on which all amounts advanced to the Company become due and payable in full, or are otherwise paid in full, the Company was required to pay an exit fee equal to 3.75% of the principal amount of all loans advanced to the Company under the MidCap Credit Agreement. Upon the advance of Tranche 1, the Company accrued $656 for the related exit fee. Pursuant to Amendment No. 4, since the remaining principal amount was repaid on or prior to March 31, 2022, a portion of the related exit fee that had not been earned by MidCap was waived.
The Company’s obligations under the MidCap Credit Agreement were secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge). Additionally, the Company’s future subsidiaries, if any, may have been required to become co-borrowers or guarantors under the MidCap Credit Agreement.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The MidCap Credit Agreement contained customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.
The MidCap Credit Agreement also contained customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, delisting of the Company’s common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, the agent and the lenders may declare all or a portion of the Company’s outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could have been increased by 2.0%.
Total proceeds, net of fees and issuance costs, borrowed under Tranche 1 were $16,512. Fees and issuance costs of $332, as well as fees of $656 that were payable to MidCap at maturity of Tranche 1, were recorded as a reduction to the carrying amount of long-term debt on the Company’s balance sheet and, prior to the repayment of all remaining outstanding obligations under the MidCap Credit Agreement on March 15, 2022, were amortized to interest expense through the maturity date of October 1, 2025 using the effective interest method. Fees and issuance costs of $73 attributed to the amount available to be borrowed under Tranche 2 were paid and recorded as deferred financing costs (other assets) and were amortized and recorded to interest expense in 2021 when it was determined that amounts under Tranche 2 would not be borrowed.
The Company paid interest on the MidCap Credit Agreement of $194 and $1,375 during the years ended December 31, 2022 and 2021, respectively.
7. Leases
The Company’s lease arrangements at December 31, 2022 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) leases for office equipment (the “Office Equipment Leases”). The Chicago Lease and the Office Equipment Leases are classified as operating leases.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200 and subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s consolidated balance sheet at December 31, 2022.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of December 31, 2022, the Company determined it is not reasonably certain that the renewal option would not be exercised.
Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term	7.5 years	8.5 years
Weighted-average discount rate	8.3%	8.3%
The following table summarizes lease costs in the Company’s consolidated statement of operations:

	December 31,
	2022	2021
Operating lease costs	$1,305	$1,306
Variable lease costs	1,529	1,070
Short term lease costs	17	130
Total lease costs	$2,851	$2,506
The Company made cash payments for operating leases of $3,024 and $2,134 during the years ended December 31, 2022 and 2021, respectively.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Maturities of the Company’s lease liability as of December 31, 2022 were as follows:

Years Ending December 31,	Operating Leases
2023	1,100
2024	1,235
2025	1,271
2026	1,310
Thereafter	4,897
Total	$9,813
Less: imputed interest	(2,507)
Total lease liability	$7,306

Current operating lease liability	$539
Noncurrent operating lease liability	6,767
Total lease liability	$7,306
8. Restructuring
September 2022 Restructuring
On September 26, 2022, the Company announced its commitment to a plan to wind down the Company’s R&D activities (the “September 2022 Restructuring”). This plan resulted in a reduction in force where the Company reduced approximately 66% of the Company’s existing workforce in early fourth quarter of 2022. Notified employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance, the majority of which were paid in October 2022 as a lump sum payment. All of the severance costs associated with the September 2022 Restructuring represented cash expenditures and were recorded within research and development expense within the accompanying consolidated statement of operations.
December 2021 Restructuring
On December 10, 2021, the Company announced its commitment to a plan to wind down the Company’s immuno-oncology program for cavrotolimod (AST-008) and the Company’s XCUR-FXN preclinical program for the treatment of Friedreich’s ataxia. The Company intended at the time to realign its research and development resources to support (i) the development of its preclinical program targeting SCN9A for neuropathic pain, (ii) the continued advancement of its partnered programs with Ipsen Biopharm Limited to develop SNA-based treatments in neuroscience targeting Huntington’s disease and Angelman syndrome, (iii) its continued advancement of its partnered program with AbbVie to develop SNA-based treatments for hair loss disorders, as well as (iv) the continued research and development of other undisclosed therapeutic product candidates. This plan resulted in a reduction in force where the Company eliminated approximately 50% of the Company’s existing workforce on a staggered basis through January 2022 as well as other cost-cutting measures.
Notified employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. In most cases, the separation benefits were paid as a lump sum in January 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits were paid between February 2022 and January 2023. All of the severance costs represent cash expenditures.
The following table presents changes in the accrued restructuring liability balance for the periods presented (in thousands):

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 2021 Restructuring	September 2022 Restructuring	Total
Balance at December 31, 2021	$1,191	$—	$1,191
Payments	(1,154)	(489)	(1,643)
Additions	—	488	488
Adjustments (non-cash)	11	1	12
Balance at December 31, 2022	$48	$—	$48
The accrued liability balance at December 31, 2022 associated with the strategic reduction in force announced December 2021 of separation benefits in the form of salary continuation pursuant to an employment agreement and was paid in January 2023.
9. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
The Company has 200,000,000 shares of common stock, par value $0.0001, authorized. As of December 31, 2022 and December 31, 2021, the Company had 4,965,901 and 3,626,073 shares issued and outstanding, respectively.
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
September 2022 PIPE
Securities Purchase Agreement
On September 26, 2022, the Company entered into a securities purchase agreement (the “September 2022 Securities Purchase Agreement”) with CBI USA, pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares (the “September 2022 PIPE Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $1.60 per share (the “September 2022 PIPE”).
The September 2022 PIPE closed on February 24, 2023 (the “2023 PIPE Closing Date”). Immediately following the closing of the September 2022 PIPE, CBI USA holds approximately 50.4% of the shares of the Company’s common stock. At closing of the September 2022 PIPE, the Company received aggregate gross proceeds of $5,440 (or net proceeds of approximately $4,597 after transaction expenses).
Refer to Note 17, Subsequent Event, for more information on the September 2022 PIPE.

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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Registered Direct Offering
On December 16, 2021, the Company completed a securities purchase agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”) entered into on December 14, 2021, pursuant to which the Company offered to the Purchasers, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “Registered Direct Offering”), (i) an aggregate of 433,553 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share, (ii) pre-funded warrants to purchase up to an aggregate of 718,981 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 576,261 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $9.9780 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $9.9480 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.03). The per share exercise price for the Warrants is $8.1031, the closing bid price of the Company’s Common Stock on December 13, 2021 (and as adjusted for the reverse stock split referenced in Note 1). The Warrants will be exercisable immediately from the closing December 16, 2021, and will expire on the five-year anniversary of the date of issuance, or December 16, 2026. The Pre-Funded Warrants and Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital together with the net proceeds from the Registered Direct Offering. The gross proceeds to the Company from the Registered Direct Offering (excluding effect of subsequent exercises of pre-funded warrants) were $11,478 and net proceeds after deducting the placement agent’s fees and other offering expenses paid or payable by the Company were $10,226. The securities were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-251555) previously filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2020, and which was declared effective by the SEC on January 7, 2021 (the “Registration Statement”).
Each Warrant is exercisable for one share of Common Stock at an exercise price of $8.1031 per share. The Warrants are immediately exercisable as of the date of issuance of December 16, 2021 and will expire on the five-year anniversary of the date of issuance, or December 16, 2026. The Pre-Funded Warrants were offered in lieu of shares of Common Stock to one of the Purchasers whose purchase of shares of Common Stock in the Registered Direct Offering would otherwise result in said Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Direct Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.030 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Common Stock Warrants
In December 2021, 252,315 Pre-Funded Warrants were exercised for a total exercise price of $8, resulting in the issuance of 252,315 shares of common stock. In January 2022, Pre-Funded Warrants were exercised for a total exercise price of $14, resulting in the issuance of 466,666 shares of common stock. As of December 31, 2022, there are no unexercised pre-funded warrants that are outstanding.
As of December 31, 2022, warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding. The warrants are classified as equity. As a result of the closing of the September 2022 PIPE (see Note 17, Subsequent Events), a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement (or $800 in the aggregate).
Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2022:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2021	$(2)	$(2)
Other comprehensive income before reclassifications	2	2
Net current period other comprehensive income	2	2
Balance at December 31, 2022	$—	$—
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2021:

	Unrealized gains (losses) on short-term investments	Total
Balance at December 31, 2020	$83	$83
Other comprehensive loss before reclassifications	(84)	(84)
Net losses reclassified from accumulated other comprehensive income	(1)	(1)
Net current period other comprehensive loss	(85)	(85)
Balance at December 31, 2021	$(2)	$(2)
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
As of December 31, 2022, the aggregate number of awards available for grant under the 2017 Plan was 259,031. On January 1, 2023, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 153,333 awards.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 250 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. During 2022, the Company issued 1,851 shares of common stock that were purchased under the ESPP.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. As of December 31, 2022, there were 41,971 shares available for issuance under the ESPP. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares.
Equity-based compensation expense is classified in the statements of operations as follows:

	Year Ended December 31,
	2022	2021
Research and development expense	$507	$1,362
General and administrative expense	862	1,577
	$1,369	$2,939
Unamortized equity-based compensation expense at December 31, 2022 was $$2,014, which is expected to be amortized over a weighted-average period of 2.8 years.
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the years ended December 31, 2022 and 2021 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Year ended December 31, 2022	$3.46 to $5.51; weighted avg. $4.56	$3.46 to $5.51; weighted avg. $4.56
Year ended December 31, 2021	$34.50 to $77.10; weighted avg. $56.10	$34.50 to $77.10; weighted avg. $56.10
The weighted-average grant date fair value of common stock options granted in the years ended December 31, 2022 and 2021 was $2.52 and $39.00 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2021	331,420	$61.82	7.0	$—
Granted	232,028	4.56
Settled	(124)	5.51
Forfeited	(340,491)	60.18
Outstanding - December 31, 2022	222,833	$4.74	7.5	$—
Exercisable - December 31, 2022	90,499	$5.94	5.1	$—
Vested and Expected to Vest - December 31, 2022	213,753	$4.78	7.4	$—
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
The aggregate intrinsic value of common stock options exercised during the years ended December 31, 2022 and 2021 was $0 and $243, respectively.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	10,109	$50.04
Granted	51,536	3.42
Vested	(5,535)	22.04
Forfeited	(35,225)	4.72
Unvested balance - December 31, 2022	20,885	$12.65
The grant date fair value of restricted stock units is based on the Company’s closing stock price at the date of grant. At vesting, each outstanding restricted stock unit will be exchanged for one share of the Company’s common stock. The restricted stock units granted during the 2022 period generally vest evenly on a quarterly basis over a period of 4 years in exchange for continued service provided by the restricted stock unit recipient during that vesting period.
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	—	$—
Granted	97,643	3.45
Unvested balance - December 31, 2022	97,643	$3.45
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
Repricing of Outstanding and Unexercised Options
On March 24, 2022, the Board unanimously approved the repricing of all outstanding and unexercised stock options granted under the 2015 Plan and 2017 Plan (the “Plans”) and held by current employees, executive officers, and directors of the Company (the “Eligible Stock Options”). Effective April 1,2022, the exercise price of the eligible stock options was reduced to $5.51, the closing price of its common stock on April 1, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options will remain in full force and effect.
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
Matthias Schroff, the Company’s Chief Executive Officer, and Elias Papadimas, the Company’s Chief Financial Officer, held Eligible Stock Options exercisable into an aggregate of 29,373 and 12,513 shares of the Company’s common stock, respectively. Former non-employee directors, Jeffrey Cleland, Elizabeth Garofalo, Bali Muralidhar and James Sulat, held Eligible Stock Options exercisable into an aggregate of 3,835, 5,000, 3,835 and 3,112 shares of the Company’s common stock, respectively.
The option repricing resulted in incremental stock-based compensation of $291, of which $213 was recorded as expense in the year ended December 31, 2022 and the remaining balance is expected to be recognized as expense over the requisite service period in which the stock options vest.
11. Income Taxes
Pre-tax loss before income taxes was $2,373 and $64,102 for the years ended December 31, 2022 and 2021, respectively, which consists entirely of losses in the U.S. and resulted in $209 and $0 provision for income tax expense during the years then ended, respectively.
Components for the provision for income taxes consist of the following:

	Year Ended December 31,
	2022	2021
Current
Federal	$115	$—
State and local	94	—
Total current tax expense	$209	$—

Deferred
Federal	$—	$—
State and local	—	—
Total deferred tax expense	$—	$—

Provision for income tax expense	$209	$—

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2022		2021
Federal income tax expense at statutory rate	$(498)	21.0%	$(13,461)	21.0%
State income tax expense at statutory rate	(87)	3.7	(4,816)	7.5
Permanent differences	108	(4.6)	245	(0.4)
Research and development credit	(31)	1.3	—	—
Other	(16)	0.7	(32)	—
Change in valuation allowance	733	(30.9)	18,064	(28.1)
	$209	(8.8)%	$—	—%
The effective tax rate for the year ended December 31, 2022 is attributable to the fact that the Company is subject to the IRC Sec. 174 regulations requiring companies to capitalize certain research and experimental expenditures and IRC Sec. 382 loss limitation rules on the Company's ability to utilize net operating losses to offset the capitalization requirement. The effective income tax rate for the year ended December 31, 2021 was 0% because the Company generated tax losses and provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred Tax Assets
Net operating losses	$36,331	$42,769
Tax credits	472	3,922
Capitalized R&D expenses	5,795	—
Intangibles	117	134
Accrued expenses	40	1,331
Operating lease liability	2,097	2,253
Equity-based compensation	1,874	1,622
Deferred revenue	—	3,191
Other	56	54
Less: Valuation allowance	(44,145)	(52,392)
Total deferred tax assets	2,637	2,884
Deferred Tax Liabilities
Prepaid expenses	(262)	(308)
Fixed assets and other	(292)	(298)
Right-of-use asset	(2,083)	(2,278)
Total deferred tax liabilities	(2,637)	(2,884)
Deferred taxes, net	$—	$—

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company’s effective income tax rate for the year ended December 31, 2022 is (8.8)%. The Company has recorded a full valuation allowance against its deferred tax assets. This determination is based on significant negative evidence, including:
•Cumulative losses: The Company has been in a significant cumulative loss position since its inception in 2012.
•Projected realization of net operating loss carry forward amounts: Projections of future pre-tax book loss and taxable losses based on the Company's recent actual performance and current industry data indicate it is more likely than not that the benefits will not be recognized.
At December 31, 2022, the Company had a federal net operating loss carryforward of $120,346, which will begin to expire in 2035. At December 31, 2022, the Company had $148,344 of state net operating loss carryforwards which will begin to expire in 2027.
As provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), and similar state provisions, utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of net operating losses and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. The Company completed a review of its changes in ownership through December 31, 2022 and determined that it had experienced an “ownership change” within the meaning of Section 382(g) during the fourth quarter of 2022. This ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict the Company’s ability to use them to offset its taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.
The Company determined that at the date of the 2022 ownership change, it had a net unrealized built-in loss ("NUBIL"). The NUBIL was determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards or certain other deductions.
At December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2018 through 2022. There are no pending examinations in any jurisdiction.
12. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2022 and 2021.
The following is the computation of loss per common share for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net loss	$(2,582)	$(64,102)
Weighted-average basic and diluted common shares outstanding	4,619,471	2,953,901
Loss per share - basic and diluted	$(0.56)	$(21.70)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	December 31,
	2022	2021
Options to purchase common stock	222,833	331,420
Restricted stock units	20,885	10,109
Performance stock units	97,643	—
Warrants to purchase common stock	576,261	1,042,927

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
Assets measured at fair value on a recurring basis as of December 31, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,612	$1,612	$—	$—
Total financial assets	$1,612	$1,612	$—	$—

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

The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company’s long-term debt bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for this instrument also approximated its fair value and the financial measurement was also classified within Level 2 of the fair value hierarchy.
As of December 31, 2022, the Company’s common stock warrant liability associated with warrants issued in a private placement offering of common stock in 2017 was $0 and no warrants were outstanding underlying the common stock warrant liability as those warrants expired unexercised during 2021. The following is a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Common Stock Warrant Liability
Balance at December 31, 2020	$15
Gain included in other income (expense), net	(15)
Balance at December 31, 2021	$—
Gain included in other income (expense), net	—
Balance at December 31, 2022	$—
14. Defined Contribution Plan
Exicure maintains a defined contribution savings plan for the benefit of its employees. Company contributions are determined under various formulas. The expense recognized for this plan was $276 and $402 for the years ended December 31, 2022 and 2021, respectively.
15. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. The amended complaint alleges that Dr. Giljohann and Mr. Bock made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The amended

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On March 20, 2023, the Court issued an Order appointing James Mathew as Lead Plaintiff, and Bleichmar Fonti & Auld LLP as Lead Counsel for the purported class. The parties are required to submit, within two weeks of that Order, a schedule to the Court governing the filing of a further amended complaint and the timing of defendants’ answer or response.
On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Dr. Giljohann and Mr. Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al., Case No. 1:22-cv-01217. On April 25,2022, Stourbridge Investments LLC filed a similar shareholder derivative lawsuit against the same individuals in the United States District Court for the District of Delaware, captioned Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri, Sim, and Stourbridge complaints (collectively, the “Derivative Complaints”) allege that the defendants caused the Company to issue false and/or misleading statements in the proxy statement for its 2021 Annual Meeting of Stockholders regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties. The Derivative Complaints also assert that Dr. Giljohann and Mr. Bock are liable for contribution under the federal securities laws. The Puri and Stourbridge complaints further assert state law claims for unjust enrichment, and the Puri complaint additionally asserts state law claims for abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders.
All of the Derivative Cases have been stayed pending a decision on any motion to dismiss that may be filed in the Colwell case. In addition, the Stourbridge case has been administratively closed pending the decision on motion to dismiss that may be filed in the Colwell case.
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2022, the Company has paid to NU an aggregate of $11,515 in consideration of each of the obligations described above.
16. Related-Party Transactions
The Company received consulting services from, and paid fees to, one of its co-founders who is not an employee but, through April 30, 2021, served as a member of the Board. The consulting agreement with this co-founder and former Board member expired on September 30, 2021 under the terms of the agreement and was not renewed. The Company recognized expense of $75 for the year ended December 31, 2021 in connection with these consulting services in the accompanying consolidated statement of operations.
17. Subsequent Events
Closing of September 2022 PIPE
The September 2022 PIPE (see Note 9, Stockholders’ Equity) closed on February 24, 2023. As a result of the closing of the September 2022 PIPE, CBI USA is the beneficial owner of approximately 50.4% of the Company’s outstanding shares. Pursuant to the board designation rights of CBI USA, CBI USA designated three members to the Company’s board of directors effective as of February 24, 2023. Subsequently, the board appointed additional directors. As a result, the board of directors current has 6 members, only one which, Matthias Schroff, the Company’s Chief Executive Officer, served as a director prior to the closing.
In February 2023, the Company received gross proceeds of $5,440 from the September 2022 PIPE (or net proceeds of $4,597 after transaction expenses). Following the closing, a holder of warrants to purchase 526,151 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction elected to exercise their option to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement (or $800 in the aggregate).

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a non-accelerated filer and an “emerging growth company” as of December 31, 2022, as defined in the Jumpstart Our Business Startups Act of 2012.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
We expect to file a definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”
Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is KPMG LLP, Chicago, Illinois (PCAOB ID: 185). The information required by Item 14 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 43 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		10-K (Exhibit 3.3)	3/11/2021	001-39011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.		8-K (Exhibit 3.1)	6/29/2022	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Description of Securities		10-K (Exhibit 4.4)	3/10/2020	001-39011

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5+	Separation and Transition Agreement by and between Exicure Inc. and David A. Giljohann, Ph.D.		8-K (Exhibit 10.3)	2/4/2022	001-39011

10.6+	Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, Ph.D.		8-K (Exhibit 10.2)	2/4/2022	001-39011

10.7+	First Amendment to the Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, dated September 23, 2022.		8-K (Exhibit 10.3)	9/27/2022	001-39011

10.8+	Advisor Agreement by and between Exicure, Inc. and Brian C. Bock		8-K (Exhibit 10.1)	2/4/2022	001-39011

10.9+	Amended and Restated Employment Agreement dated as of June 1, 2021 by and between Elias D. Papadimas and Exicure, Inc.		10-Q (Exhibit 10.3)	8/12/2021	001-39011

10.10+	First Amendment to Amended and Restated Employment Agreement by and between Exicure, Inc. and Elias D. Papadimas, dated January 17, 2022		8-K (Exhibit 10.2)	1/18/2022	001-39011

10.11+	Second Amendment to the Amended and Restated Employment Agreement, by and between Exicure, Inc. and Elias Papadimas, dated September 23, 2022.		8-K (Exhibit 10.4)	9/27/2022	001-39011

10.12+	Retention Agreement by and between Exicure, Inc. and Elias D. Papadimas		10-K (Exhibit 10.20)	3/25/2022	001-39011

10.14+	Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated March 5, 2021	X

10.15+	First Amendment to Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated December 10, 2021	X

10.16+	Second Amendment to Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated September 23, 2022	X

10.17	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.		10-Q (Exhibit 10.1)	5/14/2020	001-39011

10.18*	Restated License Agreement between Exicure OpCo and Northwestern University dated as of August 15, 2015.		8-K/A (Exhibit 10.20)	11/7/2017	000-55764

10.19.1*	Amendment One to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 27, 2016.		8-K/A (Exhibit 10.23)	11/7/2017	000-55764

10.19.2*	Amendment Two to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 30, 2017.		10-K (Exhibit 10.22)	3/10/2020	001-39011

10.19.3*	Amendment Three to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of January 1, 2019.		10-K (Exhibit 10.23)	3/10/2020	001-39011

10.19.4	Amendment Four to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 13, 2019.		10-K (Exhibit 10.24)	3/10/2020	001-39011

10.19.5	Amendment Five to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 8, 2021.		10- Q (Exhibit 10.5)	11/19/2021	001-39011

10.20*	License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		8-K/A (Exhibit 10.21)	11/7/2017	000-55764

10.21.1*	Amendment One dated and effective as of June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		10-K (Exhibit 10.26)	3/10/2020	001-39011

10.22.2	Amendment Two dated and effective as of November 13, 2019 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		10-K (Exhibit 10.27)	3/10/2020	001-39011

10.23*	License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		8-K/A (Exhibit 10.22)	11/7/2017	000-55764

10.24*	Amendment One dated and effective June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		10-K (Exhibit 10.27)	3/10/2020	001-39011

10.25*	Research Collaboration, Option and License Agreement between Exicure OpCo and Purdue Pharma L.P. dated as of December 2, 2016.		8-K/A (Exhibit 10.24)	11/7/2017	000-55764

10.26*	License and Development Agreement between Exicure, Inc. and DERMELIX LLC dated February 17, 2019.		10-Q (Exhibit 10.2)	5/8/2019	000-55764

10.27	Side Agreement to Northwestern Agreements by and among Exicure OpCo, Northwestern University and Purdue Pharma L.P. dated as of October 11, 2016.		8-K/A (Exhibit 10.25)	11/7/2017	000-55764

10.28*	Letter Agreement, dated December 13, 2022, by and between Exicure, Inc. and Allergan Pharmaceuticals International Limited.		8-K (Exhibit 10.2)	12/14/2022	001-39011

10.29*	Collaboration, Option and License Agreement between Exicure, Inc. and Allergan Pharmaceuticals International Limited dated as of November 13, 2019		10-K (Exhibit 10.33)	3/10/2020	001-39011

10.30	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Allergan Pharmaceuticals International Limited dated as of November 13, 2019.		10-K (Exhibit 10.34)	3/10/2020	001-39011

10.31	Mutual Termination Agreement, dated December 12, 2022, by and between Exicure, Inc. and Ipsen Biopharm Limited.		8-K (Exhibit 10.1)	12/14/2022	001-39011

10.32*	Collaboration, Option and License Agreement between Exicure, Inc. and Ipsen Biopharm Limited dated as of July 30, 2021		10- Q (Exhibit 10.3)	11/19/2021	001-39011

10.33	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Ipsen Biopharm Limited dated as of July 30, 2021.		10- Q (Exhibit 10.4)	11/19/2021	001-39011

10.34	Form of Securities Purchase Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchaser parties thereto.		8-K (Exhibit 10.1)	5/13/2022	001-39011

10.35	Registration Rights Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.		8-K (Exhibit 10.2)	5/13/2022	001-39011

10.36	Securities Purchase Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.1)	9/27/2022	001-39011

10.37	Registration Rights Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.2)	9/27/2022	001-39011

21.1	Subsidiaries of Exicure, Inc.	X

23.1	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 27, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Matthias Schroff, Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 27, 2023
Matthias Schroff, Ph.D.
/s/ Elias D. Papadimas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2023
Elias D. Papadimas

/s/ Seung Soo Shin	Chair of the Board of Directors	March 27, 2023
Seung Soo Shin

/s/ Changil Ahn	Director	March 27, 2023
Changil Ahn

/s/ Cheolho Jo	Director	March 27, 2023
Cheolho Jo

/s/ Paul Kang	Director	March 27, 2023
Paul Kang

/s/ Hyukku Lee	Director	March 27, 2023
Hyukku Lee