Form 10-K/A
period 2022-12-31
EXICURE, INC.
filed 2023-05-01
CIK 1698530

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXICURE, INC.
ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

EXPLANATORY NOTE

Exicure, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (our “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Annual Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including currently dated certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not amend any other information set forth in our Annual Report, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with our Annual Report and with our filings with the SEC subsequent to our Annual Report.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board of Directors is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Any vacancies on our Board of Directors resulting from death, resignation, disqualification, removal or other causes, and any newly created directorships resulting from any increase in the number of directors, shall be filled by the affirmative vote of a majority of the directors then in office, even though less than a quorum of the Board of Directors. Any director elected to fill a vacancy shall hold office for the remainder of the unexpired term in which the vacancy occurred or newly created directorship was created and until such director’s successor shall have been elected and qualified.

Our Board of Directors presently has 6 directors. Changil Ahn, Paul Kang, and Hyukku Lee were delegated to the Board of Directors by CBI USA, Inc. (“CBI USA”) pursuant to its rights under the Securities Purchase Agreement, dated September 26, 2022 (the “Securities Purchase Agreement”) and appointed to the Board of Directors by the Board of Directors in February 2023 upon closing of the transactions contemplated by the Securities Purchase Agreement to fill vacancies on the Board. CBI USA requested that Jiyoung Hwang be appointed pursuant to such rights.

Class III Directors (Term Expires 2023)

Changil Ahn, age 53, has served as a member of our Board of Directors since February 2023. Mr. Ahn is the CEO of Dream Holdings, Inc., a Korean company that provides funeral hall and related services. Before becoming the CEO of Dream Holdings, Mr. Ahn worked as the director of FICC Korea Sales team at Merrill Lynch Korea from 2009 to 2021. The FICC Korea Sales team offers various investment products in fixed income instruments, commodities, and currencies to provide clients with financial solutions. During his tenure at Merrill Lynch, Mr. Ahn worked with both public and private sector clients, including Bank of Korea (BOK), Korea Investment Corporation (KIC), National Pension Service (NPS), banks, insurance companies, asset management companies, and other institutional investors. Prior to joining Merrill Lynch, Mr. Ahn began his career at Bank of Korea in 1992. He worked in various departments, including the International Finance Department, Busan branch, and Research Department, as part of BOK's policy for promoting junior economists. He also worked at Deutsche Securities Korea, Deutsche Bank in Hong Kong, UBS Seoul, and UBS Hong Kong before joining Merrill Lynch. Mr. Ahn has a Bachelor's degree in Business Administration from Yonsei University and an MBA in Finance from Penn State University. Mr. Ahn’s experience as a CEO and in various financial positions qualifies him to serve on the Board.

Paul Kang, age 61, has served as a member of our Board of Directors since February 2023. Mr. Kang began his 35-year investment and merger advisory career at Goldman Sachs in New York. He also served as CEO of Alta Capital Group, focusing on cross border merchant banking. He began his career as a brand manager at Procter & Gamble in Cincinnati. Mr. Kang has served as an interim CEO for a range of industries, and his investment experience includes leading the acquisition for KBL Healthcare Acquisition Corp., the first successful healthcare SPAC. His biopharma experience began with advising LG on the first Korean FDA-approved drug in the late 90s. He received his A.B. in applied mathematics from Harvard College and his M.B.A. from the Stanford Graduate School of Business. Mr. Kang’s experience in finance and working with companies in a range of industries qualifies him to serve on the Board.

Class I Directors (Term Expires 2024)

Cheolho Jo, age 51 has served as a member of our Board of Directors since February 2023. Mr. Jo has been a financial advisor for Hana Securities since 2014 and prior to that at Aplus Asset from 2009 to 2014. Prior to serving as a financial advisor, Mr. Jo served in various credit analysis roles at subsidiaries of Shinhan Financial Group from 1996 to 2008. Mr. Jo has graduated from Kyunghee University with a B.A. in English Language and Literature.

Mr. Jo is certified as a CFP by the Financial Planning Standards Board of Korea. Mr. Jo’s experience in finance qualifies him to serve on the Board.

Jiyoung Hwang, age 46, has served as a member of our Board of Directors since April 2023. Ms. Hwang has served as an independent consultant since 2017. As a consultant she has worked on investments in Viral Gene, Liminatus Pharma, Epivara and Hyperfine. She also serves as a member of the evaluation committee at MSIT, KHIDI, KIPA, and KIPO of the Republic of Korea since 2013. Prior to 2017 she was the Managing Director of Intervest Co., Ltd a venture capital fund. Prior to 2017, she also served as a Managing Director at Neoplux Co., Ltd, a Fund Manager at National Agricultural Cooperative Federation, a Manager at NEXUS Investment Co, Ltd., a Manager at Pulmuone Holdings Co., Ltd and Venture Capitalist & Analyst at Hyundai Venture Investment Corp. Ms. Hwang holds a Life Science degree from Pohang University of Science of Technology and a graduate degree in Environmental Management from Graduate School of Environmental Studies, Seoul National University.

Class II Directors (Term Expires 2025)

Jung Sang Kim, age 62, has served as Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors since April 2023. Mr. Kim, age 62, has served as the President of Hanil Energy since May 2019, a company focused on manufacturing fuel pallets as a form of renewable energy. Prior to his work at Hanil Energy, he served as the President and Chief Executive Officer of Signal Entertainment from February 2015 until August 2018. Signal Entertainment is an entertainment holding company aiming to distribute Korean entertainment contents in China. Prior to 2018, Mr. Kim also served at AZ Works Inc., Evergreen Contents Group, Plenus Entertainment Inc., Cinema Service Inc., Twentieth Century Fox Korea Inc., FoxVideo Korea Inc. and Daewoo Electronics. Mr. Kim holds a B.A. from State University of New York at Binghamton.

Hyukku Lee, age 43, has served as a member of our Board of Directors since February 2023. Mr. Lee has been CEO of AFS Company since 2017, providing business development and investor relations consulting services to a variety of early-stage Korean businesses. Mr. Lee is also the co-founder and a director since 2018 of Happy Works, a laundry services business based in Korea. Prior to these positions, Mr. Lee served as an investment review officer for Korean venture capital fund TGCK Partners and venture advisor HN Investment Advisors, where his responsibilities included review of investment opportunities, management of portfolio investments (including service as a director), and fundraising. Mr. Lee graduated from Yongin University, majoring in Video Media. Mr. Lee is a registered venture capitalist under the Korea Venture Capital Association. Mr. Lee’s experience in venture capital and providing business development and investor relations services to early-stage businesses qualifies him to serve on the Board.

Executive Officers

The following sets forth information about our executive officers as of April 27, 2023.

Name	Position	Age
Jung Sang Kim	Chief Executive Officer and Chief Financial Officer	62
Sarah Longoria	Chief Human Resources and Compliance Officer	41

Jung Sang Kim. Biographical information for Mr. Kim is presented above under the caption “Directors.”

Sarah Longoria has served as our Chief Human Resources & Compliance Officer since December 2021 and was our Vice President, Human Resources from March 2021 to December 2021. Prior to joining us, Ms. Longoria served as vice president, head of human resources at Assertio Therapeutics, Inc., a publicly traded pharmaceutical company, from May 2020 to February 2021. Before that, Ms. Longoria held various positions of increasing responsibility with Abbott Laboratories from June 2001 to March 2020, most recently as head of human resources for three global divisions within the diagnostics segment. Ms. Longoria received her B.B.A. degree in business, human resources from the University of Wisconsin — Whitewater.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that: a late report on Form 3 was filed on May 20, 2022 relating to an initial statement of beneficial ownership of securities by Sarah Longoria.
Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.exicuretx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Audit Committee Matters
Our Audit Committee is currently comprised of Hyukku Lee, Changil Ahn, and Cheolho Jo. Mr. Lee serves as the chairperson of the Audit Committee. Our Board of Directors has determined that all members are “independent” for Audit Committee purposes as that term is defined in the applicable rules of the SEC and The Nasdaq Stock Market (“Nasdaq”) rules. Our Board has designated Mr. Lee as an “audit committee financial expert,” as defined under the applicable rules of the SEC.
Item 11. Executive Compensation.
Executive Compensation

Compensation Overview

This section provides a discussion of the total compensation awarded to, earned by, or paid to, during the years ended December 31, 2022 and 2021: (1) the individuals who served as our principal executive officer during the fiscal year ended December 31, 2022, (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2022 and were serving as executive officers as of such date, and (3) any individual who would otherwise be included in (2) above but for the fact that such individual was not serving as an executive officer of ours as of December 31, 2022. We refer to these individuals in this prospectus as our named executive officers. Our named executive officers for 2022 who appear in the Summary Compensation Table are:
•Matthias G. Schroff, our former Chief Executive Officer;
•Elias D. Papadimas, our former Chief Financial Officer;
•Sarah Longoria, our Chief Human Resource and Compliance Officer;
•Brian C. Bock, our former Chief Executive Officer;
•David Giljohann, our former Chief Executive Officer;
•Doug Feltner, our former Chief Medical Officer;

Role of Compensation Consultant
Our Compensation Committee had previously reviewed our executive compensation program on an annual basis or more frequently as it deems appropriate. During 2022, we retained Compensia, an independent compensation consultant, to assist in evaluating our executive compensation program, including an assessment of the competitive market for similar positions at comparable companies.
Elements of Compensation
Our executive compensation program is based on a pay-for-performance philosophy. We designed our executive compensation program to align executive compensation with our business objectives and the interests of our stockholders and to attract, retain and reward executives who contribute to our success.
During 2022, compensation for our named executive officers was comprised primarily of the following three components.
Base Salary
Base salaries are determined on a case-by-case basis for each executive. The base salary levels are designed to reflect each executive officer’s experience, expertise and performance, as well as market compensation levels for similar positions. They also reflect negotiated levels in employment agreements. Refer to the Summary Compensation Table below for information with respect to base salary of our named executive officers for 2021 and 2022.
Annual Cash Incentive Bonuses
Annual cash incentive bonuses provide incentive award opportunities for the achievement of performance goals established by our Compensation Committee. The payment of awards under our 2022 annual cash incentive bonus program were subject to the attainment of specific performance goals relating to research and development and financing. Each executive officer’s target bonus amount is expressed as a percentage of the executive officer’s annual base salary and is intended to be commensurate with the executive officer’s position and responsibilities.
The following table sets forth the target bonus opportunities for each of our named executive officers for 2022.

Name	2022 BONUS TARGET (%)
Matthias G. Schroff, Ph.D. Former Chief Executive Officer	50
Brian C. Bock (1) Former Chief Executive Officer	—
Elias D. Papadimas Former Chief Financial Officer	40
Sarah Longoria Chief Human Resources and Compliance Officer	40
(1) Mr. Bock resigned from the role of our Chief Executive Officer effective February 4, 2022, and therefore, did not have 2022 bonus target.

Other than retention bonuses paid in the amounts of $140,000 paid to Dr. Schroff, $180,000 paid to Mr. Bock, $120,000 paid to Mr. Papadimas, and $99,750 paid to Ms. Longoria, as well as a cash bonus of $20,000 paid to Mr. Papadimas, we did not pay any annual cash incentive bonuses with respect to 2022 as a result of a determination by our Board of Directors to preserve resources following our restructuring as we explore strategic alternatives.

Equity Awards

We believe equity awards in the form of options to purchase shares of our common stock, restricted stock units, and performance stock units, provide an incentive for our executives to focus on driving growth in our stock price and long-term value creation and helps us attract and retain key talent. In addition, we believe that the granting of stock options further aligns the interests of our executive officers with those of our stockholders as the options only have value if our stock price increases after the date of grant.
The following table provides a summary of the equity awards granted to the named executive officers in 2022.

	Performance-Based RSUs		Options to Purchase Common Stock
Named executive officer	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value
Matthias G. Schroff, Ph.D.	77,485	$267,323	77,485	$208,533
Elias D. Papadimas	14,133	48,759	14,133	38,036
Sarah Longoria	6,025	20,786	6,025	16,215
Refer to “Employment Agreements” below for a description of the treatment of the equity awards held by Dr. Schroff and Mr. Papadimas upon their separations effective April 26, 2023.

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

Matthias Schroff, the Company’s former Chief Executive Officer, and Elias Papadimas, the Company’s former Chief Financial Officer, held Eligible Stock Options exercisable into an aggregate of 29,373 and 12,513 shares of the Company’s common stock, respectively. Ms. Longoria held Eligible Stock Options exercisable of 4,166 shares of the Company’s common stock. Former non-employee directors, Jeffrey Cleland, Elizabeth Garofalo, Bali Muralidhar and James Sulat, held Eligible Stock Options exercisable into an aggregate of 3,835, 5,000, 3,835 and 3,112 shares of the Company’s common stock, respectively.
Retirement Benefits and Other Compensation
Our named executive officers are also eligible to participate in our 401(k) plan, 2017 Employee Stock Purchase Plan and health and welfare benefit plans that are generally available to our other salaried employees, in each case, on the same basis as all of our other employees.

Summary Compensation Table

The following table provides a summary of compensation paid or accrued for the years ended December 31, 2022 and 2021 to our named executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)(3)	Total ($)
Matthias G. Schroff, Ph.D. (4) Former Chief Executive Officer	2022	538,163	122,197(5)	267,323	277,785	12,250	1,217,718
	2021	449,111	17,803(5)	—	713,146	12,172	1,192,232
Elias D. Papadimas (6) Former Chief Financial Officer	2022	400,625	140,000(7)	48,759	67,125	10,250	666,759
Sarah Longoria (8) Chief Human Resources and Compliance Officer	2022	300,000	99,750(9)	20,786	26,125	—	446,661
David A. Giljohann, Ph.D. (10) Former Chief Executive Officer	2022	45,833	—	—	—	530,132(10)	575,965
	2021	560,577	—	—	1,520,057	9,750	2,090,384
Brian C. Bock (11) Former Chief Executive Officer	2022	51,705	105,283(12)	—	—	5,250	162,238
	2021	269,824	134,717(12)	—	480,000(13)	44,750(14)	929,291
Douglas E. Feltner, M.D. (15) Former Chief Medical Officer	2022	33,333	—	—	—	235,293 (15)	268,626
	2021	409,231	—	—	292,600	12,250	714,081

(1)	The amounts reported in this column reflect the aggregate grant date fair value for performance stock units granted during such fiscal year.
(2)	The amounts reported in this column reflect the grant date fair value of the option awards granted to the named executive officers during the years presented and do not reflect the actual amounts earned. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. These values have been determined in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 27, 2023 for a discussion of the relevant assumptions used in calculating these amounts. The amounts in this column for 2022 for Dr. Schroff, Mr. Papadimas, and Ms. Longoria also include the incremental fair value of outstanding awards as a result of the repricing of stock options effective April 1, 2022.
(3)	Except as set forth below in footnotes 10 and 15 with respect to 2022 amounts, and footnote 14 with respect to 2021 amounts, the amounts reported in this column represent a match of contributions to our 401(k) savings plan.
(4)	Dr. Schroff served as our Chief Operating Officer in 2021 until December 10, 2021, and as our Chief Scientific Officer from December 10, 2021 through February 4, 2022. Effective February 4,2022, Dr. Schroff was appointed as Chief Executive Officer, succeeding Mr. Bock. He separated from the Company effective April 26, 2023.
(5)	Represents retention award amounts earned in each respective year and paid to Dr. Schroff in 2022.
(6)	Mr. Papadimas was not a named executive officer in 2021. Mr. Papadimas was appointed as our Chief Financial Officer in January 2022. He separated from the Company effective April 26, 2023
(7)	The amount reported represents (i) a retention award in the amount of $120,000 earned in 2022 and (ii) a bonus in the amount of $20,000 earned in 2022, each paid to Mr. Papadimas in 2022.
(8)	Ms. Longoria was not a named executive officer in 2021. Ms. Longoria was appointed as our Chief Human Resources and Compliance Officer in December 2021.
(9)	Represents retention award amounts earned and paid to Ms. Longoria in 2022.
(10)	Dr. Giljohann served as our Chief Executive Officer in 2021 until December 10, 2021, when he was succeeded by Mr. Bock. Effective December 10, 2021, Dr. Giljohann was appointed as our Chief Technology Officer, a role he served in through January 31, 2022, at which time Dr. Giljohann separated from the Company. In connection with his separation, Dr. Giljohann received a separation payment equal to $550,000, less applicable withholdings and deductions, payable during the twelve-month period following Dr. Giljohann’s separation from the Company. In addition, the Board agreed to extend the post-termination exercise period of his vested stock options, such that each of his vested stock options that was outstanding as of January 31, 2022 remained exercisable until the earlier to occur of (a) December 10, 2022 and (b) the applicable option’s original expiration date. All Other Compensation for 2022 includes $528,045 in severance and subsidized COBRA payments.
(11)	Mr. Bock was appointed as our Chief Financial Officer on May 13, 2021. In December 2021, he was appointed as our Chief Executive Officer effective December 10, 2021. Effective February 4, 2022, Mr. Bock resigned from the position of our Chief Executive Officer and as a member of the Board. We entered into an advisor agreement with Mr. Bock, dated as of February 4, 2022, pursuant to which Mr. Bock served as Special Advisor to the Chief Executive Officer for an initial transition period of three months; such agreement terminated in May 2022.
(12)	The amount reported for 2022 represents a retention award in the amount earned in 2021 and paid to Mr. Bock in 2022. The amount reported for 2021 represents (i) a signing bonus in the amount of $60,000 paid to Mr. Bock in 2021; and (ii) a retention award in the amount of $74,717 earned in 2021 and paid to Mr. Bock in 2022.

(13)	In connection with Mr. Bock’s resignation from the Company on February 4, 2022, Mr. Bock’s stock options were forfeited.
(14)	Represents (i) a match of contribution to Mr. Bock’s 401(k) savings plan in the amount of $9,750; and (ii) a relocation bonus payment paid to Mr. Bock pursuant to the terms of his employment agreement in the amount of $35,000.
(15)	Dr. Feltner ceased serving as our Chief Medical Officer effective January 30, 2022. In connection with his separation, Dr. Feltner received a severance payment of approximately $200,000, which was paid in the form of salary continuation payments in 2022. Due to Dr. Feltner’s termination of employment, his outstanding stock options expired on April 30, 2022. The amount reported in All Other Compensation for 2022 includes $231,954 in severance and subsidized COBRA payments.

Employment Agreements

We had employment agreements with each of our named executive officers who were still serving in their positions at the end of 2022. These employment agreements are described below. With respect to Dr. Schroff and Mr. Papadimas, who departed the Company effective April 26, 2023, the terms of their separation agreements are also described below. Refer to the footnotes to the Summary Compensation Table above with respect to named executive officers who were no longer serving at the end of 2022.

Matthias G. Schroff, Ph.D. We and Dr. Schroff entered into a Second Amended and Restated Employment Agreement dated January 26, 2022, as amended by the First Amendment dated September 23, 2022 (collectively, the “Schroff Employment Agreement”). Under the terms of the Schroff Employment Agreement, Dr. Schroff’s annual base salary was $550,000, subject to adjustment as provided in the agreement, and he was eligible to earn an annual cash incentive bonus, which was initially set at a target aggregate bonus amount of 50% of annual base salary, upon achievement of certain individual and/or Company performance goals. In connection with Dr. Schroff’s separation from the Company effective April 26, 2023, we entered into a Separation and Release Agreement, which terminated the Schroff Employment Agreement (other than post-termination restrictive covenants). Pursuant to the Separation and Release Agreement, Dr. Schroff is entitled to a lump sum severance payment of approximately $603,800. In the event of a “Change in Control” (as defined in the agreement) prior to December 31, 2024, Dr. Schroff will be entitled to additional payment of $275,000. In addition, three months following his separation date, all of Dr. Schroff’s existing equity awards will become fully vested and he will be granted additional shares worth approximately $300,000 (based on the closing price on the grant date), less applicable withholding. The foregoing severance payments and benefits are in lieu of any benefits provided by the Schroff Employment Agreement, are provided in exchange for Dr. Schroff’s release of claims against the Company and related parties, and are subject to Dr. Schroff’s compliance with the post-termination restrictive covenants to which he is subject. Dr. Schroff’s also resigned as a member of the Board of Directors effective April 26, 2023.
Elias D. Papadimas. We and Mr. Papadimas entered into an Amended and Restated Employment Agreement dated June 1, 2021, as amended by the First Amendment dated January 17, 2022 and the Second Amendment dated September 23, 2022 (collectively, the “Papadimas Employment Agreement”). Under the terms of the Papadimas Employment Agreement, Mr. Papadimas’s annual base salary was $405,000, subject to adjustment as provided in the agreement, and he was eligible to earn an annual cash incentive bonus, which was initially set at a target aggregate bonus amount of 40% of annual base salary, upon achievement of certain individual and/or Company performance goals. In addition, pursuant to the First Amendment and a separate retention agreement, we paid certain retention bonuses to Mr. Papadimas in 2022. In connection with Mr. Papadimas’s separation from the Company effective April 26, 2023, we entered into a Separation and Release Agreement, which terminated the Papadimas Employment Agreement (other than post-termination restrictive covenants). Pursuant to the Separation and Release Agreement, Mr. Papadimas is entitled to a lump sum severance payment of $370,000 and all of Mr. Papadimas’s existing equity awards became fully vested as of his separation date. The foregoing severance payments and benefits are in lieu of any benefits provided by the Papadimas Employment Agreement, are provided in exchange for Mr. Papadimas’s release of claims against the Company and related parties, and are subject to Mr. Papadimas’s compliance with the post-termination restrictive covenants to which he is subject. In addition, Mr. Papadimas agreed to provide limited consulting services for two months following his separation for $15,000 per month.
Sarah Longoria. We and Ms. Longoria entered into an Employment Agreement dated March 5, 2021, as amended by the First Amendment dated December 10, 2021 and the Second Amendment dated September 23, 2022 (collectively, the “Longoria Employment Agreement”). Under the terms of the Longoria Employment Agreement, Ms. Longoria’s annual base salary is $300,000, subject adjustment as provided in the agreement, and she is eligible to earn an annual cash incentive bonus, which is initially set at a target aggregate bonus amount of 40% of annual base salary, upon achievement of certain individual and/or Company performance goals. In the event of termination of Ms. Longoria’s employment by us without “Cause” or by Ms. Longoria with “Good Reason” (as such terms are defined in the Longoria Employment Agreement), other than as described in the following sentence, Ms. Longoria shall be entitled to cash severance equal to six months of base salary, a pro rata annual bonus for the year of termination based on actual performance and a payment equal to 12 months of our portion of group health insurance premiums. In the event of termination of Ms. Longoria’s employment by us without “Cause” or by Ms. Longoria with “Good Reason” within 12 months following a “Change in Control” of the Company (as defined), Ms. Longoria shall be entitled to cash severance equal to 15 months of base salary plus target annual bonus for the year of termination, vesting of all equity awards and a payment equal to 15 months of our portion of group health insurance premiums.
Defined Contribution Plan

We sponsor a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) as a 401(k) plan. Employees who are at least 21 years of age are generally eligible to participate and may enter the plan on the first day of any month following the employment start date. Participants may make pre-tax contributions or Roth 401(k) contributions up to the maximum limit established by the Code. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees below age 50. Participant contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Participants are immediately and fully vested in their contributions. We provide matching contributions under the plan of up to 100% of the first 50% of the participant’s elective contributions.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding and unvested performance share units and outstanding and unexercised stock options held by each of the named executive officers as of December 31, 2022. None of the named executive officers held any outstanding restricted stock or other equity awards as of that date. None of the named executive officers listed in the above Summary Compensation Table who were not serving at the end of 2022 (David Giljohann, Ph.D., Brian C. Bock, and Douglas E. Feltner, Ph.D.,) held any outstanding and unvested stock awards or outstanding and unexercised stock options as of that date.

		Stock Awards		Option Awards
Name	Grant Date	Number of securities underlying unvested performance share units (#)	Market value of number of securities underlying unvested performance share units ($)	Vesting Commencement Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Matthias G. Schroff, Ph.D.	5/1/2018(1)(2)			4/1/2018	11,500	—	5.51	5/1/2028
	4/27/2021(1)(3)			4/27/2021	6,613	9,260	5.51	4/26/2031
	4/27/2021(1)(3)			4/27/2021	833	1,167	5.51	4/26/2031
	5/16/2022(2)			5/16/2022	—	77,485	3.46	5/16/2032
	5/16/2022(4)	77,485	89,108
Elias D. Papadimas	2/15/2018(1)(2)			1/2/2018	1,233	—	5.51	2/14/2028
	12/11/2019(1)(3)			12/10/2019	2,499	834	5.51	12/9/2029
	4/27/2021(1)(3)			4/27/2021	885	1,241	5.51	4/26/2031
	4/27/2021(1)(3)			4/27/2021	1,666	2,334	5.51	4/26/2031
	5/16/2022(2)			5/16/2022	—	14,133	3.46	5/16/2032
	5/16/2022(4)	14,133	16,253
Sarah Longoria	3/22/2021(1)(2)			3/22/2021	1,822	2,344	5.51	3/21/2031
	5/16/2022(2)			5/16/2022	—	6,025	3.46	5/16/2032
	5/16/2022(5)	6,025	6,929

(1)	On March 24, 2022, our Board of Directors unanimously approved the repricing of all outstanding and unexercised stock options granted under our 2015 Equity Incentive Plan and 2017 Equity Incentive Plan and held by our current employees, executive officers, and directors. The exercise price of the eligible stock options was reduced to $5.51, the closing price of our common stock on April 1, 2022.
(2)	One-fourth of the shares subject to these options vest on the first anniversary of the vesting commencement date, and the remainder of the shares subject to these options vest in 36 substantially equal monthly installments thereafter on the same day of the month as the vesting commencement date(or if there is no corresponding day, on the last day of such month), subject to the executive continuing to be employed by us through each applicable vesting date. Refer to “Employment Agreements” above for a description of the treatment of the equity awards held by Dr. Schroff and Mr. Papadimas upon their separations effective April 26, 2023
(3)	These options vest in 48 equal monthly installments, commencing on the vesting commencement date and subject to the executive continuing to be employed by us through the applicable vesting date. Refer to “Employment Agreements” above for a description of the treatment of the equity awards held by Dr. Schroff and Mr. Papadimas upon their separations effective April 26, 2023.
(4)	Refer to “Employment Agreements” above for a description of the treatment of the equity awards held by Dr. Schroff and Mr. Papadimas upon their separations effective April 26, 2023.
(5)	Certain performance metrics must be met by the performance measurement date in 2023 in order for the performance-based restricted stock units granted during 2022 to vest as follows: one-third on May 16, 2023, one-third on May 16, 2024, and one-third on May 16, 2025, in exchange for continued service provided by the performance-based restricted stock unit recipient during that vesting period.

Director Compensation

Under our non-employee director compensation policy, as amended, each of our non-employee directors is eligible to receive cash and equity compensation for service on our Board of Directors and committees of our Board of Directors.

2022 Director Compensation

Cash Compensation

During 2022, each non-employee director was eligible to receive an annual cash retainer of $40,000 for serving on the Board of Directors, and the chairperson of our Board of Directors was eligible to receive an additional annual cash retainer of $30,000. The program also provided that we compensate the members of the Board of Directors for service on our committees as follows:

•The chairperson of our Audit Committee was entitled to an annual cash retainer of $15,000, and each of the other members of the Audit Committee were entitled to an annual cash retainer of $7,500;
•The chairperson of our Compensation Committee was entitled to an annual cash retainer of $12,000, and each of the other members of the Compensation Committee were entitled to an annual cash retainer of $5,000; and
•The chairperson of our Nominating and Corporate Governance Committee was entitled to an annual cash retainer of $8,000, and each of the other members of the Nominating and Corporate Governance Committee were entitled to an annual cash retainer of $5,000.
Equity Compensation

In addition to cash compensation, each non-employee director was eligible to receive nonqualified stock options and/or restricted stock unit awards under our equity incentive plans. Any stock options granted under this policy were nonstatutory stock options, with a term of ten years from the date of grant, subject to earlier termination in connection with a termination of service. Each option granted under our director compensation program had an exercise price equal to the closing price of our common stock on the grant date.
Vesting schedules for equity awards were subject to the non-employee director’s continuous service on each applicable vesting date.
Initial Award

Each non-employee director who was newly elected or appointed to our Board was granted an initial, one-time equity award of options to purchase 100,000 shares of our common stock upon his or her appointment to the Board of Directors, with an exercise price equal to the closing price of our common stock on the date of grant. The initial award was scheduled to vest in 36 substantially equal monthly installments over three years from the date of grant, subject to the director’s continued service through each applicable vesting date.

Annual Award

On the business day following the date of each of our Annual Meeting of Stockholders, each continuing non-employee director was automatically granted an option to purchase 50,000 shares of our common stock, with an exercise price equal to the closing price of our common stock on the date of grant.
The annual awards were scheduled to vest in twelve substantially equal monthly installments, subject to the director’s continued service through each applicable vesting date.

Director Compensation Table

The following table presents information regarding the compensation earned for service by our non-employee directors during the year ended December 31, 2022. Mr. Bock and Dr. Schroff each served as a director in addition to serving as our Chief Executive Officer during the year ended December 31, 2022. Neither Mr. Bock nor Dr. Schroff received any additional compensation for their respective service as a director and accordingly, are not included in the table below.

Name	Fees Earned or Paid In Cash ($)	Option Awards (1)(2) ($)	Total ($)
Jeffrey L. Cleland, Ph.D.(3)	55,833	13,850	69,683
Elizabeth Garofalo, M.D. (4)	79,097	15,762	94,859
Bosun Hau (5)	5,542	—	5,542
Jiyoung Hwang (6)	—	—	—
Bali Muralidhar, M.D., Ph.D.(7)	14,417	14,101	28,518
James Sulat (8)	—	11,408	11,408
Andrew Sassine (9)	4,486	—	4,486
Timothy P. Walbert (10)	8,021	—	8,021

(1)	The amounts reported in this column reflect the grant date fair value of the option awards granted to the non-employee director during the year presented and do not reflect the actual amounts earned. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. These values have been determined in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 27, 2023 for a discussion of the relevant assumptions used in calculating these amounts. The amounts in this column for 2022 for Dr. Cleland, Dr. Garofalo, Dr. Muralidhar, and Mr. Sulat also include the incremental fair value of outstanding awards as a result of the repricing of stock options effective April 1, 2022.
(2)	As of December 31, 2022, each individual who served as a non-employee director during 2022 had outstanding options to purchase the following number of shares: Jeffrey L. Cleland, Ph.D., 5,501; Elizabeth Garofalo, M.D., 6,665; Bali Muralidhar, M.D., Ph.D., 4,668; James Sulat, 3,422.
(3)	Dr. Cleland resigned from the Board of Directors effective February 10, 2023.
(4)	Dr. Garofalo resigned from the Board of Directors effective February 24, 2023.
(5)	Mr. Hau resigned from the Board of Directors effective February 4, 2022.
(6)	Ms. Hwang was appointed to the Board of Directors effective December 30, 2022 and resigned effective January 16, 2023.
(7)	Dr. Muralidhar resigned from the Board of Directors effective December 30, 2022.
(8)	Mr. Sulat resigned from the Board of Directors effective December 30, 2022.
(9)	Mr. Sassine resigned from the Board of Directors effective February 3, 2022.
(10)	Mr. Walbert resigned from the Board of Directors effective February 4, 2022.

Changes to Director Compensation

Following the closing of the Private Placement in February 2023, each of our non-employee directors is entitled to an annual retainer of $20,000. None of our current non-employee directors have received any equity grants. We expect to evaluate our director compensation program going forward.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2022, which as of that date consisted of our 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	341,361	$4.74	301,002	(2) (3)
Equity compensation plans not approved by stockholders	-	-	-
Total	341,361	$4.74	301,002

(1)	On March 24, 2022, our Board of Directors unanimously approved the repricing of all outstanding and unexercised stock options granted under our 2015 Equity Incentive Plan and 2017 Equity Incentive Plan and held by our current employees, executive officers, and directors. The exercise price of the eligible stock options was reduced to $5.51, the closing price of our common stock on April 1, 2022.
(2)	Represents 259,031 and 41,971 shares of common stock available for issuance under the 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan, respectively, as of December 31, 2022.
(3)	The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 153,333 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee. Effective January 1, 2023, pursuant to the terms of the 2017 Equity Incentive Plan, the number of awards that are reserved and may be awarded under the 2017 Equity Incentive Plan was automatically increased by 153,333 awards. The number of shares of common stock reserved for issuance under the 2017 Employee Stock Purchase Plan automatically increases on January 1 of each year, beginning on January 1, 2018, by the lesser of (i) 10,000 shares of common stock, (ii) 0.3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) such lesser number of shares determined by our Board. Effective January 1, 2023, pursuant to the terms of the 2017 Employee Stock Purchase Plan, the number of shares that are reserved and may be issued under the 2017 Employee Stock Purchase Plan was automatically increased by 10,000 shares.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of April 27, 2023 by: (i) each of our directors and nominees for director; (ii) each of our named executive officers named in the 2022 Summary Compensation Table below; (iii) all of our current executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of April 27, 2023 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them. Percentage ownership calculations are based on 8,371,462 shares outstanding as of April 27, 2023, adjusted as required by rules promulgated by the SEC.
This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, the address for each executive officer and director listed in the table is c/o Exicure, Inc., 2430 N. Halsted Street, Chicago, Illinois 60614.

	Beneficial Ownership
Beneficial Owner Greater than 5% Stockholders	Number of Shares Beneficially Owned (#)	Percentage of Common Stock Beneficially Owned (%)
CBI USA, Inc. (1)	4,218,299	50.4%

Directors and Named Executive Officers
Changil Ahn	—	*
Cheolho Jo	—	*
Paul Kang	—	*
Hyukku Lee	—	*
Seung Soo Shin	—	*
Matthias Schroff, Ph.D. (2)	36,281	*
Elias D. Papadimas (3)	41,327	*
Sarah Longoria (4)	3,210	*
Brian C. Bock (5)	—	*
David A. Giljohann, Ph.D. (6)	—	*
Douglas E. Feltner, M.D. (7)	—	*

All directors and executive officers as a group (7 persons) (8)	3,210	*

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	The address of CBI USA is 3000 Western Avenue #400, Seattle, WA 98121. As a result of the closing of the Private Placement pursuant to the Securities Purchase Agreement on February 24, 2023, a change of control of the Company occurred. CBI USA became the beneficial owner of 50.4% of the Company’s outstanding shares and, as previously disclosed, pursuant to the board designation rights under the Securities Purchase Agreement, CBI USA designated three members to the Company’s board of directors effective as of February 24, 2023. CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from an affiliate, Daehan Green Power Corporation (“DGP”). DGP is a Republic of Korea listed company that has overlapping board members with CBI Co., Ltd. (“CBI Co”), CBI USA’s Korean listed parent company, and the Chief Executive Officer of DGP is also the Chief Executive Officer of CBI USA and CBI Co. In addition, CBI Co is a significant investor in DGP. DGP provided a loan to CBI USA on February 22, 2023 in the form of an exchangeable bond in the principal amount of $5,440,000. The note has a two-year term, a 0% coupon and yield to maturity of 5% per annum. DGP would have the option to exchange the note for 3,400,000 shares of common stock from the three months of issuance to 5 business days before the maturity date. As a result, DGP may also be considered the beneficial owner of these 3,400,000 shares due to the right to acquire them upon exchange. However, CBI USA intends to repay the note prior to DGP exercising the option to exchange.
(2)	Consists of (i) 250 shares of common stock and (ii) 36,031 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 27, 2023.
(3)	Consists of (i) 14,683 shares of common stock and (ii) 26,644 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 27, 2023.
(4)	Consists of 3,210 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 27, 2023.
(5)	Mr. Bock resigned as our Chief Executive Officer and a member of our Board of Directors effective February 4, 2022. In connection with Mr. Bock’s resignation from the Company on February 4, 2022, all stock options were forfeited.
(6)
Dr. Giljohann was a named executive officer for fiscal year 2022. He resigned as a member of the Board, effective December 10, 2021. Effective January 31, 2022, Dr. Giljohann separated from the Company. Pursuant to the terms and conditions of a separation and transition agreement between us and Dr. Giljohann, dated as of January 31, 2022, Dr. Giljohann’s outstanding vested stock options as of January 31, 2022 remained exercisable until the earlier to occur of (a) December 10, 2022 and (b) the applicable option’s original expiration date; these options expired unexercised.

(7)	Dr. Feltner was a named executive officer for fiscal year 2022. He separated from us effective January 30, 2022. Due to Dr. Feltner’s termination of employment, his outstanding stock options expired on April 30, 2022.
(8)	Consists of (i) 0 shares of common stock held by members of our Board of Directors and current executive officers and (ii) 3,210 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 27, 2023 held by all current executive officers and directors as a group.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions

Policies and Procedures for Related Party Transactions

Our Board of Directors adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K promulgated under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and a related person had, has or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. As provided by our Audit Committee charter, our Audit Committee is responsible for reviewing and approving in advance the related party transactions covered by our related transaction policies and procedures.

A related party transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee of our Board of Directors or the chairperson of the Audit Committee in accordance with the standards set forth in the policy after full disclosure of the related party’s interests in the transaction. As appropriate for the circumstances, the Audit Committee or the chairperson of the Audit Committee, as applicable, shall review and consider:

•the related party’s interest in the transaction;
•the approximate dollar value of the amount involved in the related party transaction;
•the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss;

•whether the transaction was undertaken in our ordinary course of business;
•whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;
•required public disclosure, if any; and
•any other information regarding the related party transaction in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
Related Party Transactions

The following is a description of related party transactions we have entered into since January 1, 2022 with our directors, executive officers and holders of more than 5% of our outstanding voting securities and their affiliates, whom we refer to as our related persons, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years, other than the compensation arrangements we describe in the sections titled “Director Compensation” and “Executive Compensation” in this Proxy Statement.

CBI USA Private Placement
On September 26, 2022, the Company entered into the Securities Purchase Agreement with CBI USA, pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares of the Company’s common stock at a purchase price of $1.60 per share (the “Private Placement”). CBI USA was already a holder of more than 5% of our outstanding voting securities at the time we entered into the Securities Purchase Agreement as a result of a previous private placement completed in May 2022. The Private Placement closed on February 24, 2023.

Paul Kang Consulting Fees
The Company engaged entities controlled by Mr. Kang to provide business development consulting services in 2022. An aggregate of approximately $465,600 has been paid by the Company to the entities controlled by Mr. Kang for such services to date. Mr. Kang was not yet serving as a director at the time he was engaged to provide these services.

Indemnification of Directors and Officers
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of Exicure, arising out of the person’s services as a director or executive officer.

Independence of the Board of Directors and Controlled Company Exemption

The following former directors who served on our Board of Directors at any point during 2022 or subsequent thereto were determined to be independent under the applicable Nasdaq standards, both generally and with respect to any committees on which they served during the year: Jeffrey L. Cleland, Ph.D., Elizabeth Garofalo, M.D., Bosun Hau, Bali Muralidhar, M.D., Ph.D., James Sulat, Andrew Sassine, and Timothy P. Walbert.

Upon consummation of the Private Placement, CBI USA became the owner of 50.4% of our outstanding shares of common stock, entitling us to rely on the “controlled company” exemption under Nasdaq rules. We are currently relying on Nasdaq’s “controlled company” exemption from the requirements that a majority of our board be independent and that we have an independent compensation committee and an independent nominating committee or function. Following the consummation of the Private Placement, our Board of Directors dissolved the Compensation Committee and Nomination and Corporate Governance Committee.

The following current directors were determined to be independent under the applicable Nasdaq standards: Changil Ahn, Cheolho Jo, and Hyukku Lee.

Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees billed to us for the years ended December 31, 2022 and 2021 by KPMG LLP, Chicago, IL (PCAOB ID: 185), our independent registered public accounting firm for such years.

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$440,000	$543,000
Audit-Related Fees(2)	21,000	120,500
Total Fees	$461,000	$663,500

(1)	Audit fees for the fiscal years ended December 31, 2022 and 2021 consist of fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.
(2)	Audit-related fees for the fiscal years ended December 31, 2022 and 2021 consist principally of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements and fees related to assistance with registration statements filed with the SEC.
    All fees described above were pre-approved by the Audit Committee of the Board of Directors.
Pre-Approval Policies and Procedures
The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services provided by our independent registered public accounting firm. The policy generally requires pre-approval for specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee will review both audit and non-audit services performed by the independent registered public accounting firm and the fees charged for such services on at least an annual basis. Among other things, the Audit Committee will review non-audit services proposed to be provided by the independent registered public accounting firm and pre-approve such services only if they are compatible with maintaining the independent registered public accounting firm’s status as an independent registered public accounting firm. All services provided by KPMG LLP in 2022 and 2021 were pre-approved by our Audit Committee after review of each of the services proposed for approval.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. See Index to Financial Statements on page 43 of our Annual Report.
2. Financial Statement Schedules - All financial statement schedules are omitted from our Annual Report because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		10-K (Exhibit 3.3)	3/11/2021	001-39011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.		8-K (Exhibit 3.1)	6/29/2022	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Description of Securities		10-K (Exhibit 4.4)	3/10/2020	001-39011

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5+	Separation and Transition Agreement by and between Exicure Inc. and David A. Giljohann, Ph.D.		8-K (Exhibit 10.3)	2/4/2022	001-39011

10.6+	Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, Ph.D.		8-K (Exhibit 10.2)	2/4/2022	001-39011

10.7+	First Amendment to the Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, dated September 23, 2022.		8-K (Exhibit 10.3)	9/27/2022	001-39011

10.8+	Advisor Agreement by and between Exicure, Inc. and Brian C. Bock		8-K (Exhibit 10.1)	2/4/2022	001-39011

10.9+	Amended and Restated Employment Agreement dated as of June 1, 2021 by and between Elias D. Papadimas and Exicure, Inc.		10-Q (Exhibit 10.3)	8/12/2021	001-39011

10.10+	First Amendment to Amended and Restated Employment Agreement by and between Exicure, Inc. and Elias D. Papadimas, dated January 17, 2022		8-K (Exhibit 10.2)	1/18/2022	001-39011

10.11+	Second Amendment to the Amended and Restated Employment Agreement, by and between Exicure, Inc. and Elias Papadimas, dated September 23, 2022.		8-K (Exhibit 10.4)	9/27/2022	001-39011

10.12+	Retention Agreement by and between Exicure, Inc. and Elias D. Papadimas		10-K (Exhibit 10.20)	3/25/2022	001-39011

10.14+	Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated March 5, 2021	X

10.15+	First Amendment to Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated December 10, 2021	X

10.16+	Second Amendment to Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated September 23, 2022	X

10.17	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.		10-Q (Exhibit 10.1)	5/14/2020	001-39011

10.18*	Restated License Agreement between Exicure OpCo and Northwestern University dated as of August 15, 2015.		8-K/A (Exhibit 10.20)	11/7/2017	000-55764

10.19.1*	Amendment One to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 27, 2016.		8-K/A (Exhibit 10.23)	11/7/2017	000-55764

10.19.2*	Amendment Two to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 30, 2017.		10-K (Exhibit 10.22)	3/10/2020	001-39011

10.19.3*	Amendment Three to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of January 1, 2019.		10-K (Exhibit 10.23)	3/10/2020	001-39011

10.19.4	Amendment Four to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of November 13, 2019.		10-K (Exhibit 10.24)	3/10/2020	001-39011

10.19.5	Amendment Five to the Amended Restated License Agreement between Exicure OpCo and Northwestern University dated as of September 8, 2021.		10- Q (Exhibit 10.5)	11/19/2021	001-39011

10.20*	License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		8-K/A (Exhibit 10.21)	11/7/2017	000-55764

10.21.1*	Amendment One dated and effective as of June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		10-K (Exhibit 10.26)	3/10/2020	001-39011

10.22.2	Amendment Two dated and effective as of November 13, 2019 to the License Agreement between Exicure OpCo and Northwestern University dated as of February 10, 2016 and effective as of May 27, 2014.		10-K (Exhibit 10.27)	3/10/2020	001-39011

10.23*	License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		8-K/A (Exhibit 10.22)	11/7/2017	000-55764

10.24*	Amendment One dated and effective June 11, 2018 to the License Agreement between Exicure OpCo and Northwestern University dated as of June 17, 2016.		10-K (Exhibit 10.27)	3/10/2020	001-39011

10.25*	Research Collaboration, Option and License Agreement between Exicure OpCo and Purdue Pharma L.P. dated as of December 2, 2016.		8-K/A (Exhibit 10.24)	11/7/2017	000-55764

10.26*	License and Development Agreement between Exicure, Inc. and DERMELIX LLC dated February 17, 2019.		10-Q (Exhibit 10.2)	5/8/2019	000-55764

10.27	Side Agreement to Northwestern Agreements by and among Exicure OpCo, Northwestern University and Purdue Pharma L.P. dated as of October 11, 2016.		8-K/A (Exhibit 10.25)	11/7/2017	000-55764

10.28*	Letter Agreement, dated December 13, 2022, by and between Exicure, Inc. and Allergan Pharmaceuticals International Limited.		8-K (Exhibit 10.2)	12/14/2022	001-39011

10.29*	Collaboration, Option and License Agreement between Exicure, Inc. and Allergan Pharmaceuticals International Limited dated as of November 13, 2019		10-K (Exhibit 10.33)	3/10/2020	001-39011

10.30	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Allergan Pharmaceuticals International Limited dated as of November 13, 2019.		10-K (Exhibit 10.34)	3/10/2020	001-39011

10.31	Mutual Termination Agreement, dated December 12, 2022, by and between Exicure, Inc. and Ipsen Biopharm Limited.		8-K (Exhibit 10.1)	12/14/2022	001-39011

10.32*	Collaboration, Option and License Agreement between Exicure, Inc. and Ipsen Biopharm Limited dated as of July 30, 2021		10- Q (Exhibit 10.3)	11/19/2021	001-39011

10.33	Side Agreement to Northwestern Agreements by and among Exicure Inc., Northwestern University and Ipsen Biopharm Limited dated as of July 30, 2021.		10- Q (Exhibit 10.4)	11/19/2021	001-39011

10.34	Form of Securities Purchase Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchaser parties thereto.		8-K (Exhibit 10.1)	5/13/2022	001-39011

10.35	Registration Rights Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.		8-K (Exhibit 10.2)	5/13/2022	001-39011

10.36	Securities Purchase Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.1)	9/27/2022	001-39011

10.37	Registration Rights Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.2)	9/27/2022	001-39011

21.1	Subsidiaries of Exicure, Inc.	X

23.1	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.1.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
XX

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

X – Indicates filed with Annual Report.
XX – Indicates filed with this Amendment No. 1.
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

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 1, 2023.

EXICURE, INC.

By:	/s/ Jung Sang Kim
Jung Sang Kim
Chief Executive Officer and Chief Financial Officer