Form 10-Q
period 2023-03-31
EXICURE, INC.
filed 2023-07-14
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 10, 2023, there were 8,648,307 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.
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
•our ability to remain listed on The Nasdaq Capital Market (“Nasdaq”), including the ability to maintain minimum stockholders’ equity and stock price, and comply with applicable governance requirements, for continued listing on Nasdaq;

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
•Our exploration of strategic alternatives may not be successful.
•We need to obtain substantial funding in the near term in order to continue operations and our exploration of strategic alternatives.
•Our controlling stockholder, executive officers and members of our board, have limited experience controlling or governing a public company in the United States.
•Turnover of senior management, and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan.
•Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.
•Our common stock may be delisted from Nasdaq, which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
•We have a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
•Our internal computer systems, or those of contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business operations.
•Our information technology systems could face disruptions that could adversely affect our business.
•Our business and operations could suffer in the event of system failures or unauthorized or inappropriate use of or access to our information technology systems.
•Increasing scrutiny and changing expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
•Our current operations are concentrated in one location and any events affecting this location may have material adverse consequences.
•The investment of our cash, cash equivalents and fixed income marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
•We currently license patent rights from Northwestern University. If Northwestern University does not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.
•Our licensors, or any current or future strategic partners, may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, or put our patents and other proprietary rights at risk.
•We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our therapeutic candidates or we could lose certain rights to grant sublicenses.
•Our status as a “controlled company” could make our Common Stock less attractive to some investors or otherwise harm the trading price of our Common Stock.
•The market price of our common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them.
•Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

•We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
•Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock due to our low stock price.
•If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$9,960	$8,577
Prepaid expenses and other assets	1,317	1,474
Total current assets	11,277	10,051
Property and equipment, net	2,279	2,530
Right-of-use asset	7,077	7,257
Other noncurrent assets	3,310	3,490
Total assets	$23,943	$23,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	452	361
Accrued expenses and other current liabilities	1,477	1,278
Common stock warrant liability	800	—
Total current liabilities	2,729	1,639
Lease liability, noncurrent	6,595	6,767
Total liabilities	9,324	8,406

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,371,462 issued and outstanding, March 31, 2023; 4,965,901 issued and outstanding, December 31, 2022	1	—
Additional paid-in capital	191,674	187,571
Accumulated deficit	(177,056)	(172,649)
Total stockholders’ equity	14,619	14,922
Total liabilities and stockholders’ equity	$23,943	$23,328
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Collaboration revenue	$—	$2,565
Total revenue	—	2,565
Operating expenses:
Research and development expense	1,981	7,140
General and administrative expense	2,558	3,162
Total operating expenses	4,539	10,302
Operating loss	(4,539)	(7,737)
Other income (expense), net:
Dividend income	17	2
Interest income	11	2
Interest expense	—	(595)
Other income (expense), net	104	(20)
Total other income (expense), net	132	(611)
Net loss before provision for income taxes	(4,407)	(8,348)
Provision for income taxes	—	—
Net loss	$(4,407)	$(8,348)

Basic and diluted loss per common share	$(0.70)	$(2.07)
Weighted-average basic and diluted common shares outstanding	6,288,952	4,031,316
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,407)	$(8,348)
Other comprehensive (loss), net of taxes
Unrealized (loss) on available for sale securities, net of tax	—	(3)
Other comprehensive (loss)	—	(3)
Comprehensive loss	$(4,407)	$(8,351)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	4,965,901	$—	$187,571	$(172,649)	$—	$14,922
Equity-based compensation	—	—	308	—	—	308
Reclassification of common stock warrants to liability	—	—	(800)	—	—	(800)
Vesting of restricted stock units and related repurchases	5,561	1	(2)	—	—	(1)
Issuance of common stock, net	3,400,000	—	4,597	—	—	4,597
Net loss	—	—	—	(4,407)	—	(4,407)
Balance at March 31, 2023	8,371,462	$1	$191,674	$(177,056)	$—	$14,619

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2021	3,626,073	$—	$181,301	$(170,067)	$(2)	$11,232
Exercise of common stock warrants	466,666	—	14	—	—	14
Equity-based compensation	—	—	342	—	—	342
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Other comprehensive loss, net	—	—	—	—	(3)	(3)
Net loss	—	—	—	(8,348)	—	(8,348)
Balance at March 31, 2022	4,093,063	$—	$181,656	$(178,415)	$(5)	$3,236
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,407)	$(8,348)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	251	302
Equity-based compensation	308	342
Amortization of long-term debt issuance costs and fees	—	477
Amortization of right-of-use asset	180	169
Amortization of investments	—	(1)
Other	(105)	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	157	1,727
Other noncurrent assets	180	4
Accounts payable	91	(1,495)
Accrued expenses	199	(3,237)
Deferred revenue	—	(2,565)
Other liabilities	(172)	(150)
Net cash used in operating activities	(3,318)	(12,756)
Cash flows from investing activities:
Purchase of available for sale securities	—	(1,499)
Proceeds from sale or maturity of available for sale securities	—	3,500
Capital expenditures	—	(6)
Proceeds from sale of capital assets	106	—
Net cash provided by investing activities	106	1,995
Cash flows from financing activities:
Repayment of long-term debt	—	(7,500)
Payment of long-term debt fees and issuance costs	—	(506)
Proceeds from common stock offering	5,440	—
Payment of common stock financing costs	(843)	—
Proceeds from exercise of common stock warrants	—	14
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2)	(1)
Net cash provided by (used in) provided by financing activities	4,595	(7,993)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,383	(18,754)
Cash, cash equivalents, and restricted cash - beginning of period	9,777	43,844
Cash, cash equivalents, and restricted cash - end of period	$11,160	$25,090
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Reclassification of common stock warrants to liability	$800	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$9,960	$8,577
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$11,160	$9,777
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing, the Company does not expect they will generate significant value for stockholders, at least in the near term. Therefore, the Company is engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. The Company is exploring transactions in industries unrelated to its historical operations.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of March 31, 2023, the Company has generated an accumulated deficit of $195,893 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of March 31, 2023, the Company’s cash, and cash equivalents were $9,960. Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
Management believes that the Company’s existing cash and cash equivalents will fund its operating expenses into the fourth quarter of 2023. However, this estimate is based on assumptions about how the Company can limit spending that may prove to be wrong. It is very difficult to project the Company’s current cash burn rate given the transitional status of the Company and this estimate may prove inaccurate. Depending on the direction of the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Company’s review of strategic alternatives, the Company may use available resources sooner than management currently expects. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend the Company’s operating runway is limited. As a result, substantial additional financing will be needed by the Company within the next few months to pay expenses, fund the ongoing exploration of strategic alternatives and pursue any alternatives that may be identified. The Company seeks to raise capital in the third quarter of 2023 to fund its operations through 2024. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, the interim condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and the results of its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period.
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
Significant estimates include the recording of its warrant liability. The Company calculated its warrant liability based on the Black-Scholes Model, see Note 7, Stockholders’ Equity, for further details.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2023, as amended by Amendment No. 1 filed with the SEC on May 1, 2023 (the “Annual Report”). Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Recent Accounting Pronouncements Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. ASU 2016-13 requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. ASU 2016-13 also requires enhanced disclosure of credit risk associated with financial assets. The effective date of ASU 2016-13 was deferred by ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)—Effective Dates to the annual period beginning after December 15, 2022 for companies that (i) meet the definition of an SEC filer and (ii) are eligible as “smaller reporting companies” as such term is defined by the SEC, with early adoption permitted. The Company adopted this ASU in January 2023, there was no material impact on the consolidated financial statements.
3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2023	December 31, 2022
Prepaid clinical, contract research and manufacturing costs	$51	$213
Prepaid insurance	750	408
Other	516	853
Prepaid expenses and other current assets	$1,317	$1,474

Other noncurrent assets

	March 31, 2023	December 31, 2022
Restricted cash	$1,200	$1,200
Prepaid insurance	2,106	2,252
Other	4	38
Other noncurrent assets	$3,310	$3,490

Property and equipment, net

	March 31, 2023	December 31, 2022
Scientific equipment	$5,932	$6,087
Computers and software	63	63
Furniture and fixtures	30	30
Property and equipment, gross	6,025	6,180
Less: accumulated depreciation and amortization	(3,746)	(3,650)
Property and equipment, net	$2,279	$2,530

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Depreciation and amortization expense was $251 and $302 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company sold scientific equipment with a net book value of $7 and recognized a gain of $99 in the accompanying statement of operations for the three months ended March 31, 2023.
Accrued expenses and other current liabilities

	March 31, 2023	December 31, 2022
Accrued clinical, contract research and manufacturing costs	$10	$48
Accrued restructuring costs	—	48
Lease liability	561	539
Accrued payroll-related expenses	184	32
Accrued federal and state tax payable	209	209
Accrued other expenses	513	402
Accrued expenses and other current liabilities	$1,477	$1,278

4. Debt
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
The Company paid interest on the MidCap Credit Agreement of $194 during the three months ended March 31, 2022.
5. Leases
The Company’s lease arrangements at March 31, 2023 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) a lease for office equipment (the “Office Equipment Lease”). The Chicago Lease and the Office Equipment Lease are classified as operating leases.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$326	$326
Variable lease costs	332	341
Short term lease costs	—	13
Total lease costs	$658	$680

The Company made cash payments for operating leases $646 and $872 during the three months ended March 31, 2023 and 2022, respectively.
Refer to Note 14, Subsequent Events, for more information on the Chicago Lease.
6. Restructuring
On September 26, 2022, the Company announced its commitment to a plan to wind down the Company’s R&D activities (the “September 2022 Restructuring”). This plan resulted in a reduction in force where the Company reduced approximately 66% of the Company’s existing workforce in early fourth quarter of 2022. Notified employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance, the majority of which were paid in October 2022 as a lump sum payment. All of the severance costs associated with the September 2022 Restructuring represented cash expenditures and were recorded in research and development expense within the statement of operations during the third quarter of 2022.
The accrued liability balance at December 31, 2022 associated with the strategic reduction in force announced in December 2021 (the “December 2021 Restructuring”) consisted of separation benefits in the form of salary continuation pursuant to an employment agreement and was paid in January 2023.
The following table presents changes in the accrued restructuring liability balance for the period presented (in thousands):

December 2021 Restructuring
Balance at December 31, 2022	$48
Payments	(48)
Balance at March 31, 2023	$—

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7. Stockholders’ Equity
Preferred Stock
As of March 31, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of March 31, 2023 and December 31, 2022, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of March 31, 2023 and December 31, 2022, the Company had 8,371,462 shares and 4,965,901 shares issued and outstanding, respectively.
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
September 2022 PIPE (Private Investment in Public Equity)
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
The September 2022 PIPE closed on February 24, 2023. As a result of the closing of the September 2022 PIPE, CBI USA is the beneficial owner of approximately 50.4% of the Company’s outstanding shares. Pursuant to the board designation rights of CBI USA, CBI USA designated three members to the Company’s board of directors.
In February 2023, the Company received gross proceeds of $5,440 from the September 2022 PIPE (or net proceeds of $4,597 after transaction expenses).
September 2022 Registration Rights Agreement
In connection with the September 2022 PIPE, on September 26, 2022, the Company entered into a registration rights agreement (the “September 2022 Registration Rights Agreement”) with CBI USA, pursuant to which the Company agreed to register the resale of the September 2022 PIPE Shares. Under the September 2022 Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale of the September 2022 PIPE Shares no later than the sixtieth (60th) day following the September 2022 PIPE Closing Date. The Company has agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in the September 2022 Registration Rights Agreement), and to keep such registration statement continuously effective until the earlier of (i) the date the September 2022 PIPE Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the September 2022 PIPE Closing Date. The Company has also agreed, among other things, to pay all reasonable

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for CBI USA except as specifically provided in the September 2022 Registration Rights Agreement) incident to the performance of or compliance with the September 2022 Registration Rights Agreement by the Company.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Registered Direct Offering
On December 16, 2021, the Company completed a securities purchase agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”) entered into on December 14, 2021, pursuant to which the Company offered to the Purchasers, in a registered direct offering priced at-the-market consistent with the rules of Nasdaq (the “Registered Direct Offering”), (i) an aggregate of 433,553 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share, (ii) pre-funded warrants to purchase up to an aggregate of 718,981 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 576,261 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $9.9780 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $9.9480 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.03). The per share exercise price for the Warrants is $8.1031, the closing bid price of the Company’s Common Stock on December 13, 2021 (and as adjusted for the reverse stock split referenced in Note 1). The Warrants will be exercisable immediately from the closing December 16, 2021, and will expire on the five-year anniversary of the date of issuance, or December 16, 2026. The Pre-Funded Warrants and Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital together with the net proceeds from the Registered Direct Offering. The gross proceeds to the Company from the Registered Direct Offering (excluding effect of subsequent exercises of pre-funded warrants) were $11,478 and net proceeds after deducting the placement agent’s fees and other offering expenses paid or payable by the Company were $10,226. The securities were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-251555) previously filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2020, and which was declared effective by the SEC on January 7, 2021 (the “Registration Statement”).
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Stock Warrants
In January 2022, Pre-Funded Warrants were exercised for a total exercise price of $14, resulting in the issuance of 466,666 shares of common stock. As of March 31, 2023, there are no unexercised pre-funded warrants that are outstanding.
As of March 31, 2023, warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding. The warrants are classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to the warrant holder on June 23, 2023.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax, for 2023:

Unrealized losses on short-term investments
Balance at December 31, 2022	$—
Other comprehensive loss	—
Net current period other comprehensive income	—
Balance at March 31, 2023	$—
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax, for 2022:

Unrealized gains (losses) on short-term investments
Balance at December 31, 2021	$(2)
Other comprehensive loss	(3)
Net current period other comprehensive loss	(3)
Balance at March 31, 2022	$(5)

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
As of March 31, 2023, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 439,075.
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
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of March 31, 2023, there were 51,971 shares available for issuance under the ESPP.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Research and development expense	$154	$160
General and administrative expense	154	182
	$308	$342

Unamortized equity-based compensation expense at March 31, 2023 was $1,415, which is expected to be amortized over a weighted-average period of 2.6 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the three months ended March 31, 2023; there were no stock options granted during the three months ended March 31, 2022:

Three Months Ended March 31,
2023
Expected term	5.8 to 5.8 years
Risk-free interest rate	3.83% to 3.83%; weighted avg. 3.83%
Expected volatility	101.0% to 101.0%; weighted avg. 101.0%
Forfeiture rate	5%
Expected dividend yield	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the three months ended March 31, 2023 are summarized in the table below. There were no stock options granted during the three months ended March 31, 2022.

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Three months ended March 31, 2023	$1.58; weighted avg. $1.58	$1.58; weighted avg. $1.58

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The weighted-average grant date fair value of common stock options granted in the three months ended March 31, 2023 was $1.26 per common stock option.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2022	222,833	$4.74	7.5	$—
Granted	10,000	1.58
Exercised	—	—
Forfeited	(29,427)	5.55
Outstanding - March 31, 2023	203,406	$4.46	6.7	$—
Exercisable - March 31, 2023	84,469	$5.40	3.5	$—
Vested and Expected to Vest - March 31, 2023	196,229	$4.49	6.6	$—

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
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	20,885	$12.65
Granted	—	—
Settled	(8,493)	14.24
Forfeited	(3,608)	14.58
Unvested balance - March 31, 2023	8,784	$4.02

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
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	97,643	$3.45
Granted	—	—
Unvested balance - March 31, 2023	97,643	$3.45
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
Matthias Schroff, the Company’s former Chief Executive Officer, and Elias Papadimas, the Company’s former Chief Financial Officer, hold Eligible Stock Options exercisable into an aggregate of 29,373 and 12,513 shares of the Company’s common stock, respectively. Former non-employee directors, Jeffrey Cleland, Elizabeth Garofalo, Bali Muralidhar and James Sulat, hold Eligible Stock Options exercisable into an aggregate of 3,835, 5,000, 3,835 and 3,112 shares of the Company’s common stock, respectively.
9. Income Taxes
The Company incurred a pretax loss in each of the three ended March 31, 2023 and 2022, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ended. The effective tax rate is 0% in each of the three ended March 31, 2023 and 2022 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
10. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three months ended March 31, 2023 and 2022.
The following is the computation of loss per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,407)	$(8,348)
Weighted-average basic and diluted common shares outstanding	6,288,952	4,031,316
Loss per share - basic and diluted	$(0.70)	$(2.07)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of March 31,
	2023	2022
Options to purchase common stock	203,406	232,271
Restricted stock units	8,784	9,612
Performance stock units	97,643	—
Warrants to purchase common stock	576,261	576,261
11. Fair Value Measurements
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets measured at fair value on a recurring basis as of March 31, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,629	$1,629	$—	$—
Total financial assets	$1,629	$1,629	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,612	$1,612	$—	$—
Total financial assets	$1,612	$1,612	$—	$—
Liabilities measured at fair value on a recurring basis as of March 31, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Liabilities
Common stock warrant liability:
Warranty liability	$800	$—	$—	$800
Total financial liability	$800	$—	$—	$800
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of December 31, 2022. The Company’s long-term debt bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for this instrument also approximates its fair value and the financial measurement is also classified within Level 2 of the fair value hierarchy.
Warrant Liability
Significant inputs related to the Company’s liability classified warrants are listed below. There were no changes from the amounts on the initial measurement date to March 31, 2023.

March 31, 2023
Expected term	4.22
Volatility	164.63%
Value of underlying shares	$1.84
Risk free interest rate	1.93%
Expected dividend yield	—%

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of the warrant liability activity for the three months ended March 31, 2023, is as follows:

	Warrants Outstanding	Fair Value Per Share	Fair Value
(in thousands, except per share data)
Balance at December 31, 2022	—	$—	$—
Option to exercise	526	$1.52	$800
Balance at March 31, 2023	526	$1.52	$800
12. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company intends to move to dismiss the complaint.
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
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board of Directors investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s current officers and directors for alleged breaches of fiduciary duties and corporate waste. All of the Derivative Cases have been stayed pending a decision on any motion to dismiss that may be filed in the Puri case. In addition, the Stourbridge case has been administratively closed pending

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

the decision on motion to dismiss that may be filed in the Puri case. Further, pursuant to agreement, the Demand Letter is being held in abeyance and any related statute of limitations tolled pending such motion and decision.
In June 2023, a director of the Company designated by CBI USA served a demand on the Company to access certain books and records pursuant to Section 220(d) of the Delaware General Corporation Law. The Company served its response and is working with the director to resolve this demand amicably and in accordance with the Company’s obligations under Delaware law.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of March 31, 2023, the Company has paid to NU an aggregate of $11,540 in consideration of each of the obligations described above.
Leases
Refer to Note 5, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
13. Related-Party Transactions
Pursuant to a Consulting Agreement, effective as of September 25, 2022, between the Company and Alta Companies LTD (“Alta”), the Company paid Alta $218 on February 27, 2023 for a consulting fee earned as a result of the September 2022 PIPE closing. Paul Kang, a director of the Company since February 2023, is the President of Alta.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14. Subsequent Events
Sublease of Office Space
The Company entered into a sublease agreement with Cyclopure, Inc. (the “Subtenant”) to sublease approximately 57% of its office space pursuant to that certain sublease agreement (the “Sublease Agreement”), dated as of May 4, 2023. The term of the Sublease Agreement began on May 15, 2023 and ends on June 30, 2030, the expiration date of the Chicago Lease. The first three months under the Sublease Agreement are rent free. Beginning August 15, 2023, the Company will charge the Subtenant for 57% of the base rent under the Chicago Lease, and the subtenant is responsible for its pro rata share of operating expenses and taxes payable.
Purchase of Convertible Bonds
On May 3, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Cyworld Z Co., Ltd., (“Cyworld Z”). Pursuant to the Subscription Agreement, the Company purchased non-guaranteed private placement convertible bonds (the “Bonds”) of Cyworld Z for a subscription amount of $1 million. The Bonds mature on May 2, 2026 and the yield to maturity is 4.5% per annum. The Company will also have the put option to request Cyworld Z to redeem part or the entire principal amount of the Bonds on the first anniversary after the issue date and every three months thereafter before the maturity date. The conversion ratio will be one hundred percent (100%) of the Bond’s face value.
On May 16, 2023, the Company entered into a second subscription agreement (“Second Subscription Agreement”) with Cyworld Z. Pursuant to the Second Subscription Agreement, the Company purchased non-guaranteed private placement convertible bonds (the “Bonds”) of Cyworld Z for a subscription amount for an additional $1 million. The Bonds mature on May 15, 2026 and the yield to maturity is 4.5% per annum. The Company will also have the put option to request Cyworld Z to redeem part or the entire principal amount of the Bonds on the first anniversary after the issue date and every three months thereafter before the maturity date. The conversion ratio will be one hundred percent (100%) of the Bond’s face value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on March 27, 2023, as amended by Amendment No. 1 filed with the SEC on May 1, 2023 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks, uncertainties, assumptions and other factors including, but not limited to, those identified in this Quarterly Report on Form 10-Q and those set forth under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings.
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing, we do not expect they will generate significant value for stockholders, in the near term. Therefore, we are engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. We are exploring transactions in industries unrelated to our historical operations.
Because we currently have no source of revenue or committed financing, we will require substantial additional funding within the next several months in order to continue our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. As of March 31, 2023, our cash, cash equivalents, and restricted cash were $11.2 million. On February 24, 2023, we raised gross proceeds of $5.4 million on the closing of the Private Placement (as defined below) (or net proceeds of approximately $4.6 million after transaction expenses) and expect to use the net proceeds for general working capital purposes as we pursue strategic alternatives as well as for the payout for warrant put rights that were exercised as a result of the change of control.
Our current liquidity is not sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed within the next several months to fund our operations and ongoing exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company may seek bankruptcy protection in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
We expect to seek financing through equity offerings. However, it may be difficult to obtain financing given the Company’s current condition and uncertainty over its future direction. Therefore, we may be unable to raise capital when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue operations.

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
Following the closing of the Private Placement, CBI USA is the beneficial owner of approximately 50.4% of the Company’s outstanding shares, resulting in a “change of control” of Exicure under the applicable Nasdaq rules. At closing, CBI USA designated three members to the Company’s board of directors. We are currently relying on Nasdaq’s “controlled company” exception to the requirements that a majority of our board be independent and that we have an independent compensation committee and independent nominating committee or function.
Nasdaq Listing Requirements Deficiency Notice
As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. As of July 10, 2023, the Company’s stock price closed at $1.13.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2022. The Company believes it is in compliance with this requirement based on its March 31, 2023 balance sheet, but there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition due to the lack of (i) a majority independent board, (ii) an audit committee comprised of three independent directors and (iii) a compensation committee comprised of at least two independent directors. With respect to the majority independence and the audit committee requirements, Nasdaq informed the Company that it was not entitled to a cure period and must submit a plan to regain compliance no later than April 10, 2023. Following the closing of the Private Placement, the Company qualifies for Nasdaq’s controlled company exemptions from the requirements to have a majority independent board and independent compensation committee. The Company must still have an audit committee comprised of three independent directors. On May 10, 2023, the Company received an additional delinquency notification regarding compliance with the listing requirements for an audit committee to be comprised of at least three independent directors. The Company is searching for a qualified candidate to add as an independent director.
•On May 17 2023, the Company received a delinquency notification as it had not filed its first quarter Form 10-Q at the deadline. This delinquency will be cured shortly after this filing.

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
Recently adopted accounting pronouncements
Refer to Note 2, Significant Accounting Policies, of the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements ASU 2016-13 adopted during the first quarter of 2023.
Recent accounting pronouncements not yet adopted
Refer to Note 2, Significant Accounting Policies, of the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements not yet adopted.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
Revenue:
Collaboration revenue	$—	$2,565	$(2,565)	(100)%
Total revenue	—	2,565	(2,565)	(100)%
Operating expenses:
Research and development expense	1,981	7,140	(5,159)	(72)%
General and administrative expense	2,558	3,162	(604)	(19)%
Total operating expenses	4,539	10,302	(5,763)	(56)%
Operating loss	(4,539)	(7,737)	3,198	(41)%
Other income (expense), net:
Dividend income	17	2	15	750%
Interest income	11	2	9	450%
Interest expense	—	(595)	595	(100)%
Other expense, net	104	(20)	124	(620)%
Total other income (expense), net	132	(611)	743	(122)%
Net loss before provision for income taxes	(4,407)	(8,348)	3,941	(47)%
Provision for income taxes	—	—	—	—%
Net loss	$(4,407)	$(8,348)	$3,941	(47)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$2,080	$(2,080)	(100)%
AbbVie Collaboration Agreement	—	485	(485)	(100)%
Total collaboration revenue	$—	$2,565	$(2,565)	(100)%
Total revenue	$—	$2,565	$(2,565)	(100)%

Collaboration revenue was $0.0 million during the three months ended March 31, 2023, reflecting a decrease of $2.6 million, or (100)%, from collaboration revenue of $2.6 million for the three months ended March 31, 2022. The decrease in collaboration revenue of $2.6 million is due the termination of the Ipsen and AbbVie Collaboration Agreements in December 2022 that resulted in recognition of the remaining deferred revenue associated with each of those collaboration agreements in the fourth quarter of 2022.

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
Employee-related expense	$926	$2,303	$(1,377)	(60)%
Platform and discovery-related expense	236	2,145	(1,909)	(89)%
Facilities, depreciation, and other expenses	755	1,066	(311)	(29)%
Clinical development programs expense	64	1,626	(1,562)	(96)%
Total research and development expense	$1,981	$7,140	$(5,159)	(72)%

Full time employees	1	33	(32)

Research and development expense was $2.0 million for the three months ended March 31, 2023, reflecting a decrease of $5.2 million, or 72%, from research and development expense of $7.1 million for three months ended March 31, 2022. The decrease in research and development expense for the three months ended March 31, 2023 of $5.2 million reflects the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. More specifically, the decrease in research and development expense for the three months ended March 31, 2023 of $5.2 million was primarily due to a decrease in costs related to our lower platform and discovery-related expense of $1.9 million, clinical development programs of $1.6 million, and lower employee-related expense of $1.4 million.
The decrease in platform and discovery-related expense for the three months ended March 31, 2023 of $1.9 million was mostly due to lower CRO and materials costs, all in connection with suspension of R&D activities in connection with reduction in headcount and fewer R&D activities.
The decrease in clinical development programs expense for the three months ended March 31, 2023 of $1.6 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program, which was indefinitely suspended in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
The decrease in employee-related expense for the three months ended March 31, 2023 of $1.4 million was due to lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in September 2022 and December 2021.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
General and administrative expense	$2,558	$3,162	(604)	(19)%
Full time employees	8	7	1

General and administrative expense was $2.6 million for the three months ended March 31, 2023, representing a decrease of $0.6 million, or 19%, from $3.2 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023 was mostly due to lower retention award and bonus compensation, based on current estimates, as well as lower legal fees and insurance. These decreases were partially offset by less operating costs allocated out to R&D based on changes in headcount.

Interest expense
The decrease in interest expense of $0.6 million for the three months ended March 31, 2023 is in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) on March 15, 2022.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses as an early-stage biotechnological company. We have generated limited revenue to date from our collaboration agreements, which have since been terminated. We have not commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating little to no revenue.
As of March 31, 2023, our cash, cash equivalents, and restricted cash were $11.2 million as compared to $9.8 million as of December 31, 2022. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. We have generated limited revenue to date from our collaboration agreements.
We incurred net losses of approximately $4.4 million and $8.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we have generated an accumulated deficit of $195.9 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Based on our current operating plans and existing working capital at March 31, 2023, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed to fund our operations and there is no certainty we will obtain such financing. If we are unable to raise capital, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations. We may need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
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
Private Placements
In September 2022, we entered into the Securities Purchase Agreement with CBI USA, pursuant to which we agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares of our common stock, par value $0.0001 per share, at a purchase price of $1.60 per share. This Private Placement closed on February 24, 2023. Immediately following the closing of the Private Placement, CBI USA held approximately 50.4% of the shares of our common stock.
In May 2022, we entered into a securities purchase agreement with several accredited investors, pursuant to which we issued and sold 867,369 shares of common stock, par value $0.0001 per share, at a purchase price of $5.81 per share for net proceeds of approximately $4.9 million.

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
	(unaudited)
Net cash used in operating activities	$(3,318)	$(12,756)
Net cash provided by investing activities	106	1,995
Net cash provided by (used in) financing activities	4,595	(7,993)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,383	$(18,754)

Operating activities
Net cash used in operating activities was $3.3 million and $12.8 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2023 of $9.4 million was primarily due to the suspension of R&D activities and lower headcount from the September 2022 restructuring.
Investing activities
Net cash provided by investing activities was $0.1 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by investing activities of $1.9 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash provided in financing activities of $4.6 million for three months ended March 31, 2023 is due to the Private Placement closed in February.
Net cash used by financing activities of $8.0 million for the three months ended March 31, 2022 was primarily due to the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement, partially offset by net proceeds of approximately $4.9 million received in connection with the May 2022 private placement transaction.
Funding Requirements
We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to consider other various strategic alternatives, including a merger or sale; or cease operations.
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the results of our exploration of strategic alternatives, including any potential transactions or collaborations;
•the results of any future or pending litigation against the Company;
•the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including rising inflation and interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices; and

•unknown legal, administrative, regulatory, accounting, and information technology costs as well as additional costs associated with operating as a public company.
Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings and distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the global financial markets have experienced significant disruptions over the past couple of years due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, volatility in the capital markets and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. Any further disruption or slowdown in the global financial markets and economy may negatively affect our ability to raise funding through equity or debt financings on attractive terms or at all, which could in the future negatively affect our operations.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management reached these conclusions notwithstanding the fact that on May 15, 2023, we filed with the SEC a Notification of Late Filing, pursuant to Rule 12b-25 under the Exchange Act, with respect to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Such quarterly report was delayed due to a change in the Company’s auditor as further described in the Form 12b-25.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company intends to move to dismiss the complaint.
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
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board of Directors investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s current officers and directors for alleged breaches of fiduciary duties and corporate waste. All of the Derivative Cases have been stayed pending a decision on any motion to dismiss that may be filed in the Puri case. In addition, the Stourbridge case has been administratively closed pending the decision on motion to dismiss that may be filed in the Puri case. Further, pursuant to agreement, the Demand Letter is being held in abeyance and any related statute of limitations tolled pending such motion and decision.
In June 2023, a director of the Company designated by CBI USA served a demand on the Company to access certain books and records pursuant to Section 220(d) of the Delaware General Corporation Law. The Company served its response and is working with the director to resolve this demand amicably and in accordance with the Company’s obligations under Delaware law.
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
Our controlling stockholder, executive officers and members of our board, have limited experience controlling or governing a public company operating in the United States.
Our controlling stockholder has not previously controlled a U.S. public company. In addition, the majority of our board is made of up Korean citizens, and no members of the board or our chief executive officer or chief financial officer have experience serving as directors or management of a U.S. publicly traded company. This could make it difficult to ensure that the Company complies with all applicable laws and stock exchange requirements, maintains adequate internal and disclosure controls and appropriately assesses and manages risk. This concern is exacerbated by the limited resources the Company has following recent reductions in force, and if there are further reductions in force or members of management leave the Company, it may be very difficult to manage this risk. The transitional state of the Company and ongoing exploration of strategic alternatives also exacerbates the challenging environment in this respect. If the board of directors does not successfully or efficiently manage their roles and responsibilities, including the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of investors, our prospects may be adversely impacted. In addition, against this backdrop, it may be difficult to earn the confidence of prospective investors or strategic partners, threatening our ability to obtain much needed financing and hindering our exploration of strategic alternatives.
Turnover of senior management, and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan.
As we continue our exploration of strategic alternatives, and potentially pursue transactions involving new business lines or industries, we expect significant turnover in senior management. Departures of members of our senior management team and board members, will create significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. If key members of our senior management team depart, which we believe is likely in the near term, it will be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. In addition, there are significant uncertainties as to how our controlled company status, transitional state of operations, financial condition and related matters will impact our ability to attract the necessary personnel and manage these succession risks. Depending on the circumstances of any management departures, it is also possible that we will be required to pay significant severance, adversely impacting our financial condition. Our urgent need to raise capital and engage with potential partners in strategic transactions magnify these risks. If we are unable to adequately address these concerns in the near term, and earn the confidence of potential investors and/or business partners, our prospects and financial condition would be adversely impacted.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern.
Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at March 31, 2023, our current liquidity is not sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations and exploration of strategic alternatives in the near term. Although we currently estimate that available funds could be sufficient into early in the fourth quarter of 2023, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. It is very difficult to project our current monthly cash burn rate given the transitional status of the Company as we explore strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
•additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;
•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions;
•the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and
•if we fail to obtain required additional financing to grow our business we may need to seek bankruptcy protection in the near term.
Our common stock may be delisted from Nasdaq which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, the Company has received numerous deficiency notes with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. As of July 10, 2023, the Company’s stock price closed at $1.13.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2022. The Company believes it is in compliance with this requirement based on its March 31, 2023 balance sheet, but there can be no assurance it will remain in compliance.

•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition due to (i) the lack of a majority independent board, (ii) the lack of an audit committee comprised of three independent directors and (iii) the lack of a compensation committee comprised of at least two independent directors. With respect to the majority independence and the audit committee requirements, Nasdaq informed the Company that it was not entitled to a cure period and must submit a plan to regain compliance no later than April 10, 2023. Following the closing of the Private Placement, the Company qualifies for Nasdaq’s controlled company exemptions from the requirements to have a majority independent board and independent compensation committee. The Company must still have an audit committee comprised of three independent directors. On May 10, 2023 the Company received an additional delinquency notification regarding compliance with the listing requirements for an audit committee to be comprised of at least three independent directors. The Company is searching for a qualified candidate to add as an independent director.
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
Delisting from Nasdaq could also result in other negative consequences, including the potential loss of institutional investor interest and make obtaining new financing much more challenging. In addition, fewer strategic opportunities may be available, particularly from counterparties that are interested in combining with a listed company.
We have a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
Between our inception in June 2011 and the Company’s decision to engage in a broader exploration of strategic alternatives, we devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of March 31, 2023, we have generated an accumulated deficit of $195.9 million. For the three months ended March 31, 2023 and 2022, our net loss was $4.4 million and $8.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Our internal computer systems, or those of contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business operations.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, theft or other exposure of data may interfere with our ability to protect our intellectual property, trade secrets, and other information critical to our operations. We can provide no assurances that certain sensitive and proprietary information relating to one or more of our therapeutic candidates has not been, or will not in the future e, compromised. Although we have invested resources to enhance the security of our computer systems, there can be no assurances we will not experience additional unauthorized intrusions into our computer systems, or those of our contractors and consultants, that we will successfully detect future unauthorized intrusions in a timely manner, or that future unauthorized intrusions will not result in material adverse effects on our financial condition, reputation, or business prospects. Payments related to the elimination of ransomware may materially affect our financial condition and results of operations.
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
Our current operations are located in our facilities situated in Chicago, Illinois. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.
The investment of our cash, cash equivalents and fixed income marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of March 31, 2023, we had $11.2 million in cash, cash equivalents, and restricted cash. We invest our excess cash in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts from economic, capital market or bank instability. We may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. However, while we remain a non-accelerated filer or an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
If we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
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

We or our licensors, or any current or future strategic partners, may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, or put our patents and other proprietary rights at risk.
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
Risks Related to Ownership of Our Common Stock
Our status as a “controlled company” could make our Common Stock less attractive to some investors or otherwise harm the trading price of our Common Stock.

More than 50% of our voting power is held by CBI USA. As a result, we are a “controlled company” under the corporate governance rules for Nasdaq-listed companies and may elect not to comply with certain Nasdaq corporate governance requirements with respect to board independence and compensation and nominating committee functions. We are relying on these exceptions. Following the closing of the Private Placement, our board includes 5 members, 2 of whom are affiliated or associated with CBI USA or were otherwise delegated by CBI USA. Investors may be hesitant to invest in the Company absent compliance with these governance requirements. In addition, should the interest or interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. Our status as a controlled company could make our Common Stock less attractive to some investors, including but not limited to potential strategic partners, or otherwise harm our stock price.
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
For so long as CBI USA owns a majority of our common stock, it will have sufficient votes to elect a majority of our directors and to approve any other corporate action requiring the affirmative vote of holders of a majority of the outstanding shares of our Common Stock. Our control by a single stockholder, and our reliance on the Nasdaq controlled company exemptions, could deter investment in the Company and adversely impact our stock price and ability to obtain financing. These impacts may be more pronounced in the near term as investors assess the direction of the Company under the control of CBI USA and the actions of the new board. Potential partners considering engaging in a strategic transaction with the Company could have similar concerns. Given our urgent need for additional funding and/or to complete a strategic transaction, it is imperative that our controlling stockholder and our board earn the confidence of investors and potential partners in the near term and there is no assurance this will occur.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any of the following types of actions or proceedings under Delaware statutory or common law: derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claims for which a court or forum other than the Court of Chancery has exclusive jurisdiction or for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our amended and restated certificate of incorporation also provides that any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation.

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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is be limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. We completed a review of our changes in ownership through December 31, 2022 and determined that we experienced an “ownership change” within the meaning of Section 382(g) during the fourth quarter of 2022. This ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change.
We determined that at the date of the 2022 ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis at the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the "recognition period") are subject to the same limitation as the net operating loss carryforwards or certain other deductions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2023, in connection with the closing of the September 2022 Private Placement, we issued a total of 3,400,000 shares of the Company’s common stock to CBI USA at a purchase price of $1.60 per share, resulting in approximately $5.4 million in gross proceeds to the Company.
The offer and sale of the September 2022 PIPE Shares in the September 2022 Private Placement were exempt from registration under Section 4(a)(2) of the Securities Act.

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

31.1*
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
Date: July 14, 2023

EXICURE, INC.

By:	/s/ Jung Sang Kim
Jung Sang Kim
Chief Executive Officer, Chief Financial Officer and President

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer