Form 10-Q
period 2023-06-30
EXICURE, INC.
filed 2023-08-11
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 9, 2023, there were 8,648,307 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•our ability to correct deficiencies and to remain listed on The Nasdaq Capital Market (“Nasdaq”), including the ability to maintain minimum stockholders’ equity and stock price, and comply with applicable governance requirements, for continued listing on Nasdaq;

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
•We currently do not comply with the Nasdaq continued listing requirements. Our common stock may be delisted from Nasdaq, which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,335	$8,577
Prepaid expenses and other assets	1,329	1,474
Total current assets	3,664	10,051
Property and equipment, net	1,796	2,530
Right-of-use asset	6,893	7,257
Other noncurrent assets	5,202	3,490
Total assets	$17,555	$23,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	343	361
Accrued expenses and other current liabilities	1,088	1,278
Total current liabilities	1,431	1,639
Lease liability, noncurrent	6,419	6,767
Total liabilities	7,850	8,406

Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,648,307 issued and outstanding, June 30, 2023; 4,965,901 issued and outstanding, December 31, 2022	1	—
Additional paid-in capital	192,524	187,571
Accumulated deficit	(182,820)	(172,649)
Total stockholders’ equity	9,705	14,922
Total liabilities and stockholders’ equity	$17,555	$23,328
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$—	$2,471	$—	$5,036
Total revenue	—	2,471	—	5,036
Operating expenses:
Research and development expense	921	6,749	2,902	13,889
General and administrative expense	4,721	3,205	7,279	6,367
Total operating expenses	5,642	9,954	10,181	20,256
Operating loss	(5,642)	(7,483)	(10,181)	(15,220)
Other income (expense), net:
Dividend income	15	16	32	18
Interest income	13	1	24	3
Interest expense	—	—	—	(595)
Other income (expense), net	(150)	(4)	(46)	(24)
Total other income (expense), net	(122)	13	10	(598)
Net loss before provision for income taxes	(5,764)	(7,470)	(10,171)	(15,818)
Provision for income taxes	—	—	—	—
Net loss	$(5,764)	$(7,470)	$(10,171)	$(15,818)

Basic and diluted loss per common share	$(0.68)	$(1.66)	$(1.38)	$(3.71)
Weighted-average basic and diluted common shares outstanding	8,432,394	4,503,983	7,366,594	4,268,955
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,764)	$(7,470)	$(10,171)	$(15,818)
Other comprehensive (loss), net of taxes
Unrealized (loss) on available for sale securities, net of tax	—	—	—	(3)
Other comprehensive (loss)	—	—	—	(3)
Comprehensive loss	$(5,764)	$(7,470)	$(10,171)	$(15,821)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	4,965,901	$—	$187,571	$(172,649)	$—	$14,922
Equity-based compensation	—	—	308	—	—	308
Reclassification of common stock warrants to liability	—	—	(800)	—	—	(800)
Vesting of restricted stock units and related repurchases	5,561	1	(2)	—	—	(1)
Issuance of common stock, net	3,400,000	—	4,597	—	—	4,597
Net loss	—	—	—	(4,407)	—	(4,407)
Balance at March 31, 2023	8,371,462	$1	$191,674	$(177,056)	$—	$14,619
Equity-based compensation	—	—	969	—	—	969
Vesting of restricted stock units and related repurchases	276,845	—	(119)	—	—	(119)
Net loss	—	—	—	(5,764)	—	(5,764)
Balance at June 30, 2023	8,648,307	$1	$192,524	$(182,820)	$—	$9,705

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

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,171)	$(15,818)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	479	593
Equity-based compensation	1,277	849
Amortization of long-term debt issuance costs and fees	—	477
Amortization of right-of-use asset	364	341
Amortization of investments	—	(2)
Other	44	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	145	1,999
Other noncurrent assets	288	24
Accounts payable	(18)	(1,820)
Accrued expenses	(190)	(3,156)
Deferred revenue	—	(5,036)
Other liabilities	(347)	(303)
Net cash used in operating activities	(8,129)	(21,834)
Cash flows from investing activities:
Purchase of available for sale securities	—	(1,499)
Purchase of held to maturity securities	(2,000)	—
Proceeds from sale or maturity of available for sale securities	—	5,000
Capital expenditures	—	(10)
Proceeds from sale of capital assets	211	—
Net cash (used in) provided by investing activities	(1,789)	3,491
Cash flows from financing activities:
Repayment of long-term debt	—	(7,500)
Payment of long-term debt fees and issuance costs	—	(506)
Proceeds from common stock offering	5,440	5,054
Payment of common stock financing costs	(843)	(154)
Payment of exercise of common stock warrants	(800)	—
Proceeds from issuance of employee stock purchase plan	—	4
Proceeds from exercise of common stock warrants	—	1
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(121)	(2)
Net cash provided by (used in) provided by financing activities	3,676	(3,103)

Net (decrease) in cash, cash equivalents, and restricted cash	(6,242)	(21,446)
Cash, cash equivalents, and restricted cash - beginning of period	9,777	43,844
Cash, cash equivalents, and restricted cash - end of period	$3,535	$22,398
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$2,335	$8,577
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$3,535	$9,777
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of June 30, 2023, the Company has generated an accumulated deficit of $201,657 since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of June 30, 2023, the Company’s cash, and cash equivalents were $2,335. Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2023, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, the interim condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022, the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, and the results of its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the six months ended June 30, 2023 and 2022 are unaudited. The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Securities
In May 2023, the Company entered into two subscription agreements purchase non-guaranteed private placement convertible bonds (the “Bonds”) for a subscription amount of $1 million each. The Bonds mature in May 2026 and the yield to maturity is 4.5% per annum. The Company will also have the put option to redeem part or the entire principal amount of the Bonds on the first anniversary after the issue date and every three months thereafter before the maturity date. The conversion ratio will be one hundred percent (100%) of the Bond’s face value
These securities are designated by the Company as “held-to-maturity” (HTM) at the point of investment. As of June 30, 2023, these marketable securities held by the Company had remaining contractual maturities of more than one year. HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations.
Recent Accounting Pronouncements Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. ASU 2016-13 requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale and HTM debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. ASU 2016-13 also requires enhanced disclosure of credit risk associated with financial assets. The effective date of ASU 2016-13 was deferred by ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)—Effective Dates to the annual period beginning after December 15, 2022 for companies that (i) meet the definition of an SEC filer and (ii) are eligible as “smaller reporting companies” as such term is defined by the SEC, with early adoption permitted. The Company adopted this ASU in January 2023, there was no material impact on the consolidated financial statements.
3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2023	December 31, 2022
Prepaid clinical, contract research and manufacturing costs	$—	$213
Prepaid insurance	628	408
Other	701	853
Prepaid expenses and other current assets	$1,329	$1,474

Other noncurrent assets

	June 30, 2023	December 31, 2022
Restricted cash	$1,200	$1,200
Prepaid insurance	1,999	2,252
Held to maturity securities	2,000	—
Other	3	38
Other noncurrent assets	$5,202	$3,490

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	June 30, 2023	December 31, 2022
Scientific equipment	$5,265	$6,087
Computers and software	63	63
Furniture and fixtures	30	30
Property and equipment, gross	5,358	6,180
Less: accumulated depreciation and amortization	(3,562)	(3,650)
Property and equipment, net	$1,796	$2,530
Depreciation and amortization expense was $479 and $593 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, the Company sold scientific equipment with a net book value of $255 and recognized a loss of $44 included in other income (expense) in the accompanying statement of operations for the six months ended June 30, 2023.
Accrued expenses and other current liabilities

	June 30, 2023	December 31, 2022
Accrued clinical, contract research and manufacturing costs	$—	$48
Accrued restructuring costs	—	48
Lease liability	580	539
Accrued payroll-related expenses	16	32
Accrued federal and state tax payable	—	209
Accrued other expenses	492	402
Accrued expenses and other current liabilities	$1,088	$1,278

4. Leases
The Company’s lease arrangements at June 30, 2023 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) a lease for office equipment (the “Office Equipment Lease”). The Chicago Lease and the Office Equipment Lease are classified as operating leases.
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
The initial annual base rent during the Original Term is approximately $1,113 for the first 12-month period of the Original Term, payable in monthly installments beginning on the Commencement Date. Base rent thereafter is subject to annual increases of 3%, for an aggregate amount of $12,761 over the Original Term. The Company must also pay its proportionate share of certain operating expenses and taxes for each calendar year during the term. During the first 12-month period of the Original Term, the base rent and the Company's proportionate share of

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

operating expenses and taxes were subject to certain abatements.
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$326	$326	$652	$652
Variable lease costs	(19)	505	313	846
Short term lease costs	—	1	—	15
Total lease costs	$307	$832	$965	$1,513

The Company made cash payments for operating leases $860 and $1,703 during the six months ended June 30, 2023 and 2022, respectively.
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
5. Securities
The Company's marketable debt securities are classified as held-to-maturity (HTM) pursuant to ASC 320 - Investments - Debt Securities. HTM securities are valued at amortized cost. The following tables summarize the valuations of HTM securities as of June 30, 2023. The Company held no HTM securities as of December 31, 2022.

	Amortized Cost	Credit Losses	Estimated Fair Value
Corporate bonds	$2,000	$—	$2,000
Total	$2,000	$—	$2,000
6. Stockholders’ Equity
Preferred Stock
As of June 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of June 30, 2023 and December 31, 2022, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2023 and December 31, 2022, the Company had 8,648,307 shares and 4,965,901 shares issued and outstanding, respectively.
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
The September 2022 PIPE closed on February 24, 2023 (the “September 2022 PIPE Closing Date”). As a result of the closing of the September 2022 PIPE, CBI USA is the beneficial owner of approximately 50.4% of the Company’s outstanding shares. Pursuant to the board designation rights of CBI USA, CBI USA designated three members to the Company’s board of directors.
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
Pursuant to the 2022 Registration Rights Agreement, the Company paid a pro rata payment of $27 to CBI USA in the second quarter of 2023 as liquidated damages in an amount equal to 0.5% of the aggregate amount invested by CBI USA in the September 2022 PIPE Shares for failure to file a registration statement within 90 days following the September 2022 PIPE Closing Date. Additionally, payments may be required per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the September 2022 Registration Rights Agreement.
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
Common Stock Warrants
In January 2022, Pre-Funded Warrants were exercised for a total exercise price of $14, resulting in the issuance of 466,666 shares of common stock. As of June 30, 2023, there are no unexercised pre-funded warrants that are outstanding.
Warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share were acquired in the December 2021 registered-direct offering transaction. The warrants were classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to this warrant holder on June 23, 2023 and 526,151 were settled as a result. As of June 30, 2023, warrants to purchase 50,110 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.

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
As of June 30, 2023, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 574,302.
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
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of June 30, 2023, there were 51,971 shares available for issuance under the ESPP.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$8	$171	$162	$330
General and administrative expense	961	336	1,115	519
	$969	$507	$1,277	$849

Unamortized equity-based compensation expense at June 30, 2023 was $532, which is expected to be amortized over a weighted-average period of 1.8 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Expected term	5.8 to 5.8 years	5.3 to 6.1 years
Risk-free interest rate	3.83% to 3.83%; weighted avg. 3.83%	2.86% to 3.56%; weighted avg. 2.91%
Expected volatility	100.9% to 100.9%; weighted avg. 100.9%	95.2% to 95.8%; weighted avg. 95.2%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the six months ended June 30, 2023 and 2022 are summarized in the table below.

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Six months ended June 30, 2023	$1.58; weighted avg. $1.58	$1.58; weighted avg. $1.58
Six months ended June 30, 2022	$3.46 to $5.51; weighted avg. $4.56	$3.46 to $5.51; weighted avg. $4.56

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The weighted-average grant date fair value of common stock options granted in the six months ended June 30, 2023 was $1.26 per common stock option.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2022	222,833	$4.74	7.5	$—
Granted	10,000	1.58
Exercised	—	—
Forfeited	(65,927)	5.40
Outstanding - June 30, 2023	166,906	$4.28	6.1	$—
Exercisable - June 30, 2023	161,763	$4.26	6.1	$—
Vested and Expected to Vest - June 30, 2023	166,671	$4.28	6.1	$—

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
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	20,885	$12.65
Granted	295,992	1.02
Settled	(305,569)	1.91
Forfeited	(3,608)	14.58
Unvested balance - June 30, 2023	7,700	$10.41

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
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	97,643	$3.45
Granted	—	—
Settled	(97,643)	1.91
Unvested balance - June 30, 2023	—	$—
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
8. Income Taxes
The Company incurred a pretax loss in each of the six months ended June 30, 2023 and 2022, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the six months ended June 30, 2023 and 2022 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the six months ended June 30, 2023 and 2022.
The following is the computation of loss per common share for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,764)	$(7,470)	$(10,171)	$(15,818)
Weighted-average basic and diluted common shares outstanding	8,432,394	4,503,983	7,366,594	4,268,955
Loss per share - basic and diluted	$(0.68)	$(1.66)	$(1.38)	$(3.71)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of June 30,
	2023	2022
Options to purchase common stock	166,906	317,262
Restricted stock units	7,700	49,411
Performance stock units	—	97,643
Warrants to purchase common stock	50,110	576,261
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
Assets measured at fair value on a recurring basis as of June 30, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,148	$1,148	$—	$—
Total financial assets	$1,148	$1,148	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,612	$1,612	$—	$—
Total financial assets	$1,612	$1,612	$—	$—
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of December 31, 2022.
A summary of the warrant liability activity for the six months ended June 30, 2023, is as follows:

	Warrants Outstanding		Fair Value Per Share	Fair Value
(in thousands, except per share data)
Balance at December 31, 2022	—		$—	$—
Option to exercise	526		$1.52	$800
Payment to warrant holder	(526)		$1.52	$(800)
Balance at June 30, 2023	—	0	$—	—

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company intends to move to dismiss the second amended complaint.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of June 30, 2023, the Company has paid to NU an aggregate of $11,550 in consideration of each of the obligations described above.
On August 3, 2023, the company received a notice letter (the “Letter”) from counsel for NU alleging the Company breached the Northwestern University License Agreements. The Letter alleges that a lack of development required under the Northwestern University License Agreements is a breach. The Company is currently evaluating the letter and expects to have discussions with NU regarding the matters set forth in the Letter. At this time, the Company cannot determine the outcome of any such discussions.
Leases
Refer to Note 4, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
12. Related-Party Transactions
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
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing, we do not expect they will generate significant value for stockholders in the near term. Therefore, we are engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. We are exploring transactions in industries unrelated to our historical operations.
Because we currently have no source of revenue or committed financing, we will require substantial additional funding within the next several months in order to continue our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. As of June 30, 2023, our cash, cash equivalents, and restricted cash were $3.5 million. On February 24, 2023, we raised gross proceeds of $5.4 million on the closing of the Private Placement (as defined below) (or net proceeds of approximately $4.6 million after transaction expenses) and expect to use the net proceeds for general working capital purposes as we pursue strategic alternatives as well as for the payout for warrant put rights that were exercised as a result of the change of control.
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

Recent Developments
Restructuring
On December 10, 2021, we announced a strategic reduction in force and other cost cutting measures to reduce cash burn. On September 26, 2022, we announced our commitment to a plan to wind down our existing preclinical programs, including the development of our SCN9A program, to suspend all of our research and development (“R&D”) activities, including suspension of all partnered programs, and to implement a reduction in force whereby we reduced approximately 66% of our then-existing workforce, as well as other cost-cutting measures (collectively, the “Plan”). The purpose of the Plan was to decrease expenses, thereby, extending our cash runway, and enable us to maintain a streamlined organization to support key corporate functions.
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
Nasdaq Listing Requirements Deficiency Notice
As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. As of August 9, 2023, the Company’s stock price closed at $0.86.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2022. The Company believes it is in compliance with this requirement based on its June 30, 2023 balance sheet, but there can be no assurance it will remain in compliance.
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
•On August 4, 2023, the Company received an additional delinquency notification regarding compliance with the listing requirements for an audit committee to be comprised of at least three independent directors. The audit committee is currently comprised of only one independent director, and therefore, the Company is no longer eligible for the cure period described in the delinquency notification received on May 10, 2023, and previously disclosed. Under Rule 5605(c)(2), the Company has 45 calendar days to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the delinquency notification. The Company is searching for qualified candidates to add as independent directors.

•On May 17 2023, the Company received a delinquency notification as it had not filed its first quarter Form 10-Q at the deadline. On July 17, 2023, the company received a letter noting this delinquency was cured.
We may not be able to regain compliance with Nasdaq's listing requirements and our failure to do so may result in the delisting of our Common Stock by Nasdaq. Even if the Company regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.
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
Recent accounting pronouncements not yet adopted
There are no recent accounting pronouncements that the Company has not yet adopted.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Revenue:
Collaboration revenue	$—	$2,471	$(2,471)	(100)%
Total revenue	—	2,471	(2,471)	(100)%
Operating expenses:
Research and development expense	921	6,749	(5,828)	(86)%
General and administrative expense	4,721	3,205	1,516	47%
Total operating expenses	5,642	9,954	(4,312)	(43)%
Operating loss	(5,642)	(7,483)	1,841	(25)%
Other income (expense), net:
Dividend income	15	16	(1)	(6)%
Interest income	13	1	12	1,200%
Interest expense	—	—	—	—%
Other expense, net	(150)	(4)	(146)	3,650%
Total other income (expense), net	(122)	13	(135)	(1,038)%
Net loss before provision for income taxes	(5,764)	(7,470)	1,706	(23)%
Provision for income taxes	—	—	—	—%
Net loss	$(5,764)	$(7,470)	$1,706	(23)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$1,775	$(1,775)	(100)%
AbbVie Collaboration Agreement	—	696	(696)	(100)%
Total collaboration revenue	$—	$2,471	$(2,471)	(100)%
Total revenue	$—	$2,471	$(2,471)	(100)%

Collaboration revenue was $0.0 million during the three months ended June 30, 2023, reflecting a decrease of $2.5 million, or 100%, from collaboration revenue of $2.5 million for the three months ended June 30, 2022. The decrease in collaboration revenue of $2.5 million is due the termination of the Ipsen and AbbVie Collaboration Agreements in December 2022 that resulted in recognition of the remaining deferred revenue associated with each of those collaboration agreements in the fourth quarter of 2022.

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Employee-related expense	$87	$2,339	$(2,252)	(96)%
Platform and discovery-related expense	215	1,997	(1,782)	(89)%
Facilities, depreciation, and other expenses	594	1,229	(635)	(52)%
Clinical development programs expense	25	1,184	(1,159)	(98)%
Total research and development expense	$921	$6,749	$(5,828)	(86)%

Full time employees	1	31	(30)

Research and development expense was $0.9 million for the three months ended June 30, 2023, reflecting a decrease of $5.8 million, or 86%, from research and development expense of $6.7 million for three months ended June 30, 2022. The decrease in research and development expense for the three months ended June 30, 2023 of $5.8 million reflects the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. More specifically, the decrease in research and development expense for the three months ended June 30, 2023 of $5.8 million was primarily due to a decrease in costs related to lower employee-related expense of $2.3 million from reduced headcount, lower platform and discovery-related expense of $1.8 million, and clinical development programs of $1.2 million.
The decrease in employee-related expense for the three months ended June 30, 2023 of $2.3 million was due to lower compensation and related costs in connection with a lower headcount during the period resulting from the restructuring activities that were announced in September 2022 and December 2021.
The decrease in platform and discovery-related expense for the three months ended June 30, 2023 of $1.8 million was mostly due to lower CRO and materials costs, all in connection with suspension of R&D activities in connection with reduction in headcount and fewer R&D activities.
The decrease in clinical development programs expense for the three months ended June 30, 2023 of $1.2 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program, which was indefinitely suspended in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change
General and administrative expense	$4,721	$3,205	1,516	47%
Full time employees	6	8	(2)

General and administrative expense was $4.7 million for the three months ended June 30, 2023, representing an increase of $1.5 million, or 47%, from $3.2 million for the three months ended June 30, 2022. The increase for the three months ended June 30, 2023 was mostly due to higher costs due to separation pay for executives and related stock based compensation expense, legal and consulting fees, partially offset by lower bonus, retention, and insurance expense.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Revenue:
Collaboration revenue	$—	$5,036	$(5,036)	(100)%
Total revenue	—	5,036	(5,036)	(100)%
Operating expenses:
Research and development expense	2,902	13,889	(10,987)	(79)%
General and administrative expense	7,279	6,367	912	14%
Total operating expenses	10,181	20,256	(10,075)	(50)%
Operating loss	(10,181)	(15,220)	5,039	(33)%
Other (expense) income, net:
Dividend income	32	18	14	78%
Interest income	24	3	21	700%
Interest expense	—	(595)	595	(100)%
Other expense, net	(46)	(24)	(22)	92%
Total other expense, net	10	(598)	608	(102)%
Net loss before provision for income taxes	(10,171)	(15,818)	5,647	(36)%
Provision for income taxes	—	—	—	—%
Net loss	$(10,171)	$(15,818)	$5,647	(36)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$3,854	$(3,854)	(100)%
AbbVie Collaboration Agreement	—	1,182	(1,182)	(100)%
Total collaboration revenue	$—	$5,036	$(5,036)	(100)%
Total revenue	$—	$5,036	$(5,036)	(100)%

Collaboration revenue was $0.0 million during the six months ended June 30, 2023, reflecting a decrease of $5.0 million, or 100%, from collaboration revenue of $5.0 million for the six months ended June 30, 2022. The decrease in collaboration revenue of $5.0 million is due to the termination of the Ipsen and AbbVie Collaboration Agreements in December 2022 that resulted in recognition of the remaining deferred revenue associated with each of those collaboration agreements in the fourth quarter of 2022

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Platform and discovery-related expense	$451	$4,484	$(4,033)	(90)%
Employee-related expense	1,013	4,300	(3,287)	(76)%
Clinical development programs expense	89	2,855	(2,766)	(97)%
Facilities, depreciation, and other expenses	1,349	2,250	(901)	(40)%
Total research and development expense	$2,902	$13,889	$(10,987)	(79)%

Full time employees	1	31	(30)

Research and development expense was $2.9 million for the six months ended June 30, 2023, reflecting a decrease of $11.0 million, or 79% from research and development expense of $13.9 million for six months ended June 30, 2022. The decrease in research and development expense for the six months ended June 30, 2023 of $11.0 million reflects the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. More specifically, the decrease in research and development expense for the six months ended June 30, 2023 of $11.0 million was primarily due to a decrease in costs related to lower platform and discovery-related expense of $4.0 million, lower employee-related expense of $3.3 million, and lower clinical development programs of $2.8 million.
The decrease in platform and discovery-related expense for the six months ended June 30, 2023 of $4.0 million was mostly due to lower CRO and materials costs, all in connection with suspension of R&D activities in connection with reduction in headcount and fewer R&D activities.
The decrease in employee-related expense for the six months ended June 30, 2023 of $3.3 million was due to lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in September 2022 and December 2021.
The decrease in clinical development programs expense for the six months ended June 30, 2023 of $2.8 million was primarily due to lower manufacturing and toxicology study costs in connection with IND-enabling and Phase 1 clinical trial preparation activities for the XCUR-FXN program which we indefinitely suspended in December 2021, contributed to the decrease in clinical development program expense as compared to the prior-year period.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change
General and administrative expense	$7,279	$6,367	912	14%
Full time employees	6	8	(2)

General and administrative expense was $7.3 million for the six months ended June 30, 2023, representing an increase of $0.9 million or 14%, from $6.4 million for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was mostly due to higher costs due to separation pay for executives and related stock based compensation expense, and consulting fees, partially offset by lower bonus, retention, and insurance expense.

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
As of June 30, 2023, our cash, cash equivalents, and restricted cash were $3.5 million as compared to $9.8 million as of December 31, 2022. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. We have generated limited revenue to date from our collaboration agreements.
We incurred net losses of approximately $10.2 million and $15.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we have generated an accumulated deficit of $201.7 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Based on our current operating plans and existing working capital at June 30, 2023, it is uncertain whether our current liquidity is sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed to fund our operations and there is no certainty we will obtain such financing. If we are unable to raise capital, we will need to consider other various strategic alternatives, including a merger or sale, or be unable to continue operations. We may need to seek bankruptcy protection in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
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

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
	(unaudited)
Net cash used in operating activities	$(8,129)	$(21,834)
Net cash (used in) provided by investing activities	(1,789)	3,491
Net cash provided by (used in) financing activities	3,676	(3,103)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(6,242)	$(21,446)

Operating activities
Net cash used in operating activities was $8.1 million and $21.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash used in operating activities for the six months ended June 30, 2023 of $13.7 million was due to the suspension of R&D activities and lower headcount from the September 2022 and December 2021 restructurings.
Investing activities
Net cash used in investing activities was $1.8 million and and provided by investing activities was $3.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash provided by investing activities of $5.3 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash provided in financing activities of $3.7 million for six months ended June 30, 2023 is due to the Private Placement closed in February. Net cash used by financing activities of $3.1 million for the six months ended June 30, 2022 was primarily due to the repayment in full of all outstanding indebtedness and other obligations under the Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021, September 30, 2021, and December 10, 2021, with MidCap Financial Trust, as agent, and the lenders party thereto from time to time, or the MidCap Credit Agreement, partially offset by net proceeds of approximately $4.9 million received in connection with the May 2022 private placement transaction.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management reached these conclusions notwithstanding the fact that on May 15, 2023, we filed with the SEC a Notification of Late Filing, pursuant to Rule 12b-25 under the Exchange Act, with respect to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Such quarterly report was delayed due to a change in the Company’s auditor as further described in the Form 12b-25.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company intends to move to dismiss the second amended complaint.
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
Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at June 30, 2023, our current liquidity is not sufficient to fund operations over the next twelve months from the date of the issuance of the accompanying consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us to fund our operations and exploration of strategic alternatives in the near term. Although we currently estimate that available funds could be sufficient into early in the fourth quarter of 2023, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. It is very difficult to project our current monthly cash burn rate given the transitional status of the Company as we explore strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
We currently do not comply with the Nasdaq continued listing requirements. Our common stock may be delisted from Nasdaq which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, the Company has received numerous deficiency notes with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. As of August 9, 2023, the Company’s stock price closed at $0.86.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2023. The Company believes it is in compliance with this requirement based on its June 30, 2023 balance sheet, but there can be no assurance it will remain in compliance.

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
•On August 4, 2023, the Company received an additional delinquency notification regarding compliance with the listing requirements for an audit committee to be comprised of at least three independent directors. The audit committee is currently comprised of only one independent director, and therefore, the Company is no longer eligible for the cure period described in the delinquency notification received on May 10, 2023, and previously disclosed. Under Rule 5605(c)(2), the Company has 45 calendar days to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the delinquency notification.The Company is searching for qualified candidates to add as independent directors.
We may not be able to regain compliance with Nasdaq's listing requirements and our failure to do so may result in the delisting of our Common Stock by Nasdaq. Even if the Company regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.
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
Between our inception in June 2011 and the Company’s decision to engage in a broader exploration of strategic alternatives, we devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of June 30, 2023, we have generated an accumulated deficit of $201.7 million. For the six months ended June 30, 2023 and 2022, our net loss was $10.2 million and $15.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
As of June 30, 2023, we had $3.5 million in cash, cash equivalents, and restricted cash. We invest our excess cash in U.S. government or U.S. government agency securities, floating rate and variable rate demand notes of U.S. and foreign corporations, and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts from economic, capital market or bank instability. We may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.	8-K	3.1	06/29/22	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1	Employment Agreement, dated April 27, 2023, among Exicure, Inc. and Jung S. Kim.	8-K	10.1	05/02/23	001-39011

10.2	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Matthias Schroff.	8-K	10.2	05/02/23	001-39011

10.3	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Elias Papadimas.	8-K	10.3	05/02/23	001-39011

10.4	Convertible Bond Subscription Agreement, dated May 3, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.	8-K	10.1	05/09/23	001-39011

10.5	Convertible Bond Subscription Agreement, dated May 16, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.	8-K	10.1	05/18/23	001-39011

10.6	Separation and Release Agreement, dated May 27, 2023, among Exicure, Inc. and Sarah Longoria.	8-K	10.1	06/01/23	001-39011

10.7	Amended and Restated Employment Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.	8-K	10.2	06/01/23	001-39011

10.8	Retention Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.	8-K	10.3	06/01/23	001-39011

10.9	First Amendment to the Separation and Release Agreement of Matthias Schroff, dated June 12, 2023, among Exicure, Inc. and Matthias Schroff.	8-K	10.1	06/14/23	001-39011

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
Date: August 11, 2023

EXICURE, INC.

By:	/s/ Jung Sang Kim
Jung Sang Kim
Chief Executive Officer, Chief Financial Officer and President

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer