Form 10-Q/A
period 2023-03-31
EXICURE, INC.
filed 2024-05-16
CIK 1698530

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

EXPLANATORY NOTE
Exicure, Inc. (the “Company,” “Exicure,” “we,” “us” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend and restate its unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023 included in its Quarterly Report on Form 10-Q, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2023 (the “Original Report”). This Quarterly Report on Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Quarterly Report on Form 10-Q/A” below.
Restatement Background
As previously announced in our Current Report on Form 8-K filed with the SEC on December 1, 2023, the management of Exicure, after discussion with its Audit Committee of the Board of Directors (the “Audit Committee”), concluded that the Company’s previously issued unaudited condensed consolidated interim financial statements included in the Original Report contained an error related to classification of research and development expenses on the condensed consolidated statement of operations for the three months ended March 31, 2023. This error is described in further detail below. As a result of the error, management and the Audit Committee determined that the Company’s consolidated financial statements included in the Original Report should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing those financial statements and other information covering this period should no longer be relied upon.
Approximately $0.6 million of expenses in the first quarter of 2023 were corrected from research and development into general and administrative. These expenses primarily related to legal costs and separation payments. There was no impact to the net loss as of March 31, 2023, and none of the other financial statements included in the Original Report were affected by this correction.
An explanation of the impact on the Company’s financial statements is contained in Note 1. Nature of the Business and Basis of Presentation - Restatement to the accompanying financial statements.
Internal Control Considerations
As a result of the restatement of the Company’s financial statements and the filing of this Form 10-Q/A, management has determined that a material weakness existed in the Company’s internal control over financial reporting. The identified material weakness and the Company’s remediation plan are further described in Part I, Item 4 within this Form 10-Q/A. In addition, as a result of the restatement of the Company’s financial statements and the material weakness described above, management has reconsidered its assessment and now concludes that we did not maintain effective disclosure controls and procedures for the quarter ended March 31, 2023.
Items Amended in this Quarterly Report on Form 10-Q/A
This Form 10-Q/A sets forth our Original Report, as amended, in its entirety. Except as described below and set forth in this Form 10-Q/A, there were no changes to any other parts of the Original Report. Items included in the Original Report that are not amended by this Form 10-Q/A remain unchanged and are as of July 14, 2023, the date of the Original Report. Additionally, this Form 10-Q/A does not reflect events occurring after the date of the Original Report or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Report. Therefore, this Form 10-Q/A should be read together with the Company’s other filings with the SEC that were made after the date of the Original Report.

The following items have been amended in this on Form 10-Q/A, solely as a result of and to reflect the restatement:
•Part I, Item 1. Financial Statements
•Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits

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

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023 (Restated)	2022
Revenue:
Collaboration revenue	$—	$2,565
Total revenue	—	2,565
Operating expenses:
Research and development expense	1,423	7,140
General and administrative expense	3,116	3,162
Total operating expenses	4,539	10,302
Operating loss	(4,539)	(7,737)
Other income (expense), net:
Dividend income	17	2
Interest income	11	2
Interest expense	—	(595)
Other income (expense), net	104	(20)
Total other income (expense), net	132	(611)
Net loss before provision for income taxes	(4,407)	(8,348)
Provision for income taxes	—	—
Net loss	$(4,407)	$(8,348)

Basic and diluted loss per common share	$(0.70)	$(2.07)
Weighted-average basic and diluted common shares outstanding	6,288,952	4,031,316
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

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2023	4,965,901	$—	$187,571	$(172,649)	$—	$14,922
Equity-based compensation	—	—	308	—	—	308
Reclassification of common stock warrants to liability	—	—	(800)	—	—	(800)
Vesting of restricted stock units and related repurchases	5,561	1	(2)	—	—	(1)
Issuance of common stock, net	3,400,000	—	4,597	—	—	4,597
Net loss	—	—	—	(4,407)	—	(4,407)
Balance at March 31, 2023	8,371,462	$1	$191,674	$(177,056)	$—	$14,619

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2022	3,626,073	$—	$181,301	$(170,067)	$(2)	$11,232
Exercise of common stock warrants	466,666	—	14	—	—	14
Equity-based compensation	—	—	342	—	—	342
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Other comprehensive loss, net	—	—	—	—	(3)	(3)
Net loss	—	—	—	(8,348)	—	(8,348)
Balance at March 31, 2022	4,093,063	$—	$181,656	$(178,415)	$(5)	$3,236
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation, Going Concern and Restatement of Financial Statement
Description of Business
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, the interim condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and the results of its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period.
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
Restatement
The Company is restating its previously issued condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2023. The Company identified an error related to the incorrect classification of certain expenses as research and development expenses on the condensed consolidated statements of operations for the three months ended March 31, 2023.
The following table illustrates the effects of the error corrections to operating expenses:

	Previously Reported	Adjustments	Restated
Research and development expense	$1,981	$(558)	$1,423
General and administrative expense	2,558	558	3,116
Total operating expenses	$4,539	$—	$4,539
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
Refer to Note 14, Subsequent Events, for more information on the Chicago Lease.
6. Restructuring
On September 26, 2022, the Company announced its commitment to a plan to wind down the Company’s research and development activities (the “September 2022 Restructuring”). This plan resulted in a reduction in force where the Company reduced approximately 66% of the Company’s existing workforce in early fourth quarter of 2022. Notified employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance, the majority of which were paid in October 2022 as a lump sum payment. All of the severance costs associated with the September 2022 Restructuring represented cash expenditures and were recorded in research and development expense within the statement of operations during the third quarter of 2022.
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
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with accounting principles principles generally accepted in the United States of America, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.
We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our condensed consolidated financial statements that require estimation but are not deemed critical, as defined above.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023 (Restated)	2022	Change
Revenue:
Collaboration revenue	$—	$2,565	$(2,565)	(100)%
Total revenue	—	2,565	(2,565)	(100)%
Operating expenses:
Research and development expense	1,423	7,140	(5,717)	(80)%
General and administrative expense	3,116	3,162	(46)	(1)%
Total operating expenses	4,539	10,302	(5,763)	(56)%
Operating loss	(4,539)	(7,737)	3,198	(41)%
Other income (expense), net:
Dividend income	17	2	15	750%
Interest income	11	2	9	450%
Interest expense	—	(595)	595	(100)%
Other expense, net	104	(20)	124	(620)%
Total other income (expense), net	132	(611)	743	(122)%
Net loss before provision for income taxes	(4,407)	(8,348)	3,941	(47)%
Provision for income taxes	—	—	—	—%
Net loss	$(4,407)	$(8,348)	$3,941	(47)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$2,080	$(2,080)	(100)%
AbbVie Collaboration Agreement	—	485	(485)	(100)%
Total collaboration revenue	$—	$2,565	$(2,565)	(100)%
Total revenue	$—	$2,565	$(2,565)	(100)%

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

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023 (Restated)	2022	Change
Employee-related expense	$511	$2,303	$(1,792)	(78)%
Platform and discovery-related expense	93	2,145	(2,052)	(96)%
Facilities, depreciation, and other expenses	755	1,066	(311)	(29)%
Clinical development programs expense	64	1,626	(1,562)	(96)%
Total research and development expense	$1,423	$7,140	$(5,717)	(80)%

Full time employees	1	33	(32)

Research and development expense was $1.4 million for the three months ended March 31, 2023, reflecting a decrease of $5.7 million, or 80%, from research and development expense of $7.1 million for three months ended March 31, 2022. The decrease in research and development expense for the three months ended March 31, 2023 of $5.7 million reflects the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. More specifically, the decrease in research and development expense for the three months ended March 31, 2023 of $5.7 million was primarily due to a decrease in costs related to our lower platform and discovery-related expense of $2.1 million, clinical development programs of $1.6 million, and lower employee-related expense of $1.8 million.
The decrease in platform and discovery-related expense for the three months ended March 31, 2023 of $2.1 million was mostly due to lower CRO and materials costs, all in connection with suspension of R&D activities in connection with reduction in headcount and fewer R&D activities.
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
The decrease in employee-related expense for the three months ended March 31, 2023 of $1.8 million was due to lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in September 2022 and December 2021.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
General and administrative expense	$3,116	$3,162	(46)	(1)%
Full time employees	8	7	1

General and administrative expense was $3.1 million for the three months ended March 31, 2023, representing a decrease of $0.0 million, or 1%, from $3.2 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023 was mostly due to lower retention award and bonus compensation, based on current estimates, as well as lower legal fees and insurance. These decreases were partially offset by less operating costs allocated out to R&D based on changes in headcount.

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

Item 4. Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the filing of the Original Report, in connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting related to the precision of management’s review of the statement of operations, resulting in inappropriately classifying certain general and administrative expenses as research and development expenses.
This matter has been reviewed with our Audit Committee and the material weakness resulted in the restatement described in Note 1 to the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 included in this Form 10-Q/A.
Remediation Plan
We are evaluating the material weakness and are developing a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan will include enhancing our review procedures within our accounting department, implementing additional review procedures with respect to accumulation and evaluation of information that is known or knowable to the Company at the time, and applying that information to the applicable accounting guidance. Subject to our ability to obtain additional financing and the results of our review of strategic alternatives, we will also consider whether additional personnel are necessary.

Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If we continue to fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
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
During the evaluation and testing process, we have identified a material weakness as described under Part I, Item 4 of this Form 10-Q/A. If we fail to remediate that material weakness, or if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in additional material misstatements of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we continue to carefully monitor any impact to our internal controls and procedures.
Our limited resources and recent reductions in force, as well as the turnover in our board of directors and the potential for future management changes, present significant continuity risk and could impact our ability to remediate our material weakness and maintain effective internal control over financial reporting in the future.
If we are unable to remedy our material weakness and assert that our internal control over financial reporting is effective, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
The restatement of our prior quarterly financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.
Subsequent to the filing of the Original Report, in connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Refer to the section titled “Restatement” in Note 1 to the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 included in this Form 10-Q/A.
As a result of the restatement described above, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.
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
Date: May 16, 2024

EXICURE, INC.

By:	/s/ Paul Kang
Paul Kang
Chief Executive Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer