Form 10-Q/A
period 2023-06-30
EXICURE, INC.
filed 2024-05-16
CIK 1698530

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

EXPLANATORY NOTE
Exicure, Inc. (the “Company,” “Exicure,” “we,” “us” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend and restate its unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023 included in its Quarterly Report on Form 10-Q, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2023 (the “Original Report”). This Quarterly Report on Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Quarterly Report on Form 10-Q/A” below.
Restatement Background
As previously announced in our Current Report on Form 8-K filed with the SEC on December 1, 2023, the management of Exicure, after discussion with its Audit Committee of the Board of Directors (the “Audit Committee”), concluded that the Company’s previously issued unaudited condensed consolidated interim financial statements included in the Original Report contained an error related to classification of research and development expenses in connection with its wind down activities on the condensed consolidated statement of operations for the three and six months ended June 30, 2023. This error is described in further detail below. As a result of the errors, management and the Audit Committee determined that the Company’s consolidated financial statements included in the Original Report should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing those financial statements and other information covering those periods should no longer be relied upon.
Approximately $0.9 million of expenses in the second quarter of 2023 were corrected from research and development into general and administrative. These expenses primarily related to office lease, depreciation, and wind down costs. There was no impact to the net loss as of June 30, 2023, and none of the other financial statements included in the Original Report were affected by this correction.
In addition, the Company incorrectly classified its investment in convertible notes receivable as held-to-maturity instead of as available-for-sale (“AFS”) and incorrectly did not record the investment at fair value as a result of additional analysis completed during its third quarter review.
An explanation of the impact on the Company’s financial statements is contained in Note 1. Nature of the Business and Basis of Presentation - Restatement to the accompanying financial statements.
Internal Control Considerations
As a result of the restatement of the Company’s financial statements and the filing of this Form 10-Q/A, management has determined that a material weakness existed in the Company’s internal control over financial reporting. The identified material weakness and the Company’s remediation plan are further described in Part I, Item 4 within this Form 10-Q/A. In addition, as a result of the restatement of the Company’s financial statements and the material weakness described above, management has reconsidered its assessment and now concludes that we did not maintain effective disclosure controls and procedures for the quarter ended June 30, 2023.
Items Amended in this Quarterly Report on Form 10-Q/A
This Form 10-Q/A sets forth our Original Report, as amended, in its entirety. Except as described below and set forth in this Form 10-Q/A, there were no changes to any other parts of the Original Report. Items included in the Original Report that are not amended by this Form 10-Q/A remain unchanged and are as of August 11, 2023, the date of the Original Report. Additionally, this Form 10-Q/A does not reflect events occurring after the date of the Original Report or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Report. Therefore, this Form 10-Q/A should be read together with the Company’s other filings with the SEC that were made after the date of the Original Report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023 (Restated)	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,335	$8,577
Prepaid expenses and other assets	1,329	1,474
Total current assets	3,664	10,051
Property and equipment, net	1,796	2,530
Right-of-use asset	6,893	7,257
Investment in convertible notes receivable	2,000	—
Other noncurrent assets	3,202	3,490
Total assets	$17,555	$23,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343	$361
Accrued expenses and other current liabilities	1,088	1,278
Total current liabilities	1,431	1,639
Lease liability, noncurrent	6,419	6,767
Total liabilities	7,850	8,406

Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,648,307 issued and outstanding, June 30, 2023; 4,965,901 issued and outstanding, December 31, 2022	1	—
Additional paid-in capital	192,524	187,571
Accumulated deficit	(182,820)	(172,649)
Total stockholders’ equity	9,705	14,922
Total liabilities and stockholders’ equity	$17,555	$23,328
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (Restated)	2022	2023 (Restated)	2022
Revenue:
Collaboration revenue	$—	$2,471	$—	$5,036
Total revenue	—	2,471	—	5,036
Operating expenses:
Research and development expense	—	6,749	1,423	13,889
General and administrative expense	5,642	3,205	8,758	6,367
Total operating expenses	5,642	9,954	10,181	20,256
Operating loss	(5,642)	(7,483)	(10,181)	(15,220)
Other income (expense), net:
Dividend income	15	16	32	18
Interest income	13	1	24	3
Interest expense	—	—	—	(595)
Other income (expense), net	(150)	(4)	(46)	(24)
Total other income (expense), net	(122)	13	10	(598)
Net loss before provision for income taxes	(5,764)	(7,470)	(10,171)	(15,818)
Provision for income taxes	—	—	—	—
Net loss	$(5,764)	$(7,470)	$(10,171)	$(15,818)

Basic and diluted loss per common share	$(0.68)	$(1.66)	$(1.38)	$(3.71)
Weighted-average basic and diluted common shares outstanding	8,432,394	4,503,983	7,366,594	4,268,955
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,764)	$(7,470)	$(10,171)	$(15,818)
Other comprehensive (loss), net of taxes
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	(3)
Other comprehensive (loss)	—	—	—	(3)
Comprehensive loss	$(5,764)	$(7,470)	$(10,171)	$(15,821)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2023	4,965,901	$—	$187,571	$(172,649)	$14,922
Equity-based compensation	—	—	308	—	308
Reclassification of common stock warrants to liability	—	—	(800)	—	(800)
Vesting of restricted stock units and related repurchases	5,561	1	(2)	—	(1)
Issuance of common stock, net	3,400,000	—	4,597	—	4,597
Net loss	—	—	—	(4,407)	(4,407)
Balance at March 31, 2023	8,371,462	$1	$191,674	$(177,056)	$14,619
Equity-based compensation	—	—	969	—	969
Vesting of restricted stock units and related repurchases	276,845	—	(119)	—	(119)
Net loss	—	—	—	(5,764)	(5,764)
Balance at June 30, 2023	8,648,307	$1	$192,524	$(182,820)	$9,705

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

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,171)	$(15,818)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	479	593
Equity-based compensation	1,277	849
Amortization of long-term debt issuance costs and fees	—	477
Amortization of right-of-use asset	364	341
Amortization of investments	—	(2)
Other	44	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	145	1,999
Other noncurrent assets	288	24
Accounts payable	(18)	(1,820)
Accrued expenses	(190)	(3,156)
Deferred revenue	—	(5,036)
Other liabilities	(347)	(303)
Net cash used in operating activities	(8,129)	(21,834)
Cash flows from investing activities:
Purchase of available-for-sale securities	(2,000)	(1,499)
Proceeds from sale or maturity of available-for-sale securities	—	5,000
Capital expenditures	—	(10)
Proceeds from sale of capital assets	211	—
Net cash (used in) provided by investing activities	(1,789)	3,491
Cash flows from financing activities:
Repayment of long-term debt	—	(7,500)
Payment of long-term debt fees and issuance costs	—	(506)
Proceeds from common stock offering	5,440	5,054
Payment of common stock financing costs	(843)	(154)
Payment of exercise of common stock warrants	(800)	—
Proceeds from issuance of employee stock purchase plan	—	4
Proceeds from exercise of common stock warrants	—	1
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(121)	(2)
Net cash provided by (used in) provided by financing activities	3,676	(3,103)

Net (decrease) in cash, cash equivalents, and restricted cash	(6,242)	(21,446)
Cash, cash equivalents, and restricted cash - beginning of period	9,777	43,844
Cash, cash equivalents, and restricted cash - end of period	$3,535	$22,398
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
Restatement
The Company is restating its previously issued condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2023. The Company identified errors related to the incorrect classification of certain expenses as research and development expenses on the condensed consolidated statements of operations. The Company also incorrectly classified its investment in convertible notes receivable as held-to-maturity instead of as available-for-sale (“AFS”) and incorrectly did not record such investment at fair value on the condensed consolidated balance sheet as of June 30, 2023.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table illustrates the effects of the error corrections on the balance sheet:

As of June 30, 2023	Previously Reported	Adjustments	Restated
ASSETS
Total current assets	$3,664	$—	$3,664
Property and equipment, net	1,796	—	1,796
Right-of-use asset	6,893	—	6,893
Investment in convertible notes receivable	—	2,000	2,000
Other noncurrent assets	5,202	(2,000)	3,202
Total assets	$17,555	$—	$17,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	7,850	—	7,850

Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2023 and December 31, 2022	—	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,648,307 issued and outstanding, June 30, 2023; 4,965,901 issued and outstanding, December 31, 2022	1	—	1
Additional paid-in capital	192,524	—	192,524
Accumulated deficit	(182,820)	—	(182,820)
Total stockholders’ equity	9,705	—	9,705
Total liabilities and stockholders’ equity	$17,555	$—	$17,555
The following table illustrates the effects of the error corrections to operating expenses:

For the three months ended June 30, 2023	Previously Reported	Adjustments	Restated
Research and development expense	$921	$(921)	$—
General and administrative expense	4,721	921	5,642
Total operating expenses	$5,642	$—	$5,642

For the six months ended June 30, 2023	Previously Reported	Adjustments	Restated
Research and development expense	$2,902	$(1,479)	$1,423
General and administrative expense	7,279	1,479	8,758
Total operating expenses	$10,181	$—	$10,181
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
Investment in Convertible Notes Receivable
Securities are classified as current or noncurrent based on the remaining contractual maturities of the securities. Securities are designated by the Company at the point of investment, as either trading, AFS, or held to maturity. Under ASC 825, Financial Instruments, the Company elected the fair value option for all outstanding convertible notes receivable. Management evaluates the performance of the securities on a fair value basis. Under the fair value option, the notes receivable are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the Condensed Consolidated Statements of Operations.
Investment in convertible notes receivable at fair value totaled $2,000 as of June 30, 2023. As of June 30, 2023, the aggregate cost of the investment in convertible notes receivable accounted for under the fair value option was $2,000, which included principal balances of $2,000. The principal balance of the investment in convertible notes receivable equaled fair value as of June 30, 2023.
Recent Accounting Pronouncements Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”). This ASU changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses. ASU No. 2016-13 was effective for the Company beginning on January 1, 2020. The Company adopted this ASU in January 2023. There was no material impact on the condensed consolidated financial statements.
3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2023	December 31, 2022
Prepaid clinical, contract research and manufacturing costs	$—	$213
Prepaid insurance	628	408
Other	701	853
Prepaid expenses and other current assets	$1,329	$1,474

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Other noncurrent assets

	June 30, 2023 (Restated)	December 31, 2022
Restricted cash	$1,200	$1,200
Prepaid insurance	1,999	2,252
Other	3	38
Other noncurrent assets	$3,202	$3,490
Property and equipment, net

	June 30, 2023	December 31, 2022
Scientific equipment	$5,265	$6,087
Computers and software	63	63
Furniture and fixtures	30	30
Property and equipment, gross	5,358	6,180
Less: accumulated depreciation and amortization	(3,562)	(3,650)
Property and equipment, net	$1,796	$2,530
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
5. Investment in Convertible Notes Receivable
In May 2023, the Company entered into two subscription agreements to purchase non-guaranteed private placement convertible bonds (the “Bonds”) for a subscription amount of $1 million each. The Bonds mature in May 2026 and the yield to maturity is 4.5% per annum. The Company has the option to redeem part or the entire principal amount of the Bonds on the first anniversary after the issue date and every three months thereafter before the maturity date. The conversion ratio will be one hundred percent (100%) of the Bond’s face value. The Company also has the ability to convert the debt into shares based on the number of shares computed by dividing the face value of each security by a calculated conversion price, which is subject to adjustment provisions, determined at the time of issuance. The securities may be converted from May 3, 2024, the first anniversary of the issue date of the first agreement, to April 15, 2026, one month prior to the maturity date to the second agreement.
The Company’s debt securities are classified as AFS pursuant to ASC 320 - Investments - Debt Securities. AFS securities are recorded at fair value. The Company held no AFS securities as of December 31, 2022.

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (Restated)	2022	2023 (Restated)	2022
Research and development expense	$—	$171	$154	$330
General and administrative expense	969	336	1,123	519
	$969	$507	$1,277	$849

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
Assets measured at fair value on a recurring basis as of June 30, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,148	$1,148	$—	$—
Short-term investments:
Investment in convertible notes receivable	2,000	—	—	2,000
Total financial assets	$3,148	$1,148	$—	$2,000
Assets measured at fair value on a recurring basis as of December 31, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,612	$1,612	$—	$—
Total financial assets	$1,612	$1,612	$—	$—
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Warrant Liability
A summary of the warrant liability activity for the six months ended June 30, 2023, is as follows:

	Warrants Outstanding		Fair Value Per Share	Fair Value
(in thousands, except per share data)
Balance at December 31, 2022	—		$—	$—
Option to exercise	526		$1.52	$800
Payment to warrant holder	(526)		$1.52	$(800)
Balance at June 30, 2023	—	0	$—	—
Investment in Convertible Notes Receivable
A summary of the AFS activity for the six months ended June 30, 2023, is as follows:

Fair Value
Balance at December 31, 2022	$—
Investment in convertible notes receivable	2,000
Balance at June 30, 2023	$2,000
Fair value as of June 30, 2023 approximated the purchase price as there were no significant changes in fair value between purchase in May and June 30, 2023.
There were no transfers between Level 1, 2, or 3, during the years ended December 31, 2023, and 2022. Both observable and unobservable in puts were used to determine fair value of the positions that the Company classified within the Level 3 category. Unrealized gains and losses associated within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023 (Restated)	2022	Change
Revenue:
Collaboration revenue	$—	$2,471	$(2,471)	(100)%
Total revenue	—	2,471	(2,471)	(100)%
Operating expenses:
Research and development expense	—	6,749	(6,749)	(100)%
General and administrative expense	5,642	3,205	2,437	76%
Total operating expenses	5,642	9,954	(4,312)	(43)%
Operating loss	(5,642)	(7,483)	1,841	(25)%
Other income (expense), net:
Dividend income	15	16	(1)	(6)%
Interest income	13	1	12	1,200%
Interest expense	—	—	—	—%
Other expense, net	(150)	(4)	(146)	3,650%
Total other income (expense), net	(122)	13	(135)	(1,038)%
Net loss before provision for income taxes	(5,764)	(7,470)	1,706	(23)%
Provision for income taxes	—	—	—	—%
Net loss	$(5,764)	$(7,470)	$1,706	(23)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$1,775	$(1,775)	(100)%
AbbVie Collaboration Agreement	—	696	(696)	(100)%
Total collaboration revenue	$—	$2,471	$(2,471)	(100)%
Total revenue	$—	$2,471	$(2,471)	(100)%

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

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2023 (Restated)	2022	Change
Employee-related expense	$—	$2,339	$(2,339)	(100)%
Platform and discovery-related expense	—	1,997	(1,997)	(100)%
Facilities, depreciation, and other expenses	—	1,229	(1,229)	(100)%
Clinical development programs expense	—	1,184	(1,184)	(100)%
Total research and development expense	$—	$6,749	$(6,749)	(100)%

Full time employees	—	31	(31)

Research and development expense was $0.0 million for the three months ended June 30, 2023, reflecting a decrease of $6.7 million, or 100%, from research and development expense of $6.7 million for three months ended June 30, 2022. The decrease in research and development expense for the three months ended June 30, 2023 of $6.7 million was a result of the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022, and our shift in our historical business operations suspending all research and development expenses.
General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2023 (Restated)	2022	Change
General and administrative expense	$5,642	$3,205	2,437	76%
Full time employees	7	8	(1)

General and administrative expense was $5.6 million for the three months ended June 30, 2023, representing an increase of $2.4 million, or 76%, from $3.2 million for the three months ended June 30, 2022. The increase for the three months ended June 30, 2023 was mostly due to higher costs due to separation pay for executives and related stock based compensation expense, legal and consulting fees, partially offset by lower bonus, retention, and insurance expense. In addition, $0.9 million of expenses, primarily facilities, depreciation and other expense and platform and discovery-related expense, no longer met the criteria to be classified as research and development expenses due to the shift in our historical operations suspending all research and development activities as discussed above.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(dollars in thousands)	2023 (Restated)	2022	Change
Revenue:
Collaboration revenue	$—	$5,036	$(5,036)	(100)%
Total revenue	—	5,036	(5,036)	(100)%
Operating expenses:
Research and development expense	1,423	13,889	(12,466)	(90)%
General and administrative expense	8,758	6,367	2,391	38%
Total operating expenses	10,181	20,256	(10,075)	(50)%
Operating loss	(10,181)	(15,220)	5,039	(33)%
Other (expense) income, net:
Dividend income	32	18	14	78%
Interest income	24	3	21	700%
Interest expense	—	(595)	595	(100)%
Other expense, net	(46)	(24)	(22)	92%
Total other expense, net	10	(598)	608	(102)%
Net loss before provision for income taxes	(10,171)	(15,818)	5,647	(36)%
Provision for income taxes	—	—	—	—%
Net loss	$(10,171)	$(15,818)	$5,647	(36)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$3,854	$(3,854)	(100)%
AbbVie Collaboration Agreement	—	1,182	(1,182)	(100)%
Total collaboration revenue	$—	$5,036	$(5,036)	(100)%
Total revenue	$—	$5,036	$(5,036)	(100)%

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

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2023 (Restated)	2022	Change
Platform and discovery-related expense	$93	$4,484	$(4,391)	(98)%
Employee-related expense	511	4,300	(3,789)	(88)%
Clinical development programs expense	64	2,855	(2,791)	(98)%
Facilities, depreciation, and other expenses	755	2,250	(1,495)	(66)%
Total research and development expense	$1,423	$13,889	$(12,466)	(90)%

Full time employees	—	31	(31)

Research and development expense was $1.4 million for the six months ended June 30, 2023, reflecting a decrease of $12.5 million, or 90% from research and development expense of $13.9 million for six months ended June 30, 2022. The decrease in research and development expense for the six months ended June 30, 2023 of $12.5 million reflects the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. More specifically, the decrease in research and development expense for the six months ended June 30, 2023 of $12.5 million was primarily due to a decrease in costs related to lower platform and discovery-related expense of $4.4 million, lower employee-related expense of $3.8 million, and lower clinical development programs of $2.8 million.
The decrease in platform and discovery-related expense for the six months ended June 30, 2023 of $4.4 million was mostly due to lower CRO and materials costs, all in connection with suspension of R&D activities in connection with reduction in headcount and fewer R&D activities.
The decrease in employee-related expense for the six months ended June 30, 2023 of $3.8 million was due to lower compensation and related costs in connection with a lower average headcount during the period resulting from the restructuring activities that were announced in September 2022 and December 2021.
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
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2023 (Restated)	2022	Change
General and administrative expense	$8,758	$6,367	2,391	38%
Full time employees	7	8	(1)

General and administrative expense was $8.8 million for the six months ended June 30, 2023, representing an increase of $2.4 million or 38%, from $6.4 million for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was mostly due to higher costs due to separation pay for executives and related stock based compensation expense, and consulting fees, partially offset by lower bonus, retention, and insurance expense. In addition, $1.5 million of expenses, primarily facilities, depreciation and other expense and platform and discovery-related expense, no longer met the criteria to be classified as research and development expenses due to the shift in our historical operations suspending all research and development activities as discussed above.
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
Investing activities
Net cash used in investing activities was $1.8 million and and provided by investing activities was $3.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash provided by investing activities of $5.3 million was primarily due to a decrease in proceeds from the maturity, net of purchases of available-for-sale securities.
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
Management identified material weaknesses in the Company’s internal control over financial reporting related to the following:
1.The precision of management’s review of the Statement of Operations, resulting in inappropriately classifying certain general and administrative expenses as research and development expenses for the three months ended March 31, 2023, and three and six months ended June 30, 2023.
2.Management’s review of the accounting treatment of non-routine activities, specifically the Company’s analysis of the AFS debt securities.
These matters have been reviewed with our Audit Committee.
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

During the evaluation and testing process, we identified material weaknesses as described under Part I, Item 4 of this Form 10-Q/A. If we fail to remediate the material weaknesses, or if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in additional material misstatements of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we continue to carefully monitor any impact to our internal controls and procedures.
Our limited resources and recent reductions in force, as well as the turnover in our board of directors and the potential for future management changes, present significant continuity risk and could impact our ability to remediate our material weaknesses and maintain effective internal control over financial reporting in the future.
If we are unable to remedy our material weaknesses and assert that our internal control over financial reporting is effective, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
The restatement of our prior quarterly financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.
Subsequent to the filing of the Original Report, in connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Refer to the section titled “Restatement” in Note 1 to the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 included in this Form 10-Q/A.
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