Form 10-Q
period 2023-09-30
EXICURE, INC.
filed 2024-05-16
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 13, 2024, there were [8,651,006] shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•our ability to raise the substantial additional capital that is needed in the very near term to fund our operations and our pursuit of strategic alternatives, particularly given our current lack of a revenue source or committed financing and the substantial doubt about our ability to continue as a going concern;
•our ability to correct deficiencies and to remain listed on The Nasdaq Capital Market (“Nasdaq”), including the ability to maintain minimum stockholders’ equity and stock price, and comply with applicable governance requirements, among other requirements, for continued listing on Nasdaq;

•any strategic plan or alternative that we may identify and pursue may involve unexpected costs, liabilities and/or delays and may not deliver anticipated benefits to our stockholders;
•our estimates of expenses, use of cash, timing of future cash needs, ongoing losses and capital requirements may prove to be inaccurate;
•uncertainty about reaction from investors and potential business partners to our recent changes of control and board and management composition and the future direction of the Company, and the ability of our controlling stockholders and new board members and management to earn the confidence of investors and potential partners despite limited experience with U.S. public companies, and how these factors may impact our ability to obtain funding and execute any strategic alternatives that we may identify;
•potential additional turnover of senior management, and any inability to attract and retain qualified management and other key personnel, creates significant continuity risk and could impair our ability to raise capital and execute on our exploration of strategic alternatives;
•our ability to comply with all applicable laws, which may be particularly challenging given the recent turnover in our board and management, significant reductions in force, limited resources and the potential to enter into new business areas with which we have no past experience;

•our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;
•the impact of macroeconomic conditions, including global inflation, actions taken by central banks to counter inflation, capital market and bank instability, exchange rate fluctuations, supply chain disruptions and energy and fuel prices;
•the impact of government laws and regulations; and
•other factors that may impact our financial results and condition and our ongoing strategic efforts.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$922	$8,577
Other receivable, from sale of property and equipment	711	—
Prepaid expenses and other assets	1,457	1,474
Total current assets	3,090	10,051
Property and equipment, net	61	2,530
Right-of-use asset	6,707	7,257
Other noncurrent assets	3,092	3,490
Total assets	$12,950	$23,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	865	361
Accrued expenses and other current liabilities	1,356	1,278
Total current liabilities	2,221	1,639
Lease liability, noncurrent	6,231	6,767
Total liabilities	8,452	8,406

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,650,515 issued and outstanding, September 30, 2023; 4,965,901 issued and outstanding, December 31, 2022	1	—
Additional paid-in capital	192,573	187,571
Accumulated deficit	(188,076)	(172,649)
Total stockholders’ equity	4,498	14,922
Total liabilities and stockholders’ equity	$12,950	$23,328
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$—	$2,016	$—	$7,052
Total revenue	—	2,016	—	7,052
Operating expenses:
Research and development expense	—	4,805	1,423	18,694
General and administrative expense	2,397	2,416	11,155	8,783
Loss from sale of property and equipment	920	—	920	—
Total operating expenses	3,317	7,221	13,498	27,477
Operating loss	(3,317)	(5,205)	(13,498)	(20,425)
Other income (expense), net:
Changes in fair value of investment in convertible notes receivable	(2,000)	—	(2,000)	—
Dividend income	13	41	45	59
Interest income	4	4	28	7
Interest expense	—	—	—	(595)
Other income (expense), net	44	—	(2)	(24)
Total other income (expense), net	(1,939)	45	(1,929)	(553)
Net loss before provision for income taxes	(5,256)	(5,160)	(15,427)	(20,978)
Provision for income taxes	—	—	—	—
Net loss	$(5,256)	$(5,160)	$(15,427)	$(20,978)

Basic and diluted loss per common share	$(0.61)	$(1.04)	$(1.98)	$(4.66)
Weighted-average basic and diluted common shares outstanding	8,650,402	4,963,344	7,799,233	4,502,962
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,256)	$(5,160)	$(15,427)	$(20,978)
Other comprehensive gain, net of taxes
Unrealized gain on available for sale securities, net of tax	—	4	—	1
Other comprehensive gain	—	4	—	1
Comprehensive loss	$(5,256)	$(5,156)	$(15,427)	$(20,977)
    See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2023	4,965,901	$—	$187,571	$(172,649)	$14,922
Equity-based compensation	—	—	308	—	308
Reclassification of common stock warrants to liability	—	—	(800)	—	(800)
Vesting of restricted stock units and related repurchases	5,561	1	(2)	—	(1)
Issuance of common stock, net	3,400,000	—	4,597	—	4,597
Net loss	—	—	—	(4,407)	(4,407)
Balance at March 31, 2023	8,371,462	$1	$191,674	$(177,056)	$14,619
Equity-based compensation	—	—	969	—	969
Vesting of restricted stock units and related repurchases	276,845	—	(119)	—	(119)
Net loss	—	—	—	(5,764)	(5,764)
Balance at June 30, 2023	8,648,307	$1	$192,524	$(182,820)	$9,705
Equity-based compensation	—	—	50	—	50
Vesting of restricted stock units and related repurchases	2,208	—	(1)	—	(1)
Net loss	—	—	—	(5,256)	(5,256)
Balance at September 30, 2023	8,650,515	$1	$192,573	$(188,076)	$4,498

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2022	3,626,073	$—	$181,301	$(170,067)	$(2)	$11,232
Exercise of common stock warrants	466,666	—	14	—	—	14
Equity-based compensation	—	—	342	—	—	342
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Other comprehensive loss, net	—	—	—	—	(3)	(3)
Net loss	—	—	—	(8,348)	—	(8,348)
Balance at March 31, 2022	4,093,063	$—	$181,656	$(178,415)	$(5)	$3,236
Exercise of options	124	—	1	—	—	1
Equity-based compensation	—	—	507	—	—	507
Vesting of restricted stock units and related repurchases	324	—	(1)	—	—	(1)
Issuance of common stock-ESPP	1,351	—	4	—	—	4
Issuance of common stock and warrants	867,369	—	4,886	—	—	4,886
Net loss	—	—	—	(7,470)	—	(7,470)
Balance at June 30, 2022	4,962,231	$—	$187,053	$(185,885)	$(5)	$1,163
Equity-based compensation	—	—	292	—	—	292
Vesting of restricted stock units and related repurchases	2,082	$—	$(2)	$—	$—	$(2)
Other comprehensive loss, net	—	$—	$—	$—	$4	$4
Net loss	—	$—	$—	$(5,160)	$—	$(5,160)
Balance at September 30, 2022	4,964,313	$—	$187,343	$(191,045)	$(1)	$(3,703)

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,427)	$(20,978)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	627	882
Equity-based compensation	1,327	1,141
Amortization of long-term debt issuance costs and fees	—	477
Amortization of right-of-use asset	551	516
Amortization of investments	—	(2)
Changes in fair value of investment in convertible notes receivable	2,000	—
Loss from sale of property and equipment	920	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	124	2,973
Other noncurrent assets	291	48
Accounts payable	504	(2,493)
Accrued expenses	78	(3,448)
Deferred revenue	—	(7,052)
Other liabilities	(536)	(469)
Net cash used in operating activities	(9,541)	(28,382)
Cash flows from investing activities:
Purchase of available-for-sale securities	(2,000)	(1,499)
Proceeds from sale or maturity of available-for-sale securities	—	5,998
Capital expenditures	—	(10)
Proceeds from sale of property and equipment	211	—
Net cash (used in) provided by investing activities	(1,789)	4,489
Cash flows from financing activities:
Repayment of long-term debt	—	(7,500)
Payment of long-term debt fees and issuance costs	—	(506)
Proceeds from common stock offering	5,440	5,040
Payment of common stock financing costs	(843)	(154)
Payment of exercise of common stock warrants	(800)	—
Proceeds from issuance of employee stock purchase plan	—	4
Proceeds from exercise of common stock warrants	—	14
Proceeds from exercise of common stock options	—	1
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(122)	(4)
Net cash provided by (used in) provided by financing activities	3,675	(3,105)

Net decrease in cash, cash equivalents, and restricted cash	(7,655)	(26,998)
Cash, cash equivalents, and restricted cash - beginning of period	9,777	43,844
Cash, cash equivalents, and restricted cash - end of period	$2,122	$16,846
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Non-cash investing activities:
Other receivable from sale of property and equipment	$711	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$922	$8,577
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$2,122	$9,777
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing with respect to the Company’s historical assets, the Company does not expect they will generate significant value for stockholders. Therefore, the Company is engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. The Company is exploring transactions in industries unrelated to its historical operations.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2023, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, the interim condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, and the results of its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2023 and 2022 are unaudited. The results for the nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2023.

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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of September 30, 2023, the Company has generated an accumulated deficit of $206,913, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion, since inception and expects to incur significant expenses and negative cash flows for the foreseeable future. As of September 30, 2023, the Company’s cash and cash equivalents were $922. Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
Management believes that the Company’s existing cash and cash equivalents are insufficient to continue to fund its operating expenses and additional funding is needed in the very near term. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend the Company’s operating runway is limited. As a result, substantial additional financing will be needed by the Company in the very near term to pay expenses, fund the ongoing exploration of strategic alternatives and pursue any alternatives that may be identified. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 27, 2023, as amended by Amendment No. 1 filed with the SEC on May 1, 2023 (the “Annual Report”). Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies, except for the investment in convertible notes receivable.
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
Investment in convertible notes receivable at fair value totaled $0 as of September 30, 2023. As of September 30, 2023, the aggregate cost of the investment in convertible notes receivable accounted for under the fair value option was $0, which included principal balances of $2,000 and the change in fair value of $2,000.
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
3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	September 30, 2023	December 31, 2022
Prepaid clinical, contract research and manufacturing costs	$—	$213
Prepaid insurance	554	408
Prepaid franchise tax	330	223
Lease costs	296	111
Other	277	519
Prepaid expenses and other current assets	$1,457	$1,474
Other noncurrent assets

	September 30, 2023	December 31, 2022
Restricted cash	$1,200	$1,200
Prepaid insurance	1,892	2,252
Other	—	38
Other noncurrent assets	$3,092	$3,490

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	September 30, 2023	December 31, 2022
Scientific equipment	$246	$6,087
Computers and software	3	63
Furniture and fixtures	30	30
Property and equipment, gross	279	6,180
Less: accumulated depreciation and amortization	(218)	(3,650)
Property and equipment, net	$61	$2,530
Depreciation and amortization expense was $627 and $882 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the Company sold scientific equipment with a net book value of $1,834 and recognized a loss of $920 included in other income (expense) in the accompanying statement of operations for the nine months ended September 30, 2023.
Accrued expenses and other current liabilities

	September 30, 2023	December 31, 2022
Accrued clinical, contract research and manufacturing costs	$—	$48
Accrued restructuring costs	—	48
Lease liability	603	539
Accrued payroll-related expenses	43	32
Accrued federal and state tax payable	—	209
Accrued other expenses	710	402
Accrued expenses and other current liabilities	$1,356	$1,278
4. Leases
The Company’s lease arrangements at September 30, 2023 consist of (i) a lease for office and laboratory space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) a lease for office equipment (the “Office Equipment Lease”). The Chicago Lease and the Office Equipment Lease are classified as operating leases.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$52	$326	$704	$979
Variable lease costs	232	341	545	1,187
Short term lease costs	—	2	—	17
Total lease costs	$284	$669	$1,249	$2,183

The Company made cash payments for operating leases $1,379 and $2,364 during the nine months ended September 30, 2023 and 2022, respectively.
Sublease of Office Space
The Company entered into a sublease agreement with Cyclopure, Inc. (the “Subtenant”) to sublease approximately 57% of its office space pursuant to that certain sublease agreement (the “Sublease Agreement”), dated as of May 4, 2023. The term of the Sublease Agreement began on May 15, 2023 and ends on June 30, 2030, the expiration date of the Chicago Lease. The first three months under the Sublease Agreement are rent free. Beginning August 15, 2023, the Company began charging the Subtenant for 57% of the base rent under the Chicago Lease, and the subtenant is responsible for its pro rata share of operating expenses and taxes payable.
The following table summarizes sublease receipts in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023		2023
Sublease receipts	$179		$179
Total	$179	179000	$179
5. Investment in Convertible Notes Receivable
In May 2023, the Company entered into two subscription agreements to purchase non-guaranteed private placement convertible bonds (the “Bonds”) for a subscription amount of $1 million each. The Bonds mature in May 2026 and the yield to maturity is 4.5% per annum. The Company has the option to request that the issuer redeem part or the entire principal amount of the Bonds on the first anniversary after the issue date and every three months thereafter before the maturity date. The conversion ratio will be one hundred percent (100%) of the Bond’s face value. The Company also has the ability to convert the debt into shares based on the number of shares computed by dividing the face value of each security by a calculated conversion price, which is subject to adjustment provisions, determined at the time of issuance. The securities may be converted from May 3, 2024, the first anniversary of the issue date of the first agreement, to April 15, 2026, one month prior to the maturity date to the second agreement. In March 2024, the Company notified the issuer of the Bonds that it was exercising its redemption right with respect to the entire principal amount of the Bonds after the first anniversary of their issue dates (May 3 and May 16, 2024, respectively) for an aggregate redemption price of $2.090 million (representing the principal amount plus 4.5% per annum yield to the redemption date).

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s debt securities are classified as AFS pursuant to ASC 320 - Investments - Debt Securities. AFS securities are recorded at fair value. As of September 30, 2023, management does not believe these AFS investments are recoverable and booked a change in fair value to record them at a fair value of $0. The Company held no AFS debt securities as of December 31, 2022.
6. Stockholders’ Equity
Preferred Stock
As of September 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of September 30, 2023 and December 31, 2022, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of September 30, 2023 and December 31, 2022, the Company had 8,650,515 shares and 4,965,901 shares issued and outstanding, respectively.
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
September 2022 PIPE (Private Investment in Public Equity)
Securities Purchase Agreement
On September 26, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CBI USA, Inc. (“CBI USA”), pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares of Common Stock, at a purchase price of $1.60 per share. The private placement closed on February 24, 2023 (the “Closing Date”). The Company received gross proceeds of $5,440 from the September 2022 PIPE (or net proceeds of $4,597 after transaction expenses).
CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from its affiliate, DGP Co., Ltd. (“DGP”). On June 23, 2023, DGP exercised its the option pursuant to the loan and acquired the 3,400,000 shares of Common Stock initially acquired by CBI USA pursuant to the Securities Purchase Agreement. DGP subsequently agreed to sell its shares to a third party, with the closing of 10% (340,000 shares) occurring in February 2024 and the remainder to close by or on June 30, 2024.
The Securities Purchase Agreement, as confirmed and clarified by that certain letter agreement, dated October 31, 2022, between the Company and CBI USA, provided CBI USA together with its affiliates and any “group” of which it or they are a member with the right to designate directors to the Company’s board of directors in proportion to the ownership of CBI USA and its affiliates and any such group. CBI USA and DGP have announced they expect to exercise such rights as a group. Together, they beneficially own 45% of the outstanding shares of Common Stock based on their most recent Schedule 13D amendment. As noted above, DGP has entered into an agreement to sell its remaining shares to a third party by or on June 30, 2024.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

September 2022 Registration Rights Agreement
In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement with CBI USA (the “Registration Rights Agreement’). CBI USA assigned its rights under the Registration Rights Agreement to DGP when DGP acquired the 3,400,000 shares of Common Stock initially sold to CBI USA. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of Common Stock sold pursuant to the Securities Purchase Agreement, to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable, and to keep such registration statement continuously effective until the earlier of (i) the date the shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the Closing Date.
In the event the registration statement was not filed within 90 days following the Closing Date, subject to certain limited exceptions, the Company agreed to make payments as liquidated damages in an amount equal to 0.5% of the aggregate amount invested in the shares of Common Stock pursuant to the Securities Purchase Agreement per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the Registration Rights Agreement. We have paid $27 to CBI USA and accrued $82 to DGP pursuant to this provision.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Stock Warrants
In January 2022, Pre-Funded Warrants were exercised for a total exercise price of $14, resulting in the issuance of 466,666 shares of common stock. As of September 30, 2023, there are no unexercised pre-funded warrants that are outstanding.
Warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share were acquired in the December 2021 registered-direct offering transaction. The warrants were classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to this warrant holder on June 23, 2023 and 526,151 were settled as a result. As of September 30, 2023, warrants to purchase 50,110 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
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
As of September 30, 2023, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 454,360.
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
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of September 30, 2023, there were 51,971 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$—	$118	$154	$448
General and administrative expense	50	174	1,173	693
	$50	$292	$1,327	$1,141

Unamortized equity-based compensation expense at September 30, 2023 was $586, which is expected to be amortized over a weighted-average period of 1.9 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Expected term	5.8 to 5.8 years	5.3 to 6.1 years
Risk-free interest rate	3.83% to 3.83%; weighted avg. 3.83%	2.86% to 3.56%; weighted avg. 2.90%
Expected volatility	100.9% to 100.9%; weighted avg. 100.9%	95.2% to 95.8%; weighted avg. 95.2%
Forfeiture rate	5%	5%
Expected dividend yield	—%	—%

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the nine months ended September 30, 2023 and 2022 are summarized in the table below.

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Nine months ended September 30, 2023	$1.58; weighted avg. $1.58	$1.58; weighted avg. $1.58
Nine months ended September 30, 2022	$3.46 to $5.51; weighted avg. $4.56	$3.46 to $5.51; weighted avg. $4.56

The weighted-average grant date fair value of common stock options granted in the nine months ended September 30, 2023 was $1.26 per common stock option.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2022	222,833	$4.74	7.5	$—
Granted	10,000	1.58
Exercised	—	—
Forfeited	(220,718)	5.40
Outstanding - September 30, 2023	12,115	$4.28	5.7	$—
Exercisable - September 30, 2023	11,891	$4.26	5.6	$—
Vested and Expected to Vest - September 30, 2023	12,115	$4.28	5.7	$—

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	20,885	$12.65
Granted	295,992	1.02
Settled	(308,689)	1.91
Forfeited	(4,808)	14.58
Unvested balance - September 30, 2023	3,380	$10.41
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
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	97,643	$3.45
Granted	—	—
Settled	(97,643)	1.91
Unvested balance - September 30, 2023	—	$—
8. Income Taxes
The Company incurred a pretax loss in each of the nine months ended September 30, 2023 and 2022, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the nine months ended September 30, 2023 and 2022 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the nine months ended September 30, 2023 and 2022.
The following is the computation of loss per common share for the nine months ended September 30, 2023 and 2022:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,256)	$(5,160)	$(15,427)	$(20,978)
Weighted-average basic and diluted common shares outstanding	8,650,402	4,963,344	7,799,233	4,502,962
Loss per share - basic and diluted	$(0.61)	$(1.04)	$(1.98)	$(4.66)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of September 30,
	2023	2022
Options to purchase common stock	12,115	312,494
Restricted stock units	3,380	51,820
Performance stock units	—	97,643
Warrants to purchase common stock	50,110	576,261
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
Assets measured at fair value on a recurring basis as of September 30, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$659	$659	$—	$—
Short-term investments:
Investment in convertible notes receivable	—	—	—	—
Total financial assets	$659	$659	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,612	$1,612	$—	$—
Total financial assets	$1,612	$1,612	$—	$—

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
Warrant Liability
A summary of the warrant liability activity for the nine months ended September 30, 2023 is as follows:

	Warrants Outstanding	Fair Value Per Share	Fair Value
(in thousands, except per share data)
Balance at December 31, 2022	—	$—	$—
Option to exercise	526	$1.52	$800
Payment to warrant holder	(526)	$1.52	$(800)
Balance at September 30, 2023	—	$—	—
Investment in convertible notes receivable
A summary of the AFS activity for the nine months ended September 30, 2023 is as follows:

Fair Value
Balance at December 31, 2022	$—
Investment in available for sale securities	2,000
Change in fair value of investment in convertible notes receivable	(2,000)
Balance at September 30, 2023	$—
As of September 30, 2023, management does not believe these AFS investments are recoverable and booked a change in fair value of $2,000.
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
11. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Case is currently stayed until May 22, 2024 to permit the parties to complete the voluntary private mediation.
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
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board of Directors investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. All of the Derivative Cases have been stayed pending a decision on any motion to dismiss that may be filed in the Colwell case. In addition, the Stourbridge case has been administratively closed pending the decision on motion to dismiss that may be filed in the Colwell case. Further, pursuant to agreement, the Demand Letter is being held in abeyance and any related statute of limitations tolled pending such motion and decision.
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of September 30, 2023, the Company has paid to NU an aggregate of $11,567 in consideration of each of the obligations described above.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On August 3, 2023, the company received a notice letter (the “Letter”) from counsel for NU alleging the Company breached the Northwestern University License Agreements. The Letter alleges that a lack of development required under the Northwestern University License Agreements is a breach. The Northwestern University License Agreements were subsequently terminated on September 10, 2023 and October 3, 2023, respectively.
Leases
Refer to Note 4, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
12. Related-Party Transactions
Pursuant to a Consulting Agreement, effective as of September 25, 2022, between the Company and Alta Companies LTD (“Alta”), the Company paid Alta $218 on February 27, 2023 for a consulting fee earned as a result of the September 2022 PIPE closing. Paul Kang, a director of the Company since February 2023 and the CEO of the Company since August 2023, is the President of Alta.
13. Subsequent Events
On May 3, 2024, the Company executed a promissory note (“Note”) and subsequently received a loan in the amount of $300 from an individual investor. All principal and accrued interest will be due and payable on the earlier of (i) the 1st anniversary of the date of this Note or (ii) upon an event of default, at that time, such amounts declared by the investor will become due and payable by Company. Interest will accrue on this Note at 6.0% and is payable at maturity.

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
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing with respect to our historical assets, we do not expect they will generate significant value for stockholders. For example, in February 2024, we announced a licensing deal for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. Therefore, we are engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. We are exploring transactions in industries unrelated to our historical operations.
Because we currently have no source of revenue or committed financing, we will require substantial additional funding in the very near term in order to continue to operate and continue our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. On February 24, 2023, we raised gross proceeds of $5.4 million on the closing of the Private Placement (as defined below) (or net proceeds of approximately $4.6 million after transaction expenses). However, we have largely already used these net proceeds for severance payments, warrant put payments, acquisition of the Bonds and general working capital purposes as we pursue strategic alternatives. As of September 30, 2023, our cash and cash equivalents were $0.9 million. Subsequent to September 30, 2023, our cash and cash equivalents have decreased to approximately $0.2 million as of April 30, 2024. We will attempt to redeem the $2.0 million aggregate principal amount of the Bonds in the third quarter of 2024, however, there can be no assurance that we will be able to do so, in the near term or at all. See “Risk Factors – We may not be able to redeem the Bonds.”
Our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed in the very near term to fund our operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company may seek bankruptcy protection and/or cease operations in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
We expect to seek financing through equity offerings. However, it may be difficult to obtain financing given the Company’s current condition and uncertainty over its future direction. Therefore, we may be unable to raise capital at all or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue operations.

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
Change of Control
On September 26, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CBI USA, Inc. (“CBI USA”), pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares of Common Stock, at a purchase price of $1.60 per share. The private placement closed on February 24, 2023 (the “Closing Date”).
CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from its affiliate, DGP Co., Ltd. (“DGP”). On June 23, 2023, DGP exercised its the option pursuant to the loan and acquired the 3,400,000 shares of Common Stock initially acquired by CBI USA pursuant to the Securities Purchase Agreement. DGP subsequently agreed to sell its shares to a third party, with the closing of 10% (340,000 shares) occurring in February 2024 and the remainder to close by or on June 30, 2024.
The Securities Purchase Agreement, as confirmed and clarified by that certain letter agreement, dated October 31, 2022, between the Company and CBI USA, provided CBI USA together with its affiliates and any “group” of which it or they are a member with the right to designate directors to the Company’s board of directors in proportion to the ownership of CBI USA and its affiliates and any such group. CBI USA and DGP have announced they expect to exercise such rights as a group. Together, they beneficially own 45% of the outstanding shares of Common Stock based on their most recent Schedule 13D amendment. As noted above, DGP has entered into an agreement to sell its remaining shares to a third party by or on June 30, 2024.
Nasdaq Listing Requirements Deficiency Notice
As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, the Company received a delinquency notification that the closing bid price of the Company’s stock traded below $1.00 for the previous 30 consecutive business days. The Company’s stock price has remained below $1.00 since receipt of the notification, which must be cured by September 9, 2024, per the March 12, 2024 extension letter received from Nasdaq.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of September 30, 2022. The Company believes it is in compliance with this requirement based on its September 30, 2023 balance sheet, but there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition. The Company has received numerous deficiency notifications with respect to these requirements in the past year. Although the Company believes it is currently in compliance, there can be no assurance it will remain in compliance.

•On November 22, 2023, the Company received a delinquency notification as it had not filed its third quarter Form 10-Q at the deadline. We expect this delinquency will be cured by this filing.
•Compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified the Company that it did not comply with listing requirements by not holding an annual meeting in 2023. The Company received an extension letter on March 12, 2024 from Nasdaq noting it must hold its annual meeting by June 28, 2024.
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023.
We may not be able to regain compliance with Nasdaq’s listing requirements and our failure to do so may result in the delisting of our Common Stock by Nasdaq. Even if the Company regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.
We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. This includes estimates where the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimate on financial condition or operating performance is material.
Recently adopted accounting pronouncements
Refer to Note 2, Significant Accounting Policies, of the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements ASU 2016-13 adopted during the first quarter of 2023. There has been no impact on the financial statements from the adoption of this ASU.
Recent accounting pronouncements not yet adopted
There are no recent accounting pronouncements that the Company has not yet adopted.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Revenue:
Collaboration revenue	$—	$2,016	$(2,016)	(100)%
Total revenue	—	2,016	(2,016)	(100)%
Operating expenses:
Research and development expense	—	4,805	(4,805)	(100)%
General and administrative expense	2,397	2,416	(19)	(1)%
Loss from sale of property and equipment	920	—	920	100%
Total operating expenses	3,317	7,221	(3,904)	(54)%
Operating loss	(3,317)	(5,205)	1,888	(36)%
Other income (expense), net:
Changes in fair value of investment in convertible notes receivable	(2,000)	—	(2,000)	100%
Dividend income	13	41	(28)	(68)%
Interest income	4	4	—	—%
Interest expense	—	—	—	—%
Other expense, net	44	—	44	100%
Total other income (expense), net	(1,939)	45	(1,984)	(4,409)%
Net loss before provision for income taxes	(5,256)	(5,160)	(96)	2%
Provision for income taxes	—	—	—	—%
Net loss	$(5,256)	$(5,160)	$(96)	2%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$1,427	$(1,427)	(100)%
AbbVie Collaboration Agreement	—	589	(589)	(100)%
Total collaboration revenue	$—	$2,016	$(2,016)	(100)%
Total revenue	$—	$2,016	$(2,016)	(100)%

Collaboration revenue was $0.0 million during the three months ended September 30, 2023, reflecting a decrease of $2.0 million, or 100%, from collaboration revenue of $2.0 million for the three months ended September 30, 2022. The decrease in collaboration revenue of $2.0 million is due the termination of the Ipsen and AbbVie

Collaboration Agreements in December 2022 that resulted in recognition of the remaining deferred revenue associated with each of those collaboration agreements in the fourth quarter of 2022.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Employee-related expense	$—	$1,896	$(1,896)	(100)%
Platform and discovery-related expense	—	1,849	(1,849)	(100)%
Facilities, depreciation, and other expenses	—	1,044	(1,044)	(100)%
Clinical development programs expense	—	16	(16)	(100)%
Total research and development expense	$—	$4,805	$(4,805)	(100)%

Full time employees	—	29	(29)

Research and development expense was $0.0 million for the three months ended September 30, 2023, reflecting a decrease of $4.8 million, or 100%, from research and development expense of $4.8 million for three months ended September 30, 2022. The decrease in research and development expense for the three months ended September 30, 2023 of $4.8 million reflects the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022, and our shift in our historical business operations suspending all research and development expenses.
General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change
General and administrative expense	$2,397	$2,416	(19)	(1)%
Full time employees	6	8	(2)

General and administrative expense was $2.4 million for the three months ended September 30, 2023, essentially flat with $2.4 million for the three months ended September 30, 2022. This was mostly due to lower compensation and related costs and professional fees as a result of reduced operations in the 2023 period, offset by increased legal costs related to the securities litigation and certain expenses, such as office facilities, legal, and payroll related costs that no longer met the criteria to be classified as research and development expenses due to the shift in our historical operations suspending all research and development activities as discussed above.
Loss from sale of property and equipment
In the third quarter, the Company sold the majority of its scientific equipment through a third party auctioneer and incurred a loss on the sale of these assets as a result.
Changes in fair value of investment in convertible notes receivable
Indicators of impairment became known and the Company impaired the entire $2 million amount of these convertible securities. As a result, the convertible securities are recognized at a fair value of $0 as of September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Revenue:
Collaboration revenue	$—	$7,052	$(7,052)	(100)%
Total revenue	—	7,052	(7,052)	(100)%
Operating expenses:
Research and development expense	1,423	18,694	(17,271)	(92)%
General and administrative expense	11,155	8,783	2,372	27%
Loss from sale of property and equipment	920	—	920	100%
Total operating expenses	13,498	27,477	(13,979)	(51)%
Operating loss	(13,498)	(20,425)	6,927	(34)%
Other (expense) income, net:
Changes in fair value of investment in convertible notes receivable	(2,000)	—	(2,000)	100%
Dividend income	45	59	(14)	(24)%
Interest income	28	7	21	300%
Interest expense	—	(595)	595	(100)%
Other expense, net	(2)	(24)	22	(92)%
Total other expense, net	(1,929)	(553)	(1,376)	249%
Net loss before provision for income taxes	(15,427)	(20,978)	5,551	(26)%
Provision for income taxes	—	—	—	—%
Net loss	$(15,427)	$(20,978)	$5,551	(26)%

Revenue
The following table summarizes our revenue earned during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Collaboration revenue:
Ipsen Collaboration Agreement	$—	$5,282	$(5,282)	(100)%
AbbVie Collaboration Agreement	—	1,770	(1,770)	(100)%
Total collaboration revenue	$—	$7,052	$(7,052)	(100)%
Total revenue	$—	$7,052	$(7,052)	(100)%

Collaboration revenue was $0.0 million during the nine months ended September 30, 2023, reflecting a decrease of $7.1 million, or 100%, from collaboration revenue of $7.1 million for the nine months ended September 30, 2022. The decrease in collaboration revenue of $7.1 million is due to the termination of the Ipsen and AbbVie Collaboration Agreements in December 2022 that resulted in recognition of the remaining deferred revenue associated with each of those collaboration agreements in the fourth quarter of 2022.

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Employee-related expense	$511	$6,196	$(5,685)	(92)%
Facilities, depreciation, and other expenses	755	3,294	(2,539)	(77)%
Platform and discovery-related expense	93	6,333	(6,240)	(99)%
Clinical development programs expense	64	2,871	(2,807)	(98)%
Total research and development expense	$1,423	$18,694	$(17,271)	(92)%

Full time employees	—	29	(29)

Research and development expense was $1.4 million for the nine months ended September 30, 2023, reflecting a decrease of $17.3 million, or 92% from research and development expense of $18.7 million for nine months ended September 30, 2022. The decrease in research and development expense for the nine months ended September 30, 2023 of $17.3 million reflects the suspension of clinical, preclinical, and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. As a result, after the first quarter of 2023, we determined it was no longer appropriate to record any research and development expenses during the nine months ended September 30, 2023, as the Company began exploring strategic alternatives in April 2023.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change
General and administrative expense	$11,155	$8,783	2,372	27%
Full time employees	6	8	(2)

General and administrative expense was $11.2 million for the nine months ended September 30, 2023, representing an increase of $2.4 million or 27%, from $8.8 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was mostly due to $1.5 million of certain expenses that previously had been recorded as research and development expenses, such as office facilities, legal, and payroll related costs, that no longer met the criteria to be classified as research and development expenses due to the shift in our historical business operations discontinuing all research and development activities as discussed above. The increase was also due to higher costs from the separation pay of former executives and related stock based compensation expense, and increased franchise taxes; partially offset by lower professional fees as a result of reduced operations.
Loss from sale of property and equipment
In the third quarter, the Company sold the majority of its scientific equipment through a third party auctioneer and incurred a loss on the sale of these assets as a result.
Changes in fair value of investment in convertible notes receivable
Indicators of impairment became known and the Company impaired the entire $2 million amount of these convertible securities. As a result, the convertible securities are recognized at a fair value of $0 as of September 30, 2023.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating no revenue.
As of September 30, 2023, our cash and cash equivalents were $0.9 million as compared to $8.6 million as of December 31, 2022. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. Subsequent to September 30, 2023, our cash and cash equivalents have decreased to approximately $0.2 million as of April 30, 2024. We will attempt to redeem the $2.0 million aggregate principal amount of the Bonds in August 2024, however, there can be no assurance that we will be able to do so, in the near term or at all. See “Risk Factors – We may not be able to redeem the Bonds.”
We incurred net losses of approximately $15.4 million and $21.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we have generated an accumulated deficit of $206.9 million since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed in the very near term to fund our operations and there is no certainty we will obtain such financing. If we are unable to raise capital, we will be unable to continue operations. We may need to seek bankruptcy protection and/or cease operations in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
See “Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
	(unaudited)
Net cash used in operating activities	$(9,541)	$(28,382)
Net cash (used in) provided by investing activities	(1,789)	4,489
Net cash provided by (used in) financing activities	3,675	(3,105)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(7,655)	$(26,998)

Operating activities
Net cash used in operating activities was $9.5 million and $28.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash used in operating activities for the nine months ended September 30, 2023 of $18.8 million was due to the suspension of R&D activities and lower headcount from the September 2022 and December 2021 restructurings.

Investing activities
Net cash used in investing activities was $1.8 million and provided by investing activities was $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash provided by investing activities of $6.3 million was primarily due to a decrease in proceeds from the maturity, net of purchases of available-for-sale securities.
Financing activities
Net cash provided in financing activities of $3.7 million for nine months ended September 30, 2023 is due to the Private Placement closed in February. Net cash used by financing activities of $3.1 million for the nine months ended September 30, 2022 was primarily due to the repayment in full of all outstanding indebtedness and other obligations under the Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021, September 30, 2021, and December 10, 2021, with MidCap Financial Trust, as agent, and the lenders party thereto from time to time, or the MidCap Credit Agreement, partially offset by net proceeds of approximately $4.9 million received in connection with the May 2022 private placement transaction.
Funding Requirements
We will need to obtain substantial additional funding in the very near term to continue operations. If we are unable to raise capital at all or on acceptable terms, we would be unable to continue operations.
Our existing cash and cash equivalents are not sufficient to enable us to fund our operating expenses. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the results of our exploration of strategic alternatives, including any potential transactions;
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
Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs primarily through equity offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the global financial markets have experienced significant disruptions over the past couple of years due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, volatility in the capital markets and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. Any further disruption or slowdown in the global financial markets and economy may negatively affect our ability to raise funding through equity or debt financings on attractive terms or at all, which could in the future negatively affect our operations.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Case is currently stayed until May 22, 2024 to permit the parties to complete the voluntary private mediation.
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
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company.
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

Given the Company’s current focus to explore growth through strategic transactions with potential partners, the Company’s ability to execute its current business plan depends on its ability to obtain additional funding via a strategic transaction or a series of strategic transactions, or to obtain funding to support such a transaction. We currently have no source of revenues or committed financing, and our financial resources are limited to our cash and cash equivalents. Substantial additional funding is needed in the very near term. With respect to our efforts to maximize value from historical assets, while those efforts are continuing, based on the interest we have received to date we do not think it is likely they will generate significant value.
The Company plans to continue pursuing strategic alternatives, however, there can be no assurance that the Company will have sufficient resources or obtain additional financing necessary to complete this effort. Even if we can obtain financing, we may not be able to consummate such a transaction in a timely manner or at all or in a manner that would not adversely impact our business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Strategic transactions are complex and time-consuming to identify, evaluate, negotiate and consummate in compliance with applicable laws and Nasdaq requirements. Our board and management do not have meaningful experience executing this type of endeavor in the U.S. public markets. Even if we are successful in entering into a strategic transaction, the terms and conditions of that transaction may restrict us from entering into future agreements with other potential collaborators. Additionally, such strategic transactions may not be favorable to investors nor deliver any anticipated benefits by the time of business integration.
We need to obtain substantial funding in the very near term in order to continue operations and our exploration of strategic alternatives.

We require significant capital resources in order to continue to operate our business and conduct our exploration of strategic alternatives, and our very limited liquidity could materially and adversely affect our business operations. Because we have no current source of revenue or committed financing, our current available cash and cash equivalents provide us with very limited liquidity. Our existing cash and cash equivalents are not sufficient for us to continue to fund our business operations. Substantial additional funding is needed in the very near term. Any such required additional capital may not be available on reasonable terms, if at all, due to a variety of factors, including uncertainty about the future direction of the Company and investor reaction to our new controlling stockholders and board and management composition, as well as broader conditions in the economy and capital markets, including recent volatility caused by inflation, questions about bank stability and other factors. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend our operating runway is limited. Without sufficient additional capital funding in the very near term, we may be required, among other things, to seek bankruptcy protection and/or cease operations.
We may not be able to redeem our Bonds.

In March 2024, the Company notified the issuer of the Bonds that it was exercising its redemption right with respect to the entire principal amount of the Bonds after the first anniversary of their issue dates (May 3 and May 16, 2024, respectively) for an aggregate redemption price of $2.090 million (representing the principal amount plus 4.5% per annum yield to the redemption date).
The Bonds indicate that the Company may request redemption on the first anniversary of the issue date, the Bonds contain schedules for dates of redemption notices and redemption prices that do not contemplate a first redemption date until three months after the first anniversary of the issue dates. Although the Company believes this was a clear error and is inconsistent with the plain language that the Bonds are redeemable on the first anniversary of their issue dates, the issuer has taken the position that the Bonds are not redeemable until August 3, 2024 and August 16, 2024.

The Company expects to continue to seek to redeem the Bonds as soon as practicable. However, there can be no assurance that the Company will be able to do so, in the near term or at all. The Company is aware that the parent company of CBI USA holds similar bonds from the same issuer and has been unable to redeem their bonds despite making a request to do so. CBI USA’s parent company has also unsuccessfully demanded acceleration of their bonds based on alleged defaults. If we are unable to redeem the Bonds, or otherwise recognize value from them, it will adversely impact our financial condition and prospects.
Our controlling stockholders, executive officers and members of our board, have limited experience controlling or governing a public company operating in the United States.
Our controlling stockholders have not previously controlled a U.S. public company. In addition, no members of the board or our chief executive officer or chief financial officer have experience serving as directors or management of a U.S. publicly traded company. This could make it difficult to ensure that the Company complies with all applicable laws and stock exchange requirements, maintains adequate internal and disclosure controls and appropriately assesses and manages risk. This concern is exacerbated by the limited resources the Company has following recent reductions in force, and if there are further reductions in force or members of management leave the Company, it may be very difficult to manage this risk. The transitional state of the Company and ongoing exploration of strategic alternatives also exacerbates the challenging environment in this respect. If the board of directors does not successfully or efficiently manage their roles and responsibilities, including the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of investors, our prospects may be adversely impacted. In addition, against this backdrop, it may be difficult to earn the confidence of prospective investors or strategic partners, threatening our ability to obtain much needed financing and hindering our exploration of strategic alternatives.
Turnover of our board and senior management, and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan.
As we continue our exploration of strategic alternatives, and potentially pursue transactions involving new business lines or industries, we may experience additional turnover in our board and senior management. Departures of members of our senior management team and board members have created, and will create if they continue, significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. If key members of our senior management team depart, it will be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. In addition, there are significant uncertainties as to how our transitional state of operations, financial condition and related matters will impact our ability to attract the necessary personnel and manage these succession risks. Our urgent need to raise capital and engage with potential partners in strategic transactions magnify these risks. If we are unable to adequately address these concerns in the near term, and earn the confidence of potential investors and/or business partners, our prospects and financial condition would be adversely impacted.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern.
Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at September 30, 2023, our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us in the very near term to fund our operations and exploration of strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, the Company has received numerous deficiency notes with respect to various Nasdaq listing requirements in the past year. These related to, or may in the future relate to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, the Company received a delinquency notification that the closing bid price of the Company’s stock traded below $1.00 for the previous 30 consecutive business days. The Company’s stock price has remained below $1.00 since receipt of the notification, which must be cured by September 9, 2024, per the March 12, 2024 extension letter received from Nasdaq.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of September 30, 2023. The Company believes it is in compliance with this requirement based on its September 30, 2023 balance sheet, but there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition. The Company has received numerous deficiency notifications with respect to these requirements in the past year. Although the Company believes it is currently in compliance, there can be no assurance it will remain in compliance.
•On November 22, 2023, the Company received a delinquency notification as it had not filed its third quarter Form 10-Q at the deadline. We expect this delinquency will be cured by this filing.
•Compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified the Company that it did not comply with listing requirements by not holding an annual meeting in 2023. The Company received an extension letter on March 12, 2024 from Nasdaq noting it must hold its annual meeting by June 28, 2024
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023.
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
Between our inception in June 2011 and the Company’s decision to engage in a broader exploration of strategic alternatives, we devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of September 30, 2023, we have generated an accumulated deficit of $206.9 million. For the nine months ended September 30, 2023 and 2022, our net loss was $15.4 million and $21.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
We are pursuing asset out-licenses, asset sales and similar strategic transactions with respect to our historical assets. There can be no assurance that we will be successful in executing such a strategic transaction and at this point we do not expect these efforts to generate significant value for our stockholders.
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
During the evaluation and testing process, we identified material weaknesses as described under Part I, Item 4 of this Form 10-Q. If we fail to remediate that material weakness, or if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in additional material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we continue to carefully monitor any impact to our internal controls and procedures.
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

Management identified material weaknesses in the Company’s internal control over financial reporting and restated its first quarter and second quarter unaudited interim condensed consolidated via Form 10-Q/A’s. As a result of the restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.
Risks Related to Ownership of Our Common Stock
The influence of our significant stockholders could make our Common Stock less attractive to some investors or otherwise harm the trading price of our Common Stock.
CBI USA and DGP collectively own approximately 45% of outstanding Common Stock and exercise significant influence over us. We previously had been a “controlled company” under the corporate governance rules for Nasdaq-listed companies and still do not have a majority independent board based on the phase-in requirements for companies after they lose “controlled company” status. Members of our board and management are directly affiliated with CBI and DGP. Investors may be hesitant to invest in the Company given the influence of CBI and DGP. In addition, should the interest or interests of our controlling stockholders differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.
Additionally, it is possible we could pursue strategic or financing transactions with our controlling stockholders or their affiliates. The interests of the controlling stockholders and other stockholders would diverge in this case, and the lack of an independent board to evaluate such a transaction could adversely impact other stockholders. These conflicts of interest (or the perception that they could occur) might adversely affect our business and prospects for obtaining financing or completing a strategic transaction.
For so long as CBI USA and DGP own a significant stake, they (and/or their transferees) will have substantial control over the elections of our directors and to approve any other corporate action requiring the affirmative vote of holders of a majority of the outstanding shares of our Common Stock. This could deter investment in the Company and adversely impact our stock price and ability to obtain financing. These impacts may be more pronounced in the near term as investors assess the direction of the Company under the control of CBI USA and DGP and the actions of the new board and management. DGP’s recently announced agreement to sell its shares to a third party could also deter investment as it creates uncertainty as to the transferee’s intentions with respect to the Company. If DGP’s sale is completed, the third party transferee would become the Company’s largest stockholder.
Potential partners considering engaging in a strategic transaction with the Company could have similar concerns. Given our urgent need for additional funding and/or to complete a strategic transaction, it is imperative that our controlling stockholders and our board and management earn the confidence of investors and potential partners in the near term and there is no assurance this will occur.
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
In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors, such as those related to the COVID-19 pandemic, Russia’s invasion of Ukraine, and the Israel/Hamas war and retaliatory actions taken by the United States, NATO and others, may seriously harm the market price of our common stock, regardless of our operating performance.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.	8-K	3.1	06/29/22	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

10.1	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Paul Kang	8-K	10.1	08/23/23	001-39011

10.2	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Jiyoung Hwang	8-K	10.2	08/23/23	001-39011

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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