Form 10-Q/A
period 2023-03-31
EXICURE, INC.
filed 2024-06-06
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q/A
Amendment No. 2
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

EXPLANATORY NOTE
Explanatory Note to this Amendment No. 2
Exicure, Inc. (the “Company,” “Exicure,” “we,” “us” and “our”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2023 initially filed on July 14, 2023 (the “Original Report”), as previously amended by Amendment No. 1 filed on May 16, 2024 (“Amendment No. 1” and as further amended by this Amendment No. 2, the “Form 10-Q/A”).
The sole purpose of this Amendment No. 2 is to include certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1. In Amendment No. 1, the Company inadvertently refiled certifications to the Original Report from its former principal executive and financial officer and omitted currently dated certifications from its current officers.
This Amendment No. 2 sets forth our Original Report, as amended, in its entirety. Except as described above and this Explanatory Note, no other changes have been made to Amendment No. 1. Items included in the Original Report that are not amended by this Amendment No. 2 and were not amended by Amendment No. 1 remain unchanged and are as of July 14, 2023. Items amended by Amendment No. 1 as described below remain unchanged and are as of May 16, 2024. This Amendment No. 2 does not reflect events occurring after the date of the Original Report or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Report or Amendment No. 1. Therefore, this Amendment No. 2 should be read together with the Company’s other filings with the SEC that were made after the date of the Original Report and Amendment No. 1.
Explanatory Note to Amendment No. 1
Amendment No. 1 was filed by the Company to amend and restate its unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023 included in the Original Report. Amendment No. 1 also amended certain other Items in the Original Report, as listed in “Items Amended in Amendment No. 1” below.
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
Internal Control Considerations
As a result of the restatement of the Company’s financial statements and the filing of Amendment No. 1, management has determined that a material weakness existed in the Company’s internal control over financial reporting. The identified material weakness and the Company’s remediation plan are further described in Part I, Item 4 within this Form 10-Q/A. In addition, as a result of the restatement of the Company’s financial statements and the material weakness described above, management has reconsidered its assessment and now concludes that we did not maintain effective disclosure controls and procedures for the quarter ended March 31, 2023.
Items Amended in Amendment No. 1
Except as described below, there were no changes to any other parts of the Original Report in Amendment No. 1. The following items were amended in Amendment No. 1, solely as a result of and to reflect the restatement:
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
Date: June 6, 2024

EXICURE, INC.

By:	/s/ Paul Kang
Paul Kang
Chief Executive Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer