Form 10-Q/A
period 2023-06-30
EXICURE, INC.
filed 2024-06-06
CIK 1698530

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

EXPLANATORY NOTE
Explanatory Note to this Amendment No. 2
Exicure, Inc. (the “Company,” “Exicure,” “we,” “us” and “our”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 initially filed on August 11, 2023 (the “Original Report”), as previously amended by Amendment No. 1 filed on May 16, 2024 (“Amendment No. 1” and as further amended by this Amendment No. 2, the “Form 10-Q/A”).
The sole purpose of this Amendment No. 2 is to amend Part II, Item 6. Exhibits to include certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1. In Amendment No. 1, the Company inadvertently refiled certifications to the Original Report from its former principal executive and financial officer and omitted currently dated certifications from its current officers.
This Amendment No. 2 sets forth our Original Report, as amended, in its entirety. Except as described above and this Explanatory Note, no other changes have been made to Amendment No. 1. Items included in the Original Report that are not amended by this Amendment No. 2 and were not amended by Amendment No. 1 remain unchanged and are as of August 11, 2023. Items amended by Amendment No. 1 as described below remain unchanged and are as of May 16, 2024. This Amendment No. 2 does not reflect events occurring after the date of the Original Report or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Report or Amendment No. 1. Therefore, this Amendment No. 2 should be read together with the Company’s other filings with the SEC that were made after the date of the Original Report and Amendment No. 1.
Explanatory Note to Amendment No. 1
Amendment No. 1 was filed by the Company to amend and restate its unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023 included in the Original Report. Amendment No. 1 also amended certain other Items in the Original Report, as listed in “Items Amended in Amendment No. 1” below.
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