Form 10-K
period 2023-12-31
EXICURE, INC.
filed 2024-06-06
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
None
______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $5.8 million, based on a closing price of $1.31 per share of the registrant's common stock as reported on The Nasdaq Capital Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of May 31, 2024, the registrant had 8,651,148 shares of common stock outstanding.

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
•our ability to successfully appeal the delisting determination made by the Nasdaq staff and correct deficiencies and to remain listed on The Nasdaq Capital Market (“Nasdaq”), including the ability to maintain minimum stockholders’ equity and stock price, and comply with applicable governance requirements, for continued listing on Nasdaq;
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
•potential turnover of senior management in the near term, and any inability to attract and retain qualified management and other key personnel, could create significant continuity risk and could impair our ability to raise capital and execute on our exploration of strategic alternatives;

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

TRADEMARKS
All trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

PART I
Unless otherwise stated or the context otherwise indicates, references to “Exicure,” the “Company,” “we,” “our,” “us,” or similar terms refer to Exicure, Inc. and our wholly-owned subsidiary, Exicure Operating Company. Exicure Operating Company, which we refer to as “Exicure OpCo,” holds all material assets and conducts all business activities and operations of the Company.
Item 1. Business.
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing, with respect to the Company’s historical assets, we do not expect they will generate significant value for stockholders. Therefore, we are engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. We are exploring transactions in industries unrelated to our historical operations.
Because we currently have no source of revenue or committed financing, we will require substantial additional funding in the very near term in order to satisfy existing obligations, continue operations and our exploration of strategic alternatives and consummate any transactions that we may identify.
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

Current Focus
The Company currently expects to focus its efforts on the following:
•explore growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. The board of directors will consider any promising transactions that it believes can create value for stockholders, including in industries unrelated to our historical operations. The Company expects these efforts may be focused in Asia where its significant investors and board members have relationships and business connections, although domestic transactions will also being considered. Transactions that may be explored could include reverse mergers or share exchanges, as well as acquisitions of other businesses or investments. There can be no assurance that any agreement, arrangement or understanding with respect to such a transaction will be reached, or the potential structure or financial and other terms of any agreement, arrangement or understanding that may be reached.
•seek additional financing for the Company as needed to support these activities. Without a current source of revenue or committed financing, it is necessary to obtain substantial additional financing in the very near term in order to satisfy existing obligations, operate and pursue these activities. There can be no assurance that such financing, or financing in sufficient amounts or on acceptable terms, will be received.
•continue our efforts to seek to maximize stockholder value that can be derived from historical biotechnology assets. In February 2024, the Company exclusively licensed its relevant patents in the field of hepatitis to a third party for the development of our prior drug candidate cavrotolimod. In return, the Company received a small, one-time payment and is entitled to a modest royalty on future sales of the licensed technology. We are continuing to explore additional licenses or sales of our intellectual property. While these transactions may provide short-term liquidity relief in the form of upfront payments and/or the possibility to receive royalties in the future, we do not expect they will provide material benefits to the Company or our stockholders, either in the short or long term. The Company expects to evaluate on an ongoing basis whether the resources dedicated to these activities are sustainable and commensurate with the potential value that can be derived from them.
Our Intellectual Property
In our historical business, we built an intellectual property portfolio relating to our prior therapeutic candidates and our SNA technology platform. We have a patent portfolio that includes pending patent applications and issued patents in the United States and in foreign countries. In the past, our portfolio included patents licensed from Northwestern University under two separate license agreements related to SNA technology, as well as owned patents. Our licenses from Northwestern University were terminated in 2023, but we continue to own numerous issued patents and pending patent applications.
As described above, we are exploring ways to generate value from our historical intellectual property. We have entered into one license agreement as described above and expect to continue to explore others. However, we do not expect these efforts to generate significant value for stockholders and expect to evaluate on an ongoing basis whether the resources dedicated to these efforts are appropriate. As part of these efforts, we may abandon or let lapse some of our patents and applications, unless any completed license agreements require us to continue to maintain such patents and applications (as is the case with the license agreement completed in February 2024).
Manufacturing and Supply
We do not currently own or operate manufacturing facilities. Following our restructuring in September 2022 (discussed above), we currently do not have any manufacturing or supply needs.
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
Employees
As of December 31, 2023, we had 6 full time employees which were engaged in finance, human resources, and general management activities after the wind down of our research and development programs. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
We may not be able to redeem the investment in convertible notes receivable.

In March 2024, the Company notified the issuer of the investment in convertible notes receivable that it was exercising its redemption right with respect to the entire principal amount of the investment in convertible notes receivable after the first anniversary of their issue dates (May 3 and May 16, 2024, respectively) for an aggregate redemption price of $2.090 million (representing the principal amount plus 4.5% per annum yield to the redemption date).
The investment in convertible notes receivable indicate that the Company may request redemption on the first anniversary of the issue date. However, the investment in convertible notes receivable contain schedules for dates of redemption notices and redemption prices that do not contemplate a first redemption date until three months after the first anniversary of the issue dates. Although the Company believes this was a clear error and is inconsistent with the plain language that the investment in convertible notes receivable are redeemable on the first anniversary of their issue dates, the issuer has taken the position that the investment in convertible notes receivable are not redeemable until August 3, 2024 and August 16, 2024.
The Company expects to continue to seek to redeem the investment in convertible notes receivable as soon as practicable. However, there can be no assurance that the Company will be able to do so, in the near term or at all. If we are unable to redeem the investment in convertible notes receivable, or otherwise recognize value from them, it will adversely impact our financial condition and prospects.
Our controlling stockholders, executive officers and members of our board, have limited experience controlling or governing a public company operating in the United States status.

Our controlling stockholders have not previously controlled a U.S. public company. In addition, , and no members of the board or our chief executive officer or chief financial officer have experience serving as directors or management of a U.S. publicly traded company. This could make it difficult to ensure that the Company complies with all applicable laws and stock exchange requirements, maintains adequate internal and disclosure controls and appropriately assesses and manages risk. This concern is exacerbated by the limited resources the Company has following recent reductions in force, and if there are further reductions in force or members of management leave the Company, it may be very difficult to manage this risk. The transitional state of the Company and ongoing exploration of strategic alternatives also exacerbates the challenging environment in this respect. If the board of directors does not successfully or efficiently manage their roles and responsibilities, including the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of investors, our prospects may be adversely impacted. In addition, against this backdrop, it may be difficult to earn the confidence of prospective investors or strategic partners, threatening our ability to obtain much needed financing and hindering our exploration of strategic alternatives.
Turnover of our board and senior management, and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan.

As we continue our exploration of strategic alternatives, and potentially pursue transactions involving new business lines or industries, we may experience additional turnover in our board and senior management. Departures of our senior management team and board members have created, and will create if they continue, significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. If key members of our senior management team depart, it will be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. In addition, there are significant uncertainties as to how our controlled status, transitional state of operations, financial condition and related matters will impact our ability to attract the necessary personnel and manage these succession risks. Depending on the circumstances of any management departures, it is also possible that we will be required to pay significant severance, adversely impacting our financial condition. Our urgent need to raise capital and engage with potential partners in strategic transactions magnify these risks. If we are unable to adequately address these concerns in the near term, and earn the confidence of potential investors and/or business partners, our prospects and financial condition would be adversely impacted.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at December 31, 2023, our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us in the very near term to fund our operations and exploration of strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
We currently do not comply with the Nasdaq continued listing requirements and have received a delisting determination notice from the Nasdaq staff. Our common stock may be delisted from Nasdaq which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year and recently received a delisting determination from the Nasdaq staff. These related to:
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
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of December 31, 2023. The Company believes it is in compliance with this requirement based on its December 31, 2023 balance sheet, but does not expect to be in compliance as of March 31, 2024.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition. The Company has received numerous deficiency notifications with respect to these requirements in the past year. Although the Company is currently in compliance, there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified the Company that it did not comply with listing requirements by not holding an annual meeting in 2023. The Company received an extension letter on March 12, 2024 from Nasdaq noting it must hold its annual meeting by June 28, 2024.
•On November 22, 2023, the Company received a delinquency notification as it had not filed its third quarter Form 10-Q at the deadline, which was cured by filing of such Form 10-Q on May 16, 2024.
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq at May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023, which had yet to be filed at the time.

•Although the Company filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, the Company received a delisting determination from the Nasdaq staff as a result of not filing its Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file its Form 10-Q for the period ended March 31, 2024. The staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s hearings panel. A hearing has been scheduled for July 9, 2024. In connection with its request for an appeal, the Company also requested an extended stay on the suspension of trading in the Company’s common stock through the decision of the hearings panel. If the extended stay is not granted, the automatic stay would only be in place for 15 calendar days from the May 28 appeal request.
We may not be successful in our appeal or be able to regain compliance with Nasdaq’s listing requirements and our failure to do so may resulted in the delisting of our Common Stock by Nasdaq’s. Even if the Company is successful in our appeal and regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted in the future.
If Nasdaq suspends or delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
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
Suspension or delisting from Nasdaq could also result in other negative consequences, including the potential loss of institutional investor interest and make obtaining new financing much more challenging. In addition, fewer strategic opportunities may be available, particularly from counterparties that are interested in combining with a listed company.
We have a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
Since our inception in June 2011, we have devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of December 31, 2023, we have generated an accumulated deficit of $208.4 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion,. For the years ended December 31, 2023 and 2022, our net loss was $16.9 million and $2.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
During the evaluation and testing process, we identified material weaknesses as described under Part II, Item 9 of this Form 10-K. If we fail to remediate that material weakness, or if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we continue to carefully monitor any impact to our internal controls and procedures.
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
Management identified material weaknesses in the Company’s internal control over financial reporting and restated its first quarter and second quarter unaudited interim condensed consolidated via Forms 10-Q/A. As a result of the restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.
Risks Related to Intellectual Property
We, or any current or future strategic partners or licensors, may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our therapeutic candidates, or put our patents and other proprietary rights at risk.
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
Risks Related to Government Regulation
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
•investors may react negatively to our controlled status and the influence of our controlling stockholder or our reconstituted board and/or our uncertain business strategy;
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

•our ability to avoid suspension and/or delisting of our common stock by Nasdaq.
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
We cannot be certain if the reduced reporting requirements applicable to us will make our common stock less attractive to investors.
We were an “emerging growth company” as defined in the JOBS Act until December 31,2023. As such, we took advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we were only required to provide two years of audited financial statements. Even though we no longer qualify as an emerging growth company, we still qualify as a “smaller reporting company” and a “non-accelerated filer” which allows us to continue to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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
We have incurred substantial losses during our history and do not expect to be profitable in the near future, if ever. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is be limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. We completed a review of our changes in ownership through December 31, 2022 and determined that we experienced an “ownership change” within the meaning of Section 382(g) during the fourth quarter of 2022. This ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change.
We determined that at the date of the 2022 ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis at the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards or certain other deductions.
As of December 31, 2023, we determined that we ceased operations of our historical business enterprise which subjects us to a zero limitation as defined under IRC Section 382(c). Therefore, we are restricted in our ability to use any of the historical net operating losses that occurred before the most recent ownership change in the 4th quarter of 2022.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Our management recognize the importance of maintaining the security and resiliency of our cybersecurity environment to deliver on the expectations of our employees and investors. Overall, the purpose of our information security program is to protect the confidentiality, integrity and availability of our systems and data, along with the safe operation of our systems. Our current processes are limited and reflect the transitional state of our business and lack of resources. If and when our business evolves and we obtain additional resources, we would expect to adapt our processes accordingly.
Technical safeguards
We deploy technical safeguards that are designed to protect our systems from cybersecurity threats, including firewalls, anti-malware software, and authentication and authorization controls.
Third parties
We do not currently engage third parties with respect to our cybersecurity risk management processes due to our limited resources and operations.
Governance of Cybersecurity Risks
Pursuant to its charter, the Audit Committee of the Board has the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The Company’s Chief Executive Officer, President, and Chief Financial Officer are responsible for assessing and managing cybersecurity risks. Given our currently limited resources, we do not have dedicated personnel with specific cybersecurity expertise. When appropriate, the Company’s management will report on cybersecurity issues and presents information to our Audit Committee and/or our full Board on cybersecurity matters.
Material Impact of Cybersecurity Risks
We have not experienced a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition.
Item 2. Properties.
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 30,000 square feet of space (the “Chicago Lease”). The Chicago Lease commenced on July 1, 2020, and expires on July 1, 2030. During 2023, we subleased approximately 57% of the space through the expiration date.
We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional or alternative space we may require will be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The parties filed a joint status report noting the mediation efforts taken by the parties. The report also proposes a litigation schedule going forward, which the Court adopted: plaintiff's third amended complaint is due on or before June 28, 2024, and any motion to dismiss is due on or before August 27, 2024, with response due on or before October 8, 2024 and any reply due on or before November 5, 2024. Accordingly, the status hearing set for May 22, 2024is reset to July 23, 2024.
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
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company in August. The parties will proceed with paper discovery and an in-person settlement conference is scheduled for June 26, 2024.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases.
Market Information
Our common stock was approved for listing on the Nasdaq Capital Market under the symbol “XCUR” and began trading on July 31, 2019. As disclosed elsewhere in this Report, we are currently in the process of appealing a delisting determination by the Nasdaq staff and there can be no assurance our common stock will remain trading and listed on Nasdaq.
On May 31, 2024, the last reported sale price of our common stock on Nasdaq was $0.44 per share.
Holders of Record
As of May 31, 2024, we had 8,651,148 shares of common stock outstanding held by 65 stockholders of record, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing, with respect to our historical assets, we do not expect they will generate significant value for stockholders. For example, in February 2024, we announced a licensing deal for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. Therefore, we are engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. We are exploring transactions in industries unrelated to our historical operations.
Because we currently have no source of revenue or committed financing, we will require substantial additional funding in the very near term in order to satisfy our existing obligations, continue to operate and continue our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. On February 24, 2023, we raised gross proceeds of $5.4 million on the closing of the Private Placement (as defined below) (or net proceeds of approximately $4.6 million after transaction expenses). However, we have used these net proceeds for our 2023 operation expenses (i.e. severance payments, warrant put payments, investment in convertible notes receivable, and general working capital purposes as we pursue strategic alternatives).
As of December 31, 2023, our cash and cash equivalents cash were $0.8 million. We had approximately $1.6 million in accounts payable as of December 31, 2023, as we deferred payments due to our deteriorating financial condition late in 2023. Subsequent to December 31, 2023, our cash and cash equivalents have decreased to approximately $0.2 million as of May 31, 2024. Although we are attempting to redeem the $2.0 million aggregate principal amount of our convertible notes receivable, there can be no assurance that we will be able to do so, in the near term or at all. See “Risk Factors – We may not be able to redeem the investment in convertible notes receivable.”
Our current liquidity is not sufficient to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed in the very near term to fund our existing obligation, operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company could seek bankruptcy protection and/or cease operations in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
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
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of September 30, 2023. The Company believes it is in compliance with this requirement based on its December 31, 2023 balance sheet, but we do not expect to be in compliance as of March 31, 2024.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition . The Company has received numerous deficiency notifications with respect to these requirements in the past year. Although the Company is currently in compliance, there can be no assurance it will remain in compliance.

•Compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified the Company that it did not comply with listing requirements by not holding an annual meeting in 2023. The Company received an extension letter on March 12, 2024 from Nasdaq noting it must hold its annual meeting by June 28, 2024.
•On November 22, 2023, the Company received a delinquency notification as it had not filed its third quarter Form 10-Q at the deadline, which was cured by filing of such Form 10-Q on May 16, 2024.
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq at May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023, which had yet to be filed at the time.
•Although the Company filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, the Company received a delisting determination from the Nasdaq staff as a result of not filing its Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file its Form 10-Q for the period ended March 31, 2024. The staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s hearings panel. A hearing has been scheduled for July 9, 2024. In connection with its request for an appeal, the Company also requested an extended stay on the suspension of trading in the Company’s common stock through the decision of the hearings panel. If the extended stay is not granted, the automatic stay would only be in place for 15 calendar days from the May 28 appeal request.
Even if the Company regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.
Basis of Presentation
The audited financial statements of Exicure, Inc. for the fiscal years ended December 31, 2023 and 2022, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.
Segment Reporting
We view our operations and manage our business as one segment.
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
Recent adopted accounting pronouncements
Refer to Note 2, Significant Accounting Policies, of the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements ASU 2016-13 adopted during the first quarter of 2023. There has been no impact on the financial statements from the adoption of this ASU.
Recent accounting pronouncements not yet adopted
There are no recent accounting pronouncements that the Company has not yet adopted.
Components of Statements of Operations
Revenue
For the year ended December 31, 2022, the Company’s revenue was generated from its collaborations with Ipsen and AbbVie, which were terminated in the fourth quarter of 2022. Following the termination of the AbbVie and Ipsen agreements, as discussed above, we have no current source of revenue. We have never generated any commercial product revenue and do not expect to generate any product revenue.
Research and development expense
Research and development expense consisted of costs associated with our research activities, including basic research on our SNA platform, discovery and development of novel SNAs as prospective therapeutic candidates, preclinical and clinical development activities for SNAs we have nominated for clinical development as well as maintaining and protecting our intellectual property. Our research and development expenses in the periods presented include:
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
We expensed research and development costs as they were incurred. A significant portion of our research and development costs were not tracked by project as they benefit multiple projects or our technology.

As previously announced, we halted all research and development activities in 2022 and no longer incurred research and development expenses after the first quarter of 2023.
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
Loss from sale of property and equipment
The Company sold the majority of its scientific equipment through a third party auctioneer and incurred a loss on the sale of these assets in the third quarter.
Changes in fair value of investment in convertible notes receivable
Changes in fair value became known and the Company impaired the entire $2 million amount of these convertible notes receivable.
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

Results of Operations
Comparison of the Year Ended December 31, 2023 and 2022
The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(dollars in thousands)	2023	2022	Change
Revenue:
Collaboration revenue	$—	$28,826	$(28,826)	(100)%
Total revenue	—	28,826	(28,826)	(100)%
Operating expenses:
Research and development expense	1,423	19,767	(18,344)	(93)%
General and administrative expense	12,653	10,890	1,763	16%
Loss from sale of property and equipment	920	—	920	100%
Total operating expenses	14,996	30,657	(15,661)	(51)%
Operating loss	(14,996)	(1,831)	(13,165)	719%
Other (expense) income, net:
Changes in fair value of investment in convertible notes receivable	(2,000)	—	(2,000)	100%
Dividend income	52	78	(26)	(33)%
Interest income	32	15	17	113%
Interest expense	—	(595)	595	(100)%
Other expense, net	(2)	(40)	38	(95)%
Total other expense, net	(1,918)	(542)	(1,376)	254%
Net loss before provision for income taxes	(16,914)	(2,373)	(14,541)	613%
Provision for income taxes	—	209	(209)	n/m
Net loss	$(16,914)	$(2,582)	$(14,332)	555%
Revenue
The following table summarizes our revenue earned during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022		Change
Collaboration revenue:
AbbVie Collaboration Agreement	$—	$11,135		$(11,135)	(100)%
Ipsen Collaboration Agreement	—	17,691		(17,691)	(100)%
Total collaboration revenue	$—	$28,826	28826000	$(28,826)	(100)%
Total revenue	$—	$28,826		$(28,826)	(100)%
Collaboration revenue was $0.0 million during the year ended December 31, 2023, reflecting an decrease of $28.8 million, or 100%, from collaboration revenue of $28.8 million for the year ended December 31, 2022. The decrease in collaboration revenue of $28.8 million is due to the recognition of the remaining deferred revenue related to the AbbVie Collaboration Agreement of $11.1 million and the Ipsen Collaboration Agreement of $17.7 million in connection with the terminations of those collaboration agreements in December 2022. This revenue resulted from an accounting adjustment, did not reflect any new cash proceeds to the Company and will not recur. Following these terminations, we currently have no source of revenues.

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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022	Change
Employee-related expense	$511	$6,661	$(6,150)	(92)%
Platform and discovery-related expense	93	6,177	(6,084)	(98)%
Facilities, depreciation, and other expenses	755	4,119	(3,364)	(82)%
Clinical development programs expense	64	2,810	(2,746)	(98)%
Total research and development expense	$1,423	$19,767	$(18,344)	(93)%

Full time employees	—	5	(5)
Research and development expense was $1.4 million for the year ended December 31, 2023, reflecting a decrease of $18.3 million, or 93%, from research and development expense of $19.8 million for the year ended December 31, 2022. The decrease in research and development expense for the year ended December 31, 2023 of $18.3 million reflects the suspension of clinical, preclinical and discovery program activities and the reduction in headcount resulting from the restructuring activities that were announced in December 2021 and September 2022. We continued to incur certain expenses that were classified as research and development expenses in the first quarter of 2023. Thereafter, we determined it was no longer appropriate to record any research and development expenses, as the Company began exploring strategic alternatives in April 2023.
General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2023	2022	Change
General and administrative expense	$12,653	$10,890	$1,763	16%
Full time employees	6	8	(2)
General and administrative expense was $12.7 million for the year ended December 31, 2023, representing an increase of $1.8 million, or 16%, from $10.9 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023 was mostly due to $1.5 million of certain expenses that previously had been recorded as research and development expenses, such as office facilities, legal, and payroll related costs, that no longer met the criteria to be classified as research and development expenses due to the shift in our historical business operations discontinuing all research and development activities as discussed above. The increase was also due to higher costs from the separation pay of former executives and related stock based compensation expense, and increased franchise taxes; partially offset by lower professional fees as a result of reduced operations.
Loss from sale of property and equipment
In the third quarter, the Company sold the majority of its scientific equipment through a third party auctioneer and incurred a loss on the sale of these assets as a result.

Changes in fair value of investment in convertible notes receivable
Changes in fair value became known and the Company impaired the entire $2 million amount of these convertible notes receivable. As a result, the convertible notes receivable are recognized at a fair value of $0 as of December 31, 2023.
Interest expense
The decrease in interest expense of $0.6 million for the year ended December 31, 2023 is in connection with the repayment in full of all outstanding indebtedness and other obligations under the MidCap Credit Agreement (as defined below) on March 15, 2022.
Provision for income taxes
The effective tax rate for the year ended December 31, 2023 of 0% because the Company generated tax losses and provided a full valuation allowance against its deferred tax assets as the balance is not likely to be realized. The effective tax rate for the year ended December 31, 2022 of (8.8)% was attributable to the fact the Company was subject to the IRC Section 174 regulations requiring companies to capitalize certain research and experimental expenditures and IRC Section 382 loss limitation rules on our ability to utilize net operating losses to offset the capitalization requirement, with the most recent ownership change being in the fourth quarter of 2022. This resulted in current income tax expense in 2022.
As of December 31, 2023, the Company has “discontinued the original business” of Exicure within the meaning of Section 382(c). This change has and will continue to subject our net operating loss carryforwards as of the fourth quarter of 2022 to an annual zero limitation, which will fully restrict our ability to use loss carryforwards and deductions from built in loss assets generated before the ownership change date to offset our taxable income in periods following the ownership change.
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
As of December 31, 2023, our cash and cash equivalents cash were $0.8 million. We had approximately $1.6 million in accounts payable as of December 31, 2023, as we deferred payments due to our deteriorating financial condition late in 2023. Subsequent to December 31, 2023, our cash and cash equivalents have decreased to approximately $0.2 million as of May 31, 2024. Although we are attempting to redeem the $2.0 million aggregate principal amount of our convertible notes receivable, there can be no assurance that we will be able to do so, in the near term or at all. See “Risk Factors – We may not be able to redeem the investment in convertible notes receivable.”
We incurred net losses of approximately $16.9 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we have generated an accumulated deficit of $208.4 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion, since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Our current liquidity is not sufficient to continue to fund existing obligations and operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed in the very near term to fund our existing obligations and operations and there is no certainty we will obtain such financing. If we are unable to raise capital, we will be unable to continue operations. We may need to seek bankruptcy protection and/or cease operations in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
See “Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(10,357)	$(35,658)
Net cash (used in) provided by investing activities	(1,078)	4,696
Net cash provided by (used in) financing activities	3,674	(3,105)
Net (decrease) in cash, cash equivalents, and restricted cash	$(7,761)	$(34,067)
Operating activities
Net cash used in operating activities was $10.4 million and $35.7 million for the years ended December 31, 2023 and 2022, respectively. The decrease in cash used in operating activities for the year ended December 31, 2023 of $25.3 million was due to the suspension of R&D activities and lower headcount from the September 2022 and December 2021 restructurings.
Investing activities
Net cash used in investing activities was $1.1 million and provided by investing activities was $4.7 million for the years ended December 31, 2023 and 2022, respectively. The decrease in cash provided by investing activities of $5.8 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash provided by financing activities of $3.7 million for year ended December 31, 2023 is primarily due to the Private Placement closed in February 2023. Net cash used in financing activities of $3.1 million for the year ended December 31, 2022 is primarily due to the repayment in full of all outstanding indebtedness and other obligations under the Credit and Security Agreement, dated as of September 25, 2020, as amended on October 21, 2020, July 30, 2021, September 30, 2021, and December 10, 2021, with MidCap Financial Trust, as agent, and the lenders party thereto from time to time, or the MidCap Credit Agreement, partially offset by net proceeds of approximately $4.9 million received in connection with the May 2022 private placement transaction.
Funding Requirements
We will need to obtain substantial additional funding in the very near term to satisfy existing obligations and continue operations. If we are unable to raise capital at all or on acceptable terms, we would be unable to continue operations.
Our existing cash and cash equivalents are not sufficient to enable us to fund our existing obligations and ongoing operating expenses. Our future capital requirements are difficult to forecast and will depend on many factors, including:
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
Contractual Obligations and Commitments
Chicago Lease
Refer to Note 7 - Leases to the Notes to our Consolidated Financial Statements included herein.
Item 7A. RESERVED

Item 8. Financial Statements and Supplementary Data.

EXICURE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Exicure, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant expenses and negative cash flows since inception and its current liquidity is not sufficient to fund operations over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2023.

New York, New York
June 6, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Exicure, Inc. and subsidiary (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We served as the Company’s auditor from 2014 to 2023.
Chicago, Illinois
March 27, 2023

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$816	$8,577
Other receivable	15	—
Prepaid expenses and other current assets	1,193	1,474
Total current assets	2,024	10,051
Property and equipment, net	54	2,530
Right-of-use asset	6,517	7,257
Other noncurrent assets	2,985	3,490
Total assets	$11,580	$23,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,631	$361
Accrued expenses and other current liabilities	879	1,278
Total current liabilities	2,510	1,639
Lease liability, noncurrent	6,039	6,767
Total liabilities	$8,549	$8,406

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,650,753 issued and outstanding, December 31, 2023; 4,965,901 issued and outstanding, December 31, 2022	1	—
Additional paid-in capital	192,593	187,571
Accumulated other comprehensive loss	—	—
Accumulated deficit	(189,563)	(172,649)
Total stockholders' equity	3,031	14,922
Total liabilities and stockholders’ equity	$11,580	$23,328
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue:
Collaboration revenue	$—	$28,826
Total revenue	—	28,826
Operating expenses:
Research and development expense	1,423	19,767
General and administrative expense	12,653	10,890
Loss from sale of property and equipment	920	—
Total operating expenses	14,996	30,657
Operating loss	(14,996)	(1,831)
Other (expense) income, net:
Changes in fair value of investment in convertible notes receivable	(2,000)	—
Dividend income	52	78
Interest income	32	15
Interest expense	—	(595)
Other expense, net	(2)	(40)
Total other expense, net	(1,918)	(542)
Net loss before provision for income taxes	(16,914)	(2,373)
Provision for income taxes	—	209
Net loss	$(16,914)	$(2,582)

Basic and diluted loss per common share	$(2.11)	$(0.56)
Weighted-average basic and diluted common shares outstanding	8,013,840	4,619,471
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Net loss	$(16,914)	$(2,582)
Other comprehensive (loss) income, net of taxes
Unrealized gains on available for sale securities, net of tax	—	2
Other comprehensive income	—	2
Comprehensive loss	$(16,914)	$(2,580)
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2022	3,626,073	$—	$181,301	$(170,067)	$(2)	$11,232
Exercise of options	124	—	—	—	—	—
Equity-based compensation	—	—	1,369	—	—	1,369
Vesting of restricted stock units and related repurchases	3,818	—	(4)	—	—	(4)
Issuance of common stock-ESPP	1,851	—	5	—	—	5
Issuance of common stock and warrants, net	1,334,035	—	4,900	—	—	4,900
Other comprehensive loss, net	—	—	—	—	2	2
Net loss	—	—	—	(2,582)	—	(2,582)
Balance at December 31, 2022	4,965,901	$—	$187,571	$(172,649)	$—	$14,922
Reclassification of common stock warrants to liability	—	—	(800)	—	—	(800)
Equity-based compensation	—	—	1,348	—	—	1,348
Vesting of restricted stock units and related repurchases	284,852	1	(123)	—	—	(122)
Issuance of common stock and warrants, net	3,400,000	—	4,597	—	—	4,597
Net loss	—	—	—	(16,914)	—	(16,914)
Balance at December 31, 2023	8,650,753	$1	$192,593	$(189,563)	$—	$3,031

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,914)	$(2,582)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	634	1,163
Amortization of right-of-use asset	741	693
Equity-based compensation	1,348	1,369
Amortization of long-term debt issuance costs and fees	—	477
Amortization of investments	—	(2)
Changes in fair value of investment in convertible notes receivable	2,000	—
Loss from sale of property and equipment	920	—
Other	—	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	733	3,051
Other noncurrent assets	38	(2,165)
Accounts payable	1,270	(3,052)
Accrued expenses	(399)	(5,186)
Deferred revenue	—	(28,826)
Other liabilities	(728)	(637)
Net cash used in operating activities	(10,357)	(35,658)
Cash flows from investing activities:
Purchase of available-for-sale securities	(2,000)	(1,499)
Proceeds from sale or maturity of available-for-sale securities	—	6,000
Capital expenditures	—	(10)
Proceeds from sale of property and equipment	922	205
Net cash (used in) provided by investing activities	(1,078)	4,696
Cash flows from financing activities:
Proceeds from common stock offering	5,440	5,040
Payment of common stock financing costs	(843)	(154)
Payment of long-term debt fees and issuance costs	—	(506)
Repayment of long-term debt	—	(7,500)
Proceeds from issuance of employee stock purchase plan	—	5
Proceeds from exercise of common stock warrants	—	14
Payment of exercise of common stock warrants	(800)	—
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(123)	(4)
Net cash provided by (used in) financing activities	3,674	(3,105)
Net (decrease) in cash, cash equivalents, and restricted cash	(7,761)	(34,067)
Cash, cash equivalents, and restricted cash - beginning of year	9,777	43,844
Cash, cash equivalents, and restricted cash - end of year	$2,016	$9,777

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$816	$8,577
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$2,016	$9,777
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. While the foregoing efforts are continuing, with respect to the Company’s historical assets, the Company does not expect they will generate significant value for stockholders. Therefore, the Company is engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. The Company is exploring transactions in industries unrelated to its historical operations.
Throughout these consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“US GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“ASC”) and are presented in thousands, except number of shares and per share data.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Exicure, Inc. and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Reclassification
Certain accounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current year consolidated financial statements. These reclassifications had no effect on the previously reported operating results.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of December 31, 2023, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of December 31, 2023, the Company’s cash and cash equivalents were $816. Management believes that given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The Company has no committed sources of additional capital at this time and substantial additional financing will be needed by the Company to fund its operations.

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
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which it believes are reasonable in the circumstances and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the Company’s financial position, results of operations or cash flows. Actual results in future periods could differ from those estimates.
2. Significant Accounting Policies
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company classifies its marketable debt security investments as available-for-sale (“AFS”) and carries them at fair market value based upon prices on the last day of the fiscal period for identical or similar items. The Company records unrealized gains and losses on marketable debt securities in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or interest expense over the life of the of the underlying security. Realized gains and losses are included in other income, net. The Company uses the specific identification method to determine the cost of securities sold.
Restricted cash
The Company secures a standby letter of credit with a restricted certificate of deposit account as part of its Chicago lease agreement. The Company considers the restricted certificate of deposit account in the amount of $1,200 to be restricted cash because its use to the Company is contractually limited and presents the balance within other noncurrent assets on the accompanying consolidated balance sheet at December 31, 2023 and 2022.
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
Investment in convertible notes receivable at fair value totaled $0 as of December 31, 2023. As of December 31, 2023, the aggregate cost of the investment in convertible notes receivable accounted for under the fair value option was $0, which included principal balances of $2,000 and the change in fair value of $2,000.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its cash, cash equivalents, and short-term investments with reputable financial institutions. The Company primarily invests its excess cash in debt instruments of corporations, the U.S. Treasury, financial institutions, and U.S. government agencies with strong credit ratings and an investment grade rating at or above a long-term rating of Aa3/AA- and a short-term rating of P1/A1. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company has not experienced any credit losses in such accounts. The Company has no financial instruments with off-balance sheet risk of loss.
For the year ended December 31, 2022, the Company’s revenue was generated from its collaborations with Ipsen and AbbVie, which were terminated in the fourth quarter of 2022 resulting in no revenue for 2023.
The Company is currently not profitable and no assurance can be provided that it will ever be profitable. The Company’s research and development activities have required significant investment since inception and operations are expected to continue to require cash investment in excess of its revenues. See also Note 1, Going Concern, for more information.
The Company is subject to risks associated with its exploration of strategic alternatives including, but not limited, the inability to identify any transactions that will generate value for stockholders, incurrence of excessive costs in seeking to identify and pursue transactions and the possibility that any transaction the Company does pursue will not provide anticipated benefits.
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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recorded recorded for the years ended December 31, 2023 and 2022.
Warrants
The Company accounts for freestanding warrants within stockholder’s equity or as liabilities based on the characteristics and provisions of each instrument. The Company evaluates outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
the evaluation in these standards are met, the warrants are classified as a component of stockholders’ equity and initially recorded at their grant date fair value without subsequent remeasurement. Warrants that meet the criteria are classified as liabilities and remeasured to their fair value, estimated using the Black-Scholes option-pricing model, at the end of each reporting period with changes in the fair value of the liability recorded in other income (expense), net in the consolidated statements of operations.
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
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2023 and 2022, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
Recent Accounting Pronouncements Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”). This ASU changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses. ASU No. 2016-13 was effective for the Company beginning on January 1, 2020. The Company adopted this ASU in January 2023. There was no material impact on the consolidated financial statements.

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
As of the Ipsen Effective Date and through the Ipsen Termination Agreement Effective Date, the Company and Ipsen had agreed upon a development plan for each Ipsen Collaboration Program that describes the development activities and timelines required to advance each such Ipsen Collaboration Program through its first IND filing (each, an “Ipsen Development Plan”). The activities described in the Ipsen Development Plans were conducted under the supervision of the Ipsen Joint Steering Committee (the “Ipsen JSC”) consisting of three members from each of the Company and Ipsen. Under the terms of the Ipsen Collaboration Agreement, the Company was to use commercially reasonable efforts to conduct discovery and development in two collaboration programs for Huntington’s disease (the “HD Program”) and Angelman syndrome (the “AS Program”) (the “Ipsen Development Activities”) respectively. The Company was solely responsible for all costs and expenses of conducting each Ipsen Collaboration Program through the selection of SNA therapeutic candidates for further development (“Ipsen Selection”), and Ipsen was responsible for all costs and expenses of all activities that were necessary to enable the first filing of an IND for each proposed product candidate. In the event that Ipsen exercised an option, Ipsen would have been responsible for further development from the license effective date and commercialization of the corresponding licensed product.
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
Ipsen would have been required to pay a preclinical milestone payment of $5,000 for each Ipsen Collaboration Program upon achievement of such milestone regardless of whether an Ipsen Option was exercised. In addition to the option exercise fees and the preclinical milestones described above, if Ipsen exercised an Ipsen Option for an Ipsen Collaboration Program, development and regulatory milestones would have been payable for that program upon the initiation of certain clinical trials and the filing for processing by the United States Food and Drug Administration (“FDA”) in the United States and by two additional regulators outside the United States of a marketing application for review, per the Ipsen Collaboration Program, with an aggregate total of up to $180,000 if both Ipsen Options were exercised. Commercial milestones would have been payable for that Ipsen Collaboration Program upon first commercial sale of a licensed product in certain jurisdictions and the achievement of specified aggregate sales thresholds for all licensed products from that program, with an aggregate total of up to $762,000 if both Ipsen Options were exercised. In the event a therapeutic candidate subject to the Ipsen Collaboration Agreement resulted in commercial sales, the Company was eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net product sales of such commercialized therapeutic candidates. A percentage of the aforementioned payments would have been due to Northwestern University upon receipt, pursuant to the terms of the Company’s existing license agreements with Northwestern University (see Note 15, Commitment and Contingencies, for more information on the Northwestern University License Agreements (as defined below)). In connection with the receipt of the Ipsen Upfront Payment, the Company paid a $3,000 license fee to Northwestern University under the terms of the Northwestern License Agreements.
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
During the year ended December 31, 2022, the Company recognized revenue under the Ipsen Collaboration Agreement of $17,691.
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
During the year ended December 31, 2022, the Company recognized revenue under the AbbVie Collaboration Agreement of $11,135.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	December 31,
	2023	2022
Prepaid clinical, contract research and manufacturing costs	$—	$213
Prepaid insurance	508	408
Prepaid franchise tax	259	223
Lease costs	235	111
Other	191	519
Prepaid expenses and other current assets	$1,193	$1,474

Other noncurrent assets

	December 31,
	2023	2022
Restricted cash	$1,200	$1,200
Prepaid insurance, noncurrent	1,785	2,252
Other	—	38
Other noncurrent assets	$2,985	$3,490

Property and equipment, net

	December 31,
	2023	2022
Scientific equipment	$246	$6,087
Computers and software	3	63
Furniture and fixtures	30	30
Property and equipment, gross	279	6,180
Less: accumulated depreciation	(225)	(3,650)
Property and equipment, net	$54	$2,530
Depreciation and amortization expense was $634 and $1,163, for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company sold scientific equipment with a net book value of $1,834 and recognized a loss of $920 in the accompanying statement of operations for the year ended December 31, 2023.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Accrued expenses and other current liabilities

	December 31,
	2023	2022
Accrued clinical, contract research and manufacturing costs	$—	$48
Accrued restructuring costs	—	48
Lease liability, current	626	539
Accrued payroll-related expenses	71	32
Accrued other expenses	182	611
Accrued expenses and other current liabilities	$879	$1,278
5. Investment in Convertible Notes Receivable
In May 2023, the Company entered into two subscription agreements to purchase non-guaranteed private placement convertible notes receivable (the “Notes Receivable”) for a subscription amount of $1 million each. The Notes Receivable mature in May 2026 and the yield to maturity is 4.5% per annum. The Company has the option to request that the issuer redeem part or the entire principal amount of the Notes Receivable on the first anniversary after the issue date and every three months thereafter before the maturity date. The conversion ratio will be one hundred percent (100%) of the Notes Receivable’s face value. The Company also has the ability to convert the debt into shares based on the number of shares computed by dividing the face value of each security by a calculated conversion price, which is subject to adjustment provisions, determined at the time of issuance. The securities may be converted from May 3, 2024, the first anniversary of the issue date of the first agreement, to April 15, 2026, one month prior to the maturity date to the second agreement. In March 2024, the Company notified the issuer of the Notes Receivable that it was exercising its redemption right with respect to the entire principal amount of the Notes Receivable after the first anniversary of their issue dates (May 3 and May 16, 2024, respectively) for an aggregate redemption price of $2.090 million (representing the principal amount plus 4.5% per annum yield to the redemption date). The issuer has taken the position that the Notes Receivable are not redeemable until August 3, 2024 and August 16, 2024.
The Company’s debt securities are classified as AFS pursuant to ASC 320 - Investments - Debt Securities. AFS securities are recorded at fair value. During the year ended December 31, 2023, management does not believe these AFS investments are recoverable and booked a change in fair value to record them at a fair value of $0. The Company held no AFS debt securities as of December 31, 2022.
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
The Company paid interest on the MidCap Credit Agreement of $194 during the year ended December 31, 2022.
7. Leases
The Company’s lease arrangements at December 31, 2023 consist of (i) a lease for office space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) leases for office equipment (the “Office Equipment Leases”). The Chicago Lease and the Office Equipment Leases are classified as operating leases.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Chicago Lease
The Company has approximately thirty thousand square feet of office space in Chicago, Illinois (the “Chicago Lease”). The original term (the “Original Term”) of the Chicago Lease is 10 years, commencing on July 1, 2020 (the “Commencement Date”), which is the date the premises were ready for occupancy under the terms of the Chicago Lease. The Company has options to extend the term of the Chicago Lease for two additional successive periods of five years each (the “Extension Periods”) at the then prevailing effective market rental rate.
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
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, currently in the amount of $1,200 and subject to reduction over time, which is secured by a restricted certificate of deposit account and presented within other noncurrent assets on the Company’s consolidated balance sheet at December 31, 2023.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. As of December 31, 2023, the Company determined it is not reasonably certain that the renewal option would not be exercised.
Information related to the Company’s operating lease asset and related operating lease liabilities were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term	6.5 years	7.5 years
Weighted-average discount rate	8.3%	8.3%

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table summarizes lease costs in the Company’s consolidated statement of operations:

	December 31,
	2023	2022
Operating lease costs	$789	$1,305
Variable lease costs	690	1,529
Short term lease costs	—	17
Total lease costs	$1,479	$2,851
The Company made cash payments for operating leases of $1,808 and $3,024 during the years ended December 31, 2023 and 2022, respectively. Currently, the Company is several months past due with its lease payments.
Maturities of the Company’s lease liability as of December 31, 2023 were as follows:

Years Ending December 31,	Operating Leases
2024	$1,133
2025	1,271
2026	1,310
2027	1,349
2028	1,390
Thereafter	2,158
Total	$8,611
Less: imputed interest	(1,946)
Total lease liability	$6,665

Current operating lease liability	$626
Noncurrent operating lease liability	6,039
Total lease liability	$6,665
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
The following table summarizes sublease receipts in the Company’s consolidated statement of operations:

	December 31,
	2023	2022
Sublease receipts	$550	$—
Total	$550	$—

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
The following table presents changes in the accrued restructuring liability balance for the periods presented (in thousands):

	December 2021 Restructuring	September 2022 Restructuring	Total
Balance at December 31, 2021	$1,191	$—	$1,191
Payments	(1,154)	(489)	(1,643)
Additions	—	488	488
Adjustments (non-cash)	11	1	12
Balance at December 31, 2022	$48	$—	$48
Payments	(48)	—	(48)
Balance at December 31, 2023	$—	$—	$—

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
The Company has 200,000,000 shares of common stock, par value $0.0001, authorized. As of December 31, 2023 and December 31, 2022, the Company had 8,650,753 and 4,965,901 shares issued and outstanding, respectively.
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
In the event the registration statement was not filed within 90 days following the Closing Date, subject to certain limited exceptions, the Company agreed to make payments as liquidated damages in an amount equal to 0.5% of the aggregate amount invested in the shares of Common Stock pursuant to the Securities Purchase Agreement per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the Registration Rights Agreement. We have paid $27 to CBI USA and accrued $191 to DGP pursuant to this provision.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Common Stock Warrants
In January 2022, Pre-Funded Warrants were exercised for a total exercise price of $14, resulting in the issuance of 466,666 shares of common stock. As of December 31, 2023, there are no unexercised pre-funded warrants that are outstanding.
Warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remained outstanding. The warrants are classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to this warrant holder on June 23, 2023 and 526,151 warrants were settled as a result. As of December 31, 2023, warrants to purchase 50,110 shares of common stock at a price of $8.031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
10. Equity-Based Compensation
2017 Equity Incentive Plan
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 194,750 shares of Exicure common stock, which includes 72,330 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 122,793 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 153,333 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. On January 1, 2024, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 153,333 awards. As of December 31, 2023, the aggregate number of awards available for grant under the 2017 Plan was 454,636.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 250 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. During 2022, the Company issued 1,851 shares of common stock that were purchased under the ESPP. No shares were issued during 2023.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. As of December 31, 2023, there were 51,971 shares available for issuance under the ESPP. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares.
Equity-based compensation expense is classified in the statements of operations as follows:

	Year Ended December 31,
	2023	2022
Research and development expense	$154	$507
General and administrative expense	1,194	862
	$1,348	$1,369
Unamortized equity-based compensation expense at December 31, 2023 was $619, which is expected to be amortized over a weighted-average period of 1.9 years.
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the years ended December 31, 2023 and 2022 are summarized in the table below:

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Year ended December 31, 2023	$1.58; weighted avg. $1.58	$1.58; weighted avg. $1.58
Year ended December 31, 2022	$3.46 to $5.51; weighted avg. $4.56	$3.46 to $5.51; weighted avg. $4.56
The weighted-average grant date fair value of common stock options granted in the years ended December 31, 2023 and 2022 was $1.26 and $2.52 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2021	331,420	$61.82	7.0	$—
Granted	232,028	4.56
Settled	(124)	5.51
Forfeited	(340,491)	60.18
Outstanding - December 31, 2022	222,833	$4.74	7.5	$—
Granted	10,000	1.58
Settled	—	—
Forfeited	(220,718)	5.40
Outstanding - December 31, 2023	12,115	$4.28	5.4	$—
Exercisable - December 31, 2023	12,115	$4.26	5.4	$—
Vested and Expected to Vest - December 31, 2023	12,115	$4.28	5.4	$—
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	10,109	$50.04
Granted	51,536	3.42
Vested	(5,535)	22.04
Forfeited	(35,225)	4.75
Unvested balance - December 31, 2022	20,885	$12.65
Granted	295,992	1.02
Vested	(309,026)	1.91
Forfeited	(4,808)	14.58
Unvested balance - December 31, 2023	3,043	$10.41
The grant date fair value of restricted stock units is based on the Company’s closing stock price at the date of grant. At vesting, each outstanding restricted stock unit will be exchanged for one share of the Company’s common stock. The restricted stock units granted in the past generally vest evenly on a quarterly basis over a period of 4 years in exchange for continued service provided by the restricted stock unit recipient during that vesting period.
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2021	—	$—
Granted	97,643	3.45
Unvested balance - December 31, 2022	97,643	$3.45
Granted	—	—
Settled	(97,643)	1.91
Unvested balance - December 31, 2023	—	$—
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
The option repricing resulted in incremental stock-based compensation of $213 recorded as expense in the year ended December 31, 2022. Most of the individuals holding stock options left the Company in early 2023 resulting in minimal expense recognition in 2023 as their options were forfeited upon departure.
11. Income Taxes
Pre-tax loss before income taxes was $16,914 and $2,373 for the years ended December 31, 2023 and 2022, respectively, which consists entirely of losses in the U.S. and resulted in $0 and $209 provision for income tax expense during the years then ended, respectively.
Components for the provision for income taxes consist of the following:

	Year Ended December 31,
	2023	2022
Current
Federal	$—	$115
State and local	—	94
Total current tax expense	$—	$209

Deferred
Federal	$—	$—
State and local	—	—
Total deferred tax expense	$—	$—

Provision for income tax expense	$—	$209

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2023		2022
Federal income tax expense at statutory rate	$(3,552)	21.0%	$(498)	21.0%
State income tax expense at statutory rate	(1,167)	6.9	(87)	3.7
Permanent differences	285	(1.7)	108	(4.6)
Research and development credit	—	—	(31)	1.3
Federal and state rate differential	72	(0.5)	(16)	0.7
Change in valuation allowance	(39,891)	236.9	733	(30.9)
Reduction of worthless attributes	44,253	(262.6)	—	—
	$—	—%	$209	(8.8)%
The effective tax rate for the year ended December 31, 2023 is attributable to the fact that the Company is subject to the IRC Sec. 174 regulations requiring companies to capitalize certain research and experimental expenditures and IRC Sec. 382 loss limitation rules on the Company's ability to utilize net operating losses to offset the capitalization requirement. The effective income tax rate for the year ended December 31, 2023 was 0% because the Company generated tax losses and provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred Tax Assets
Net operating losses	$3,145	$36,331
Tax credits	—	472
Capitalized R&D expenses	741	5,795
Intangibles	—	117
Accrued expenses	41	40
Operating lease liability	1,900	2,097
Equity-based compensation	—	1,874
Investment Loss Adjustment	570	—
Other	—	56
Less: Valuation allowance	(4,250)	(44,145)
Total deferred tax assets	2,147	2,637
Deferred Tax Liabilities
Prepaid expenses	(217)	(262)
Fixed assets and other	(15)	(292)
Deferred Rent	(57)	—
Right-of-use asset	(1,858)	(2,083)
Total deferred tax liabilities	(2,147)	(2,637)
Deferred taxes, net	$—	$—
The Company’s effective income tax rate for the year ended December 31, 2023 is $0. The Company has recorded a full valuation allowance against its deferred tax assets. This determination is based on significant negative evidence, including:
•Cumulative losses: The Company has been in a significant cumulative loss position since its inception in 2011.
•Projected realization of net operating loss carry forward amounts: Projections of future pre-tax book loss and taxable losses based on the Company's recent actual performance and current industry data indicate it is more likely than not that the benefits will not be recognized.
At December 31, 2023, the Company had a federal net operating loss carryforward of $11,034, which are indefinitely lived. At December 31, 2023, the Company had $11,033 of state net operating loss carryforwards, which will begin to expire in 2043.
We experienced an “ownership change” within the meaning of Section 382(g) (“Section 382”) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2022. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.
We determined that at the date of the 2022 ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis as the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards or certain other deductions. As of 2023, the business model has

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
substantially changed which fully limits our ability to recognize these deductions. As the Company disposed of the majority of their operating business, they are subject to a zero limitation under Section 382 of the Internal Revenue Code which makes the net operating losses unusable. Accordingly, the Company has not recorded federal and state net operating losses from prior to ownership change.
At December 31, 2023 and 2022, the Company had no unrecognized tax benefits. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2019 through 2023. There are no pending examinations in any jurisdiction.
12. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2023 and 2022.
The following is the computation of loss per common share for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(16,914)	$(2,582)
Weighted-average basic and diluted common shares outstanding	8,013,840	4,619,471
Loss per share - basic and diluted	$(2.11)	$(0.56)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	December 31,
	2023	2022
Options to purchase common stock	12,115	222,833
Restricted stock units	3,043	20,885
Performance stock units	—	97,643
Warrants to purchase common stock	50,110	576,261

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
Assets measured at fair value on a recurring basis as of December 31, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$418	$418	$—	$—
Short-term investments:
Investment in convertible notes receivable	—		—	—
Total financial assets	$418	$418	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2022 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,612	$1,612	$—	$—
Total financial assets	$1,612	$1,612	$—	$—
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of December 31, 2022.
Warrant Liability
A summary of the warrant liability activity for the year ended December 31, 2023 is as follows:

	Warrants Outstanding		Fair Value Per Share	Fair Value
(in thousands, except per share data)
Balance at December 31, 2022	—		$—	$—
Option to exercise	526		$1.52	$800
Payment to warrant holder	(526)		$1.52	$(800)
Balance at December 31, 2023	—	0	$—	—

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Investment in convertible notes receivable
A summary of the AFS securities activity for the year ended December 31, 2023 is as follows:

Fair Value
Balance at December 31, 2022	$—
Investment in available for sale securities	2,000
Change in fair value of investment in convertible notes receivable	(2,000)
Balance at December 31, 2023	$—
As of December 31, 2023, management does not believe these AFS investments are recoverable and recorded a change in fair value of $2,000.
There were no transfers between Level 1, 2, or 3, during the years ended December 31, 2023, and 2022. Both observable and unobservable in puts were used to determine fair value of the positions that the Company classified within the Level 3 category. Unrealized gains and losses associated with the liabilities within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
14. Defined Contribution Plan
Exicure maintains a defined contribution savings plan for the benefit of its employees. Company contributions are determined under various formulas. The expense recognized for this plan was $119 and $276 for the years ended December 31, 2023 and 2022, respectively.
15. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The parties filed a joint status report noting the mediation efforts taken by the parties. The report also proposes a litigation schedule going forward, which the Court adopted: plaintiff’s third amended complaint is due on or before June 28, 2024, and any motion to dismiss is due on or before August 27, 2024, with response due on or before October 8, 2024 and any reply due on or before November 5, 2024. Accordingly, the status hearing set for May 22, 2024 is reset to July 23, 2024.
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
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company. The parties will proceed with paper discovery and an in-person settlement conference is scheduled for June 26, 2024.
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of December 31, 2023, the Company has paid to NU an aggregate of $11,567 in consideration of each of the obligations described above.

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
16. Related-Party Transactions
Pursuant to a Consulting Agreement, effective as of September 25, 2022, between the Company and Alta Companies LTD (“Alta”), the Company paid Alta $218 on February 27, 2023 for a consulting fee earned as a result of the September 2022 PIPE closing. Paul Kang, a director of the Company since February 2023 and the CEO of the Company since August 2023, is the President of Alta.
17. Subsequent Events
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company will receive an exclusive license in the field of hepatitis to all of Exicure’s relevant patents. An initial payment of $500 was paid to Exicure after the execution of this agreement that was recorded as other income. Exicure will also be entitled to modest royalties on future net sales on all licensed technology during the term of the licensed patents. Exicure will be responsible for, and make all decisions concerning, the preparation, filing, prosecution, and maintenance for each patent and patent application included within the licensed patents.
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
On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP, a related party. All principal and accrued interest will be due and payable on the earlier of (i) ten months from the date of this DGP Note or (ii) upon an event of default, at that time, such amounts declared by the investor will become due and payable by Company. Interest will accrue on this DGP Note at 6.0% and is payable at maturity.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a non-accelerated filer as of December 31, 2023.
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
2.Management’s review of the accounting treatment of non-routine activities, specifically the Company’s analysis of the AFS securities.
3.The Company failed to design and implement controls around all accounting and information technology processes and procedures.
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
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5- 1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..
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
Our Board of Directors presently has 6 directors. Minhee Eom, Jiyoung Hwang, Paul Kang, Raymond Ko, Dongho Lee, and Hojoon Lee. Ms. Hwang and Mr. Kang were delegated to the Board of Directors by CBI pursuant to its rights under the Securities Purchase Agreement, and Mr. Hojoon Lee, although not formally delegated by CBI, is also affiliated with CBI.
Class III Directors (Term Expired 2023)
Paul Kang, age 62, has served as a member of our Board of Directors since February 2023 and served as CEO and President since August 21, 2023. Mr. Kang began his 35-year investment and merger advisory career at Goldman Sachs in New York. He also served as CEO of Alta Capital Group, focusing on cross border merchant banking. He began his career as a brand manager at Procter & Gamble in Cincinnati. Mr. Kang has served as an interim CEO for a range of industries, and his investment experience includes leading the acquisition for KBL Healthcare Acquisition Corp., the first successful healthcare SPAC. His biopharma experience began with advising LG on the first Korean FDA-approved drug in the late 90s. He received his A.B. in applied mathematics from Harvard College and his M.B.A. from the Stanford Graduate School of Business. Mr. Kang’s experience in finance and working with companies in a range of industries qualifies him to serve on the Board.
Hyuk Joon (Raymond) Ko, age 56, has served as a member of our Board of Directors since August 2023. Mr. Ko has been an Internal Auditor at Woori Bank since 2022. Prior to that, Mr. Ko was the CFO of XEME Biopharma Holdings Inc. during 2021, where he supervised audit preparations and supervised and approved budgeting, expenditure, and finance of its subsidiary, XEME Biopharma, Inc. as the company prepared for a potential Regulation A offering. Prior to being the CFO of XEME, he has 10 years of experience working as a financial accountant at various U.S. accounting firms. Mr. Ko has a Bachelor’s degree in Business Administration from Seoul National University, a Master’s degree in Economics and Econometrics from Iowa State University, a Master’s degree in Operation Research and Information Engineering and Financial Engineering from Cornell University, and a Master of Taxation and International Tax from University of Denver. He is certified as a CPA from the State of California. Mr. Ko’s accounting, auditing and other financial experience qualifies him to serve on the Board.
Although the regular three-year term of the Class III directors expired in 2023, they continue to serve since we did not hold an Annual Meeting of Stockholders in 2023.
Class I Directors (Term Expires 2024)
Jiyoung Hwang, age 47, has served as a member of our Board of Directors since April 2023 and served as CFO since August 28, 2023. Ms. Hwang is the Director of CBI USA and Executive Director of CBI Co. Ltd., the parent company of CBI USA. Ms. Hwang currently serves on the board of directors of Jokwang I.L.I Co., Ltd., a Korea-based manufacturing company, since November 2019, HuM&C Co., Ltd., a Korea-based manufacturing and distribution company, since April 2021 and CBI USA, Inc., a subsidiary of Korea-based automotive engine and mission parts manufacturer CBI Co. Ltd., that focuses on investment in dynamic businesses initially in the life science sector, since June 2021, and has served on the board of directors of Kineta, Inc., a clinical-stage biotechnology company, from June 2022 to November 2022. Previously, Ms. Hwang held the role of Managing Director in Venture Capital Investment at Intervest Co., Ltd., a venture capital firm, from March 2016 until February 2017 and Neoplux Co., Ltd., a venture capital company, from September 2011 until April 2016. Ms. Hwang holds a Bachelor of Science degree in Life Science from Pohang University of Science and Technology and a Master’s degree in Environmental Management from Seoul National University.has served as an independent consultant since 2017. As a consultant she has worked on investments in Viral Gene, Liminatus Pharma, Epivara and Hyperfine. She also serves as a member of the evaluation committee at MSIT, KHIDI, KIPA, and KIPO of the Republic of Korea since 2013. Prior to 2017 she was the Managing Director of Intervest Co., Ltd a venture capital fund. Prior to 2017, she also served as a Managing Director at Neoplux Co., Ltd, a Fund Manager at National Agricultural Cooperative Federation, a Manager at NEXUS Investment Co, Ltd., a Manager at Pulmuone Holdings Co., Ltd and Venture Capitalist & Analyst at Hyundai Venture Investment Corp. Ms. Hwang holds a Life Science degree from Pohang University of Science of Technology and a graduate degree in Environmental Management from Graduate School of Environmental Studies, Seoul National University. She also serves as a member of the evaluation committee at MSIT, KHIDI, KIPA, and KIPO of the Republic of Korea since 2013. Prior to 2017 she was the Managing Director of Intervest Co., Ltd a venture capital fund. Prior to 2017, she also served as a Managing Director at Neoplux Co., Ltd, a Fund Manager at National Agricultural Cooperative Federation, a Manager at NEXUS Investment Co, Ltd., a Manager at Pulmuone Holdings Co., Ltd and Venture Capitalist & Analyst at Hyundai Venture Investment Corp. Ms. Hwang holds a Life Science degree from Pohang University of Science of Technology and a graduate degree in Environmental Management from Graduate School of Environmental Studies, Seoul National University.
Dongho Lee, age 62, has served as a member of our Board of Directors since August 2023. Since 2021, Mr. Lee has served as the President & CEO of Lumios Co. Ltd., a South Korean company that specializes in investment and provides real estate related consulting services to local development projects. He is currently an independent Director and member of the Audit Committee of Quantapia Inc., a renewable energy company listed in South Korea. Mr. Lee began his professional career in finance as a FINRA-licensed financial advisor in asset management in New York from 1989 and in Korea from 1995. Since 2000, Mr. Lee has served in various corporate executive and management positions, from CEO and CFO to advisor to the board of directors, at various companies in both Korea and the United States. From 2007 to 2011, he was the CSO & SVP of Finance at Englewood Lab Inc., a cosmetics R&D and manufacturing company in Englewood, NJ. From 2012 to 2018, he was the COO of Tchopstix, Inc., a restaurant group in Indianapolis, IN. Mr. Lee graduated from Korea University with a Bachelor’s degree in Business Administration with emphasis in Finance.
Class II Directors (Term Expires 2025)
Minhee Eom, age 57, has served as a member of our Board of Directors since September 2023. Ms. Eom, Ph.D., has been an associate professor of writing and language skills at University of Texas Rio Grande Valley since 2015 and prior to that at University of Texas-Pan American from 2006 to 2015. She has also been serving as the Vice President of The Texas Coastal Band of the Korea Scientists and Engineers Association since 2017. Prior to academia, Ms. Eom was a senior management consultant at Maekyung International Business Incubator from 2000 to 2001 and a manager at Applied Material Korea, the Korean subsidiary of a global semiconductor manufacturer Applied Materials, from 1994 to 1997. Ms. Eom has an MBA in Information Systems Management from George Washington University and a Ph.D. in Teaching and Learning (foreign language and ESL education). Ms. Eom’s prior consulting experience and education qualify here to serve on the Board.
Hojoon Lee, age 51, has served as a member of our Board of Directors since August 2023. Mr. Lee has been serving in various leadership positions in the Growth & Value Group, a Korean group of investment funds, heading its private equity, venture capital and asset management arms since 2011, specializing in fundraising and investment through real estate securitization and structured financing primarily targeting listed small-cap companies in Korea and overseas. Since 2020, he has also been serving on the board and management of several Growth & Value fund portfolio companies, including CBI, DGP and KOASIS. Prior to that, he was the vice president and partner of New Buds Inc., where he supervised investor sourcing, investment advisory, corporate consulting, company analysis and trading from 2009 to 2011. Throughout his 23-year career, he has spanned various roles in consulting, marketing and distribution, commodities trading, M&A and restructuring, fundraising and investor relations. Mr. Lee has a bachelor’s degree in electrical engineering from Hongik University. Mr. Lee’s investment experience, as well as affiliate in CBI and DGP, qualify him to serve on the Board.

Executive Officers

The following sets forth information about our executive officers as of May 27, 2024.

Name	Position	Age
Paul Kang	Chief Executive Officer	62
Jiyoung Hwang	Chief Financial Officer	47

Paul Kang. Biographical information for Mr. Kang is presented above under the caption “Directors.”

Jiyoung Hwang. Biographical information for Ms. Hwang is presented above under the caption “Directors.”
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, (i) during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that: a late report on Form 4 was filed by CBI USA on March 9, 2023 reporting a transaction dated February 22, 2023; a late report on Form 3 was filed on May 15, 2023 relating to an initial statement of beneficial ownership of securities by former officer Jung Sang Kim who was appointed April 26, 2023; a late report on Form 4 was filed by officer Joshua Miller on May 25, 2023 reporting a transaction dated May 16, 2023; and a late report on Form 4 was filed by officer Joshua Miller on December 1, 2023 reporting a transaction dated November 16, 2023
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.exicuretx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Audit Committee Matters
Our Audit Committee is currently comprised of Minhee Eom, Raymond Ko, and Dongho Lee. Mr. Ko serves as the chairperson of the Audit Committee. Our Board of Directors has determined that all members are “independent” for Audit Committee purposes as that term is defined in the applicable rules of the SEC and Nasdaq rules.
Our Board has determined that Mr. Ko qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC.
Item 11. Executive Compensation.
Compensation Overview

This section provides a discussion of the total compensation awarded to, earned by, or paid to, during the years ended December 31, 2023 and 2022: (1) the individuals who served as our principal executive officer during the fiscal year ended December 31, 2023, (2) our next two most highly compensated executive officers serving as of December 31, 2023 who earned more than $100,000 during the fiscal year ended December 31, 2023 (of which we had none), and (3) any individual who would otherwise be included in (2) above but for the fact that such individual was not serving as an executive officer of ours as of December 31, 2023. We refer to these individuals in this prospectus as our named executive officers. Our named executive officers for 2023 who appear in the Summary Compensation Table are:
•Paul Kang, our Chief Executive Officer;
•Matthias Schroff, our former Chief Executive Officer;
•Jung Sang (Michael) Kim, our former Chief Executive Officer;
•Elias Papadimas, our former Chief Financial Officer;
•Sarah Longoria, our former Chief Human Resource and Compliance Officer;
Summary Compensation Table

The following table provides a summary of compensation paid or accrued for the years ended December 31, 2023 and 2022 to our named executive officers, amounts in dollars:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)(3)	Total ($)
Paul Kang (4) Chief Executive Officer	2023	50,000	—	—	—	—	50,000
Jung Sang (Michael) Kim (5) Former Chief Executive Officer	2023	90,625	—	—	—	313	90,938
Matthias G. Schroff, Ph.D. (6) Former Chief Executive Officer	2023	183,333	603,825(7)	—	—	10,313	797,471
	2022	538,163	122,197(8)	267,323	277,785	12,250	1,217,718
Elias D. Papadimas (9) Former Chief Financial Officer	2023	135,000	370,000(10)	—	—	11,250	516,250
	2022	400,625	140,000(11)	48,759	67,125	10,250	666,759
Sarah Longoria (12) Chief Human Resources and Compliance Officer	2023	125,000	370,000(13)	—	—	11,250	506,250
	2022	300,000	99,750(14)	20,786	26,125	—	446,661

(1)	The amounts reported in this column reflect the aggregate grant date fair value for performance stock units granted during such fiscal year.
(2)	The amounts reported in this column reflect the grant date fair value of the option awards granted to the named executive officers during the years presented and do not reflect the actual amounts earned. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. These values have been determined in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 27, 2023 for a discussion of the relevant assumptions used in calculating these amounts. The amounts in this column for 2022 for Dr. Schroff, Mr. Papadimas, and Ms. Longoria also include the incremental fair value of outstanding awards as a result of the repricing of stock options effective April 1, 2022.
(3)	Except as set forth below in footnotes 10 and 15 with respect to 2023 amounts, and footnote 14 with respect to 2022 amounts, the amounts reported in this column represent a match of contributions to our 401(k) savings plan.
(4)	Effective August 21, 2023, Mr. Kang was appointed as Chief Executive Officer, succeeding Mr. Kim.
(5)	Effective April 27, 2023, Mr. Kim was appointed as Chief Executive Officer and Chief Financial Officer, succeeding Mr. Schroff and Mr Papadimas, respectively. He resigned from those positions as of August 18, 2023.
(6)	Effective February 4, 2022, Dr. Schroff was appointed as Chief Executive Officer, succeeding Mr. Bock. He separated from the Company effective April 26, 2023. Dr. Schroff served as our Chief Operating Officer in 2021 until December 10, 2021, and as our Chief Scientific Officer from December 10, 2021 through February 4, 2022.
(7)	Represents separation amount paid to Dr. Schroff as the result of his departure on April 26, 2023.
(8)	Represents retention award amounts earned and paid to Dr. Schroff in 2022.
(9)	Mr. Papadimas was appointed as our Chief Financial Officer in January 2022. He separated from the Company effective April 26, 2023
(10)	Represents separation amount paid to Mr. Papadimas as the result of his departure on April 26, 2023.
(11)	The amount reported represents (i) a retention award in the amount of $120,000 earned in 2022 and (ii) a bonus in the amount of $20,000 earned in 2022, each paid to Mr. Papadimas in 2022.
(12)	Ms. Longoria was appointed as our Chief Human Resources and Compliance Officer in December 2021 and separated from the Company effective May 26, 2023.
(13)	Represents separation amount paid to Ms. Longoria as the result of her departure on May 26, 2023.
(14)	Represents retention award amounts earned and paid to Ms. Longoria in 2022.
Employment Agreements
We had employment agreements with each of our named executive officers who were still serving in their positions at the end of 2023. These employment agreements are described below. Refer to the footnotes to the Summary Compensation Table above with respect to named executive officers who were no longer serving at the end of 2023.

Paul Kang. We and Mr. Kang entered into a Employment Agreement dated August 28, 2023. Under the terms of this Employment Agreement, Mr. Kang’s annual base salary was $150,000.
Outstanding Equity Awards at Fiscal Year-End
Mr. Kang does not have any outstanding equity awards, and none of our named executive officers who were not serving with the Company at the end of fiscal 2023 still had any outstanding equity awards.

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

Director Compensation

Under our director compensation policy, as amended, each of our directors is eligible to receive cash compensation for service on our Board of Directors and committees of our Board of Directors.

2023 Director Compensation

Cash Compensation

Following the closing of the Private Placement in February 2023, each director is entitled to an annual retainer of $20,000. None of our current directors have received any equity grants, and none of our prior directors received equity grants in 2023.

Director Compensation Table

The following table presents information regarding the compensation earned for service by our directors during the year ended December 31, 2023, amounts in dollars.

Name	Fees Earned or Paid In Cash ($)	Option Awards (13) ($)	Total ($)
Paul Kang (1)	16,944	—	16,944
Jiyoung Hwang (2)	16,973	—	16,973
Hyuk Joon (Raymond) Ko (3)	7,215	—	7,215
Dongho Lee (4)	7,215	—	7,215
Hojoon Lee (5)	7,215	—	7,215
Minhee Eom (6)	5,000	—	5,000
Seung Soo Shin (7)	1,778	—	1,778
Hyukku Lee (8)	—	—	—
Changil Ahn (9)	6,944	—	6,944
Cheolho Jo (10)	6,778	—	6,778
Jeffrey L. Cleland, Ph.D. (11)	8,200	—	8,200
Elizabeth Garofalo, M.D. (12)	13,826	—	13,826

(1)	Mr. Kang was appointed to the Board of Directors effective February 24, 2023.
(2)	Ms. Hwang was appointed to the Board of Directors effective February 24, 2023.
(3)	Mr. Ko was appointed to the Board of Directors effective August 21, 2023.
(4)	Mr. D. Lee was appointed to the Board of Directors effective August 21, 2023.
(5)	Mr. Hojoon Lee was appointed to the Board of Directors effective August 21, 2023.
(6)	Ms. Eom was appointed to the Board of Directors effective September 26, 2023.
(7)	Mr. Shin was appointed to the Board of Directors effective February 27, 2023, and resigned from the Board of Directors effective April 26, 2023.
(8)	Mr. Hyukku Lee was appointed to the Board of Directors effective February 24, 2023, and resigned from the Board of Directors effective May 3, 2023.
(9)	Mr. Ahn was appointed to the Board of Directors effective February 24, 2023, and resigned from the Board of Directors effective August 18, 2023.
(10)	Mr. Jo was appointed to the Board of Directors effective February 24, 2023, and resigned from the Board of Directors effective August 1, 2023.
(11)	Dr. Cleland resigned from the Board of Directors effective February 10, 2023.
(12)	Dr. Garofalo resigned from the Board of Directors effective February 24, 2023.
(13)	During 2023, no options were issued to any directors. During 2022, Dr. Cleland and Dr. Garofalo each had outstanding options to purchase the of shares, however, those were forfeited upon their resignation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2023, which as of that date consisted of our 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	15,158	$4.28	506,607	(1) (2)
Equity compensation plans not approved by stockholders	-	-	-
Total	15,158	$4.28	506,607

(1)	Represents 454,636 and 51,971 shares of common stock available for issuance under the 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan, respectively, as of December 31, 2023.
(2)	The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 153,333 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee. Effective January 1, 2024, pursuant to the terms of the 2017 Equity Incentive Plan, the number of awards that are reserved and may be awarded under the 2017 Equity Incentive Plan was automatically increased by 153,333 awards. The number of shares of common stock reserved for issuance under the 2017 Employee Stock Purchase Plan automatically increases on January 1 of each year, beginning on January 1, 2018, by the lesser of (i) 10,000 shares of common stock, (ii) 0.3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) such lesser number of shares determined by our Board. Effective January 1, 2023, pursuant to the terms of the 2017 Employee Stock Purchase Plan, the number of shares that are reserved and may be issued under the 2017 Employee Stock Purchase Plan was automatically increased by 10,000 shares.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of May 24, 2024 by: (i) each of our directors; (ii) each of our named executive officers named in the 2023 Summary Compensation Table above; (iii) all of our current executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of May 31, 2024 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them. Percentage ownership calculations are based on 8,651,148 shares outstanding as of May 31, 2024, adjusted as required by rules promulgated by the SEC.
This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, the address for each executive officer and director listed in the table is c/o Exicure, Inc., 2430 N. Halsted Street, Chicago, Illinois 60614.

Beneficial Ownership
Beneficial Owner Greater than 5% Stockholders	Number of Shares Beneficially Owned (#)	Percentage of Common Stock Beneficially Owned (%)
DGP Co., Ltd. (1)	3,060,000	35.4%
CBI USA, Inc. (1)	818,299	9.5%

Directors and Named Executive Officers
Paul Kang	—	*
Jiyoung Hwang (2)	—	*
Hyuk Joon (Raymond) Ko	—	*
Dongho Lee	—	*
Hojoon Lee (2)	—	*
Minhee Eom	—	*

All directors and executive officers as a group (6 persons) (2)	—	*

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Based on most recent Schedule 13D amendment filed March 4, 2024. The address of CBI USA is c/o Baker & Hostetler LLP, One North Wacker Drive, Suite 4500, Chicago, IL 60606-2841. The address of DGP is 23, Geurintekeu-ro, Yeonggwang-eup, Yeonggwang-gun, Jeollanam-do, Republic of Korea (57024).
(2)	As a result of Mr. Hojoon Lee’s role as director and/or executive of CBI USA, DGP and the parent company of CBI USA, he may be deemed to beneficially own the shares of common stock held by CBI USA and DGP. In addition, Ms. Hwang, as a director of CBI USA and an executive of the parent company of CBI USA, may be deemed to beneficially own the shares of common stock held by CBI USA. Each of Mr. Lee and Ms. Hwang disclaim beneficial ownership of these shares.
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

CBI USA Private Placement
On September 26, 2022, the Company entered into the Securities Purchase Agreement with CBI USA, pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 3,400,000 shares of the Company’s common stock at a purchase price of $1.60 per share (the “Private Placement”). CBI USA was already a holder of more than 5% of our outstanding voting securities at the time we entered into the Securities Purchase Agreement as a result of a previous private placement completed in May 2022. The Private Placement closed on February 24, 2023. Since the registration statement was not filed within 90 days following the Closing Date of the Registration Rights Agreement, the Company paid $27 to CBI USA and accrued $191 to DGP pursuant to the liquidated damages provision in this agreement.

Paul Kang Consulting Fees
The Company engaged entities controlled by Mr. Kang to provide business development consulting services in 2023 and 2022. The Company paid the entities controlled by Mr. Kang $218 and $248 for the years ended December 31, 2023 and 2022, respectively, for such services to date. Mr. Kang was not yet serving as a director at the time he was engaged to provide these services.
DGP Promissory Note
On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP. All principal and accrued interest will be due and payable on the earlier of (i) ten months from the date of this DGP Note or (ii) upon an event of default, at that time, such amounts declared by the investor will become due and payable by Company. Interest will accrue on this DGP Note at 6.0% and is payable at maturity.

Independence of the Board of Directors and Controlled Company Exemption
The following current directors were determined to be independent under the applicable Nasdaq standards: Hyuk Joon (Raymond) Ko , Dongho Lee and Minhee Eom. The following former directors who served during 2023 were also determined to be independent under such standards: Changil Ahn, Jeffrey L. Cleland, Ph.D., Elizabeth Garofalo, M.D., Cheolho Jo, and Hyukku Lee.

Following the closing of the private placement to CBI USA in February 2023, we became a “controlled company” under Nasdaq rules. As a result, we were exempt from the requirements that a majority of our Board of Directors be independent and that we have an independent compensation committee and an independent nominating committee or function. Following the consummation of private placement, our Board of Directors dissolved the Compensation Committee and Nominating and Corporate Governance Committee. In August 2023, CBI USA and its affiliate, DGP Co., Ltd., filed a Schedule 13D/A reporting that they no longer owned 50% of outstanding shares as a result of dilutive issuances, and thus we were no longer a “controlled company” under Nasdaq rules. Thereafter, we reinstated our Compensation Committee and Nominating and Corporate Governance Committee and appointed our three independent directors to those committees in compliance with Nasdaq rules with respect to those committees. We are still relying on the phase-in provisions of the Nasdaq rules with respect to the requirement that a majority of our Board of Directors be independent. We must comply with that requirement within 12 months of losing “controlled company” status.

Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees billed to us for the year ended December 31, 2023 by Marcum LLP, Chicago, Illinois (PCAOB ID: 688) and year ended December 31, 2022 by KPMG LLP, Chicago, IL (PCAOB ID: 185), our independent registered public accounting firm for such years.

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$432,846	$440,000
Audit-Related Fees(2)	—	21,000
Total Fees	$432,846	$461,000

(1)	Audit fees for the fiscal years ended December 31, 2023 and 2022 consist of fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.
(2)	Audit-related fees for the fiscal years ended December 31, 2023 and 2022 consist principally of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements and fees related to assistance with registration statements filed with the SEC.
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
The Audit Committee will review both audit and non-audit services performed by the independent registered public accounting firm and the fees charged for such services on at least an annual basis. Among other things, the Audit Committee will review non-audit services proposed to be provided by the independent registered public accounting firm and pre-approve such services only if they are compatible with maintaining the independent registered public accounting firm’s status as an independent registered public accounting firm. All services provided by Marcum LLP in 2023 and KPMG LLP in 2022 were pre-approved by our Audit Committee after review of each of the services proposed for approval.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 37 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		10-K (Exhibit 3.3)	3/11/2021	001-39011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.		8-K (Exhibit 3.1)	6/29/2022	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Description of Securities		10-K (Exhibit 4.4)	3/10/2020	001-39011

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5+	Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, Ph.D.		8-K (Exhibit 10.2)	2/4/2022	001-39011

10.6+	First Amendment to the Second Amended and Restated Employment Agreement, by and between Exicure, Inc. and Matthias Schroff, dated September 23, 2022.		8-K (Exhibit 10.3)	9/27/2022	001-39011

10.7+	Amended and Restated Employment Agreement dated as of June 1, 2021 by and between Elias D. Papadimas and Exicure, Inc.		10-Q (Exhibit 10.3)	8/12/2021	001-39011

10.8+	First Amendment to Amended and Restated Employment Agreement by and between Exicure, Inc. and Elias D. Papadimas, dated January 17, 2022		8-K (Exhibit 10.2)	1/18/2022	001-39011

10.9+	Second Amendment to the Amended and Restated Employment Agreement, by and between Exicure, Inc. and Elias Papadimas, dated September 23, 2022.		8-K (Exhibit 10.4)	9/27/2022	001-39011

10.10+	Retention Agreement by and between Exicure, Inc. and Elias D. Papadimas		10-K (Exhibit 10.20)	3/25/2022	001-39011

10.11+	Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated March 5, 2021		10-K (Exhibit 10.14)	3/25/2022	001-39011

10.12+	First Amendment to Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated December 10, 2021		10-K (Exhibit 10.15)	3/25/2022	001-39011

10.13+	Second Amendment to Employment Agreement by and between Exicure, Inc. and Sarah Longoria, dated September 23, 2022		10-K (Exhibit 10.16)	3/25/2022	001-39011

10.14	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.		10-Q (Exhibit 10.1)	5/14/2020	001-39011

10.15	Form of Securities Purchase Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchaser parties thereto.		8-K (Exhibit 10.1)	5/13/2022	001-39011

10.16	Registration Rights Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.		8-K (Exhibit 10.2)	5/13/2022	001-39011

10.17	Securities Purchase Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.1)	9/27/2022	001-39011

10.18	Registration Rights Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.2)	9/27/2022	001-39011

10.19+	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Matthias Schroff.		8-K (Exhibit 10.2)	5/2/2023	001-39011

10.20+	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Elias Papadimas.		8-K (Exhibit 10.3)	5/2/2023	001-39011

10.21	Convertible Bond Subscription Agreement, dated May 3, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.		8-K (Exhibit 10.1)	5/9/2023	001-39011
10.22	Convertible Bond Subscription Agreement, dated May 16, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.		8-K (Exhibit 10.1)	5/18/2023	001-39011
10.23+	Separation and Release Agreement, dated May 27, 2023, among Exicure, Inc. and Sarah Longoria.		8-K (Exhibit 10.1)	6/1/2023	001-39011

10.24+	Amended and Restated Employment Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.		8-K (Exhibit 10.2)	6/1/2023	001-39011

10.25+	Retention Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.		8-K (Exhibit 10.3)	6/1/2023	001-39011

10.26+	First Amendment to the Separation and Release Agreement of Matthias Schroff, dated June 12, 2023, among Exicure, Inc. and Matthias Schroff.		8-K (Exhibit 10.9)	6/14/2023	001-39011

10.27+	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Paul Kang		8-K (Exhibit 10.1)	8/23/2023	001-39011

10.28+	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Jiyoung Hwang		8-K (Exhibit 10.2)	8/23/2023	001-39011

21.1	Subsidiaries of Exicure, Inc.		10-K (Exhibit 21.1)	3/25/2022	001-39011

23.1	Consent of Marcum LLP, independent registered public accounting firm.	X

23.2	Consent of KPMG LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Compensation Recoupment Policy	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on June 6, 2024.

EXICURE, INC.

By:	/s/ Paul Kang
Paul Kang
Chief Executive Officer

By:	/s/ Jiyoung Hwang
Jiyoung Hwang
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer

POWER OF ATTORNEY
We, the undersigned directors and officers of Exicure, Inc., hereby severally constitute and appoint Paul Kang and Jiyoung Hwang, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney. This Power of Attorney does not revoke any power of attorney previously granted by the undersigned, or any of them.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Paul Kang	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 6, 2024
Paul Kang

/s/ Jiyoung Hwang	Chief Financial Officer, and Director (Principal Financial Officer)	June 6, 2024
Jiyoung Hwang

/s/ Joshua Miller	Chief Accounting Officer (Principal Accounting Officer)	June 6, 2024
Joshua Miller

/s/ Raymond Ko	Director	June 6, 2024
Raymond Ko

/s/ Minhee Eom	Director	June 6, 2024
Minhee Eom

/s/ Dongho Lee	Director	June 6, 2024
Dongho Lee

/s/ Hojoon Lee	Director	June 6, 2024
Hojoon Lee