Form 10-Q
period 2024-03-31
EXICURE, INC.
filed 2024-06-17
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of June 10, 2024, there were 8,651,148 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. These forward-looking statements include, but are not limited to, statements concerning the following:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$366	$816
Other receivable	1	15
Prepaid expenses and other current assets	1,096	1,193
Total current assets	1,463	2,024
Property and equipment, net	47	54
Right-of-use asset	6,323	6,517
Other noncurrent assets	2,878	2,985
Total assets	$10,711	$11,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,825	1,631
Accrued expenses and other current liabilities	836	879
Total current liabilities	2,661	2,510
Lease liability, noncurrent	5,843	6,039
Total liabilities	8,504	8,549

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,650,950 issued and outstanding, March 31, 2024; 8,650,753 issued and outstanding, December 31, 2023	1	1
Additional paid-in capital	192,598	192,593
Accumulated deficit	(190,392)	(189,563)
Total stockholders’ equity	2,207	3,031
Total liabilities and stockholders’ equity	$10,711	$11,580
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Revenue	$500	$—
Total revenue	500	—
Operating expenses:
Research and development expense	—	1,423
General and administrative expense	1,336	3,116
Total operating expenses	1,336	4,539
Operating loss	(836)	(4,539)
Other income, net:
Dividend income	4	17
Interest income	3	11
Other income, net	—	104
Total other income, net	7	132
Net loss before provision for income taxes	(829)	(4,407)
Provision for income taxes	—	—
Net loss	$(829)	$(4,407)

Basic and diluted loss per common share	$(0.10)	$(0.70)
Weighted-average basic and diluted common shares outstanding	8,650,878	6,288,952
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	8,650,753	$1	$192,593	$(189,563)	$3,031
Equity-based compensation	—	—	5	—	5
Vesting of restricted stock units and related repurchases	197	—	—	—	—
Net loss	—	—	—	(829)	(829)
Balance at March 31, 2024	8,650,950	$1	$192,598	$(190,392)	$2,207

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

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(829)	$(4,407)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7	251
Equity-based compensation	5	308
Amortization of right-of-use asset	194	180
Other	—	(105)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	218	157
Other noncurrent assets	—	180
Accounts payable	194	91
Accrued expenses	(43)	199
Other liabilities	(196)	(172)
Net cash used in operating activities	(450)	(3,318)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	106
Net cash provided by investing activities	—	106
Cash flows from financing activities:
Proceeds from common stock offering	—	5,440
Payment of common stock financing costs	—	(843)
Payments for minimum statutory tax withholding related to net share settlement of equity awards	—	(2)
Net cash provided by provided by financing activities	—	4,595

Net (decrease) increase in cash, cash equivalents, and restricted cash	(450)	1,383
Cash, cash equivalents, and restricted cash - beginning of period	2,016	9,777
Cash, cash equivalents, and restricted cash - end of period	$1,566	$11,160

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Non-cash investing activities:
Reclassification of common stock warrants to liability	$—	$800
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$366	$816
Restricted cash included in other noncurrent assets	1,200	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$1,566	$2,016

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2024, the interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, and the results of its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 6, 2024.

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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of March 31, 2024, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of March 31, 2024, the Company’s cash and cash equivalents were $366. Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2023 filed with the SEC on June 6, 2024. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2024	December 31, 2023
Prepaid insurance	$480	$508
Prepaid franchise tax	160	259
Lease costs	250	235
Prepaid professional fees	70	95
Prepaid software	63	72
Other	73	24
Prepaid expenses and other current assets	$1,096	$1,193
Other noncurrent assets

	March 31, 2024	December 31, 2023
Restricted cash	$1,200	$1,200
Prepaid insurance	1,678	1,785
Other noncurrent assets	$2,878	$2,985
Property and equipment, net

	March 31, 2024	December 31, 2023
Scientific equipment	$246	$246
Computers and software	3	3
Furniture and fixtures	30	30
Property and equipment, gross	279	279
Less: accumulated depreciation and amortization	(232)	(225)
Property and equipment, net	$47	$54
Depreciation and amortization expense was $7 and $251 for the three months ended March 31, 2024 and 2023, respectively.
Accrued expenses and other current liabilities

	March 31, 2024	December 31, 2023
Lease liability	$650	$626
Accrued payroll-related expenses	43	71
Accrued other expenses	143	182
Accrued expenses and other current liabilities	$836	$879
4. Leases
The Company’s lease arrangements at March 31, 2024 consist of (i) a lease for office space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) a lease for office equipment (the “Office Equipment Lease”). The Chicago Lease and the Office Equipment Lease are classified as operating leases.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Chicago Lease
The Company has approximately thirty thousand square feet of office space in Chicago, Illinois. The original term (the “Original Term”) of the Chicago Lease is 10 years, commencing on July 1, 2020 (the “Commencement Date”), which is the date the premises were ready for occupancy under the terms of the Chicago Lease. The Company has options to extend the term of the Chicago Lease for two additional successive periods of five years each (the “Extension Periods”) at the then prevailing effective market rental rate.
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
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$143	$326
Variable lease costs	120	332
Short term lease costs	11	—
Total lease costs	$274	$658
The Company made cash payments for operating leases $0 and $646 during the three months ended March 31, 2024 and 2023, respectively. Amounts owed are included in accounts payable as of March 31, 2024. On June 11, 2024, the Company received a formal notice from its landlord indicating the landlord will draw on the restricted cash account designated for the lease as a result of past due rent for December 2023 through June 2024. This draw is within the terms and conditions of the lease and the related restricted cash account.
Sublease of Office Space
The Company entered into a sublease agreement with Cyclopure, Inc. (the “Subtenant”) to sublease approximately 57% of its office space pursuant to that certain sublease agreement (the “Sublease Agreement”), dated as of May 4, 2023. The term of the Sublease Agreement began on May 15, 2023 and ends on June 30, 2030, the expiration date of the Chicago Lease. The first three months under the Sublease Agreement are rent free. Beginning August 15, 2023, the Company began charging the Subtenant for 57% of the base rent under the Chicago Lease, and the subtenant is responsible for its pro rata share of operating expenses and taxes payable. In 2024, the Company does not receive payment from the Subtenant as the Subtenant pays the Company’s landlord directly.
The following table summarizes sublease receipts in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
	2024	2023
Sublease amounts paid to landlord	$173	$—
Total	$173	$—

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
The Company’s debt securities are classified as AFS pursuant to Accounting Standards Codification (“ASC”) 320 - Investments - Debt Securities. AFS securities are recorded at fair value. As of March 31, 2024 and December 31, 2023, management does not believe these AFS investments are recoverable and recorded them at a fair value of $0.
6. Stockholders’ Equity
Preferred Stock
As of March 31, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of March 31, 2024 and December 31, 2023, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of March 31, 2024 and December 31, 2023, the Company had 8,650,950 shares and 8,650,753 shares issued and outstanding, respectively.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Stock Warrants
Warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share were acquired in the December 2021 registered-direct offering transaction. The warrants were classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to this warrant holder on June 23, 2023 and 526,151 were settled as a result. As of March 31, 2024, warrants to purchase 50,110 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
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
As of March 31, 2024, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 455,765.
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
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of March 31, 2024, there were 61,971 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Research and development expense	$—	$154
General and administrative expense	5	154
	$5	$308

Unamortized equity-based compensation expense at March 31, 2024 was $27, which is expected to be amortized over a weighted-average period of 1.6 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. No options were granted during the three months ended March 31, 2024. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the three months ended March 31, 2023:

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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the three months ended March 31, 2023 are summarized in the table below. No options were granted during the three months ended March 31, 2024.

	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Three months ended March 31, 2023	$1.58; weighted avg. $1.58	$1.58; weighted avg. $1.58

The weighted-average grant date fair value of common stock options granted in the three months ended March 31, 2023 was $1.26 per common stock option.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2023	12,115	$4.28	5.4	$—
Granted	—	—
Exercised	—	—
Forfeited	(416)	5.51
Outstanding - March 31, 2024	11,699	$5.51	5.1	$—
Exercisable - March 31, 2024	11,699	$5.51	5.1	$—
Vested and Expected to Vest - March 31, 2024	11,699	$5.51	5.1	$—

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2023	3,043	$10.41
Granted	—	—
Vested	(296)	18.47
Forfeited	(417)	3.45
Unvested balance - March 31, 2024	2,330	$13.03
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
8. Income Taxes
The Company incurred a pretax loss in each of the three months ended March 31, 2024 and 2023, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three months ended March 31, 2024 and 2023 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the three months ended March 31, 2024 and 2023.
The following is the computation of loss per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(829)	$(4,407)
Weighted-average basic and diluted common shares outstanding	8,650,878	6,288,952
Loss per share - basic and diluted	$(0.10)	$(0.70)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of March 31,
	2024	2023
Options to purchase common stock	11,699	203,406
Restricted stock units	2,330	8,784
Performance stock units	—	97,643
Warrants to purchase common stock	50,110	576,261
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
Assets measured at fair value on a recurring basis as of March 31, 2024 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$273	$273	$—	$—
Short-term investments:
Investment in convertible notes receivable	—	—	—	—
Total financial assets	$273	$273	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,629	$1,629	$—	$—
Short-term investments:
Investment in convertible notes receivable	—	—	—	—
Total financial assets	$1,629	$1,629	$—	$—
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of as of December 31, 2023 nor March 31, 2024.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

There were no transfers between Level 1, 2, or 3, during the three months ended March 31, 2024, and 2023. Both observable and unobservable in puts were used to determine fair value of the positions that the Company classified within the Level 3 category. Unrealized gains and losses associated within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
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
Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of March 31, 2024, the Company has paid to NU an aggregate of $11,567 in consideration of each of the obligations described above.
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
13. License Agreement
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company will receive an exclusive license in the field of hepatitis to all of the Company’s relevant patents. An initial payment of $500 was paid to the Company after the execution of this agreement. This payment was recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company will also be entitled to modest royalties on future net sales on all licensed technology during the term of the licensed patents. The Company will be responsible for, and make all decisions concerning, the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

preparation, filing, prosecution, and maintenance for each patent and patent application included within the licensed patents.
14. Subsequent Events
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
On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP, a related party. All principal and accrued interest will be due and payable on the earlier of (i) the ten-month anniversary of the date of this DGP Note or (ii) upon an event of default, at that time, such amounts declared by the investor will become due and payable by Company. Interest will accrue on this DGP Note at 6.0% and is payable at maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or SEC, on June 6, 2024. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks, uncertainties, assumptions and other factors including, but not limited to, those identified in this Quarterly Report on Form 10-Q and those set forth under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings.
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
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. On February 24, 2023, we raised gross proceeds of $5.4 million on the closing of the Private Placement (as defined below) (or net proceeds of approximately $4.6 million after transaction expenses). However, we already used these net proceeds for severance payments, warrant put payments, acquisition of the Notes Receivable, payroll, and general working capital purposes as we pursue strategic alternatives. As of March 31, 2024, our cash and cash equivalents were $0.4 million. Subsequent to March 31, 2024, our cash and cash equivalents have decreased to approximately $0.2 million as of May 31, 2024. We will attempt to redeem the $2.0 million aggregate principal amount of the Notes Receivable in the third quarter of 2024, however, there can be no assurance that we will be able to do so, in the near term or at all. See “Risk Factors – We may not be able to redeem the investment in notes receivable.”
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
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of March 31, 2024. The Company is not in compliance with this requirement based on its March 31, 2024 balance sheet.
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
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq at May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023. The Annual Report Form 10-K was filed on June 6, 2014.
•Although the Company filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, the Company received a delisting determination from the

Nasdaq staff as a result of not filing its Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file this Form 10-Q. The staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s hearings panel. A hearing has been scheduled for July 9, 2024. In connection with its request for an appeal, the Company also requested an extended stay on the suspension of trading in the Company’s common stock through the decision of the hearings panel. The stay was granted pending a final decision by the hearings panel.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change
Revenue:
Revenue	$500	$—	500	100%
Total Revenue	500	—	500	100%
Operating expenses:
Research and development expense	—	1,423	(1,423)	(100)%
General and administrative expense	1,336	3,116	(1,780)	(57)%
Total operating expenses	1,336	4,539	(3,203)	(71)%
Operating loss	(836)	(4,539)	3,703	(82)%
Other income, net:
Dividend income	4	17	(13)	(76)%
Interest income	3	11	(8)	(73)%
Other income, net	—	104	(104)	(100)%
Total other income, net	7	132	(125)	(95)%
Net loss before provision for income taxes	(829)	(4,407)	3,578	(81)%
Provision for income taxes	—	—	—	—%
Net loss	$(829)	$(4,407)	$3,578	(81)%

Revenue
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company will receive an exclusive license in the field of hepatitis to all of the Company’s relevant patents. An initial payment of $500 was paid to the Company after the execution of this agreement. The Company will also be entitled to modest royalties on future net sales on all licensed technology during the term of the licensed patents. The Company will be responsible for, and make all decisions concerning, the preparation, filing, prosecution, and maintenance for each patent and patent application included within the licensed patents.

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change
Employee-related expense	$—	$511	$(511)	(100)%
Facilities, depreciation, and other expenses	—	755	(755)	(100)%
Platform and discovery-related expense	—	93	(93)	(100)%
Clinical development programs expense	—	64	(64)	(100)%
Total research and development expense	$—	$1,423	$(1,423)	(100)%

Full time employees	—	1	(1)

Research and development expense was $0.0 million for the three months ended March 31, 2024, reflecting a decrease of $1.4 million, or 100% from research and development expense of $1.4 million for three months ended March 31, 2023. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023. As a result, after the first quarter of 2023, we determined it was no longer appropriate to record any research and development expenses.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change
General and administrative expense	$1,336	$3,116	(1,780)	(57)%
Full time employees	5	8	(3)

General and administrative expense was $1.3 million for the three months ended March 31, 2024, representing an decrease of $(1.8) million or (57)%, from $3.1 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 was mostly due to lower professional fees as a result of reduced operations and higher costs in 2023 from the separation pay of former executives and related stock based compensation expense.
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
As of March 31, 2024, our cash and cash equivalents were $0.4 million as compared to $0.8 million as of December 31, 2023. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. Subsequent to March 31, 2024, our cash and cash equivalents have decreased to approximately $0.2 million as of May 31, 2024. We will attempt to redeem the $2.0 million aggregate principal amount of the convertible notes receivable in August 2024, however, there can be no assurance that we will be able to do so, in the near term or at all. See “Risk Factors – We may not be able to redeem the investment in convertible notes receivable.”
We incurred net losses of approximately $0.8 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. We expect to incur significant expenses and negative cash flows for the foreseeable future.

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

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
	(unaudited)
Net cash used in operating activities	$(450)	$(3,318)
Net cash provided by investing activities	—	106
Net cash provided by financing activities	—	4,595
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(450)	$1,383

Operating activities
Net cash used in operating activities was $0.5 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2024 of $2.9 million was due to the reduction of operating activities and lower headcount.
Investing activities
Net cash used in investing activities was $0.0 million and provided by investing activities was $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in cash provided by investing activities of $0.1 million was primarily due to the lack of investing activities and a sale of scientific equipment in 2023.
Financing activities
Net cash provided in financing activities of $0.0 million for three months ended March 31, 2024. The decrease of $4.6 million is due to the funds received from the Private Placement in February 2023.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at March 31, 2024, our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us in the very near term to fund our operations and exploration of strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of March 31, 2024. The Company is not in compliance with this requirement based on its March 31, 2024 balance sheet.
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
•Although the Company filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, the Company received a delisting determination from the Nasdaq staff as a result of not filing its Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file this Form 10-Q. The staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s hearings panel. A hearing has been scheduled for July 9, 2024. In connection with its request for an appeal, the Company also requested an extended stay on the suspension of trading in the Company’s common stock through the decision of the hearings panel. The stay was granted pending a final decision by the hearings panel.
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
Between our inception in June 2011 and the Company’s decision to engage in a broader exploration of strategic alternatives, we devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of March 31, 2024, we have generated an accumulated deficit of $209.2 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion. For the three months ended March 31, 2024 and 2023, our net loss was $0.8 million and $4.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Management identified material weaknesses in the Company’s internal control over financial reporting and restated its 2023 first quarter and second quarter unaudited interim condensed consolidated financial statements via Form 10-Q/A’s. As a result of the restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.
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
We were an “emerging growth company” as defined in the JOBS Act until December 31,2023. As such, we took advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we were only required to provide two years of audited financial statements. Even though we no longer qualify as an emerging growth company as of 2024, we still qualify as a “smaller reporting company” and a “non-accelerated filer” which allows us to continue to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: June 17, 2024

EXICURE, INC.

By:	/s/ Paul Kang
Paul Kang
Chief Executive Officer

By:	/s/ Jiyoung Hwang
Jiyoung Hwang
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer