Form 10-Q
period 2024-06-30
EXICURE, INC.
filed 2024-08-13
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 6, 2024, there were 8,651,204 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•our ability to raise the substantial additional capital that is needed in the very near term to fund our operations and our pursuit of strategic alternatives, particularly given our current lack of a significant, ongoing revenue source or committed financing and the substantial doubt about our ability to continue as a going concern;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$528	$816
Other receivable	559	15
Prepaid expenses and other current assets	992	1,193
Total current assets	2,079	2,024
Property and equipment, net	40	54
Right-of-use asset	6,126	6,517
Other noncurrent assets	2,443	2,985
Total assets	$10,688	$11,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,585	1,631
Accrued expenses and other current liabilities	846	879
Short-term debt	1,000	—
Total current liabilities	3,431	2,510
Lease liability, noncurrent	5,644	6,039
Total liabilities	9,075	8,549

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 8,651,148 issued and outstanding, June 30, 2024; 8,650,753 issued and outstanding, December 31, 2023	1	1
Additional paid-in capital	192,604	192,593
Accumulated deficit	(190,992)	(189,563)
Total stockholders’ equity	1,613	3,031
Total liabilities and stockholders’ equity	$10,688	$11,580
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Revenue	$—	$—	$500	$—
Total revenue	—	—	500	—
Operating expenses:
Research and development expense	—	—	—	1,423
General and administrative expense	1,235	5,642	2,571	8,758
Total operating expenses	1,235	5,642	2,571	10,181
Operating loss	(1,235)	(5,642)	(2,071)	(10,181)
Other (expense) income, net:
Dividend income	1	15	5	32
Interest income	3	13	6	24
Interest expense	(6)	—	(6)	—
Other income	637	—	637	—
Other expense	—	(150)	—	(46)
Total other (expense) income, net	635	(122)	642	10
Net loss before provision for income taxes	(600)	(5,764)	(1,429)	(10,171)
Provision for income taxes	—	—	—	—
Net loss	$(600)	$(5,764)	$(1,429)	$(10,171)

Basic and diluted loss per common share	$(0.07)	$(0.68)	$(0.17)	$(1.38)

Weighted-average basic and diluted common shares outstanding	8,651,078	8,432,394	8,650,878	7,366,594
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	8,650,753	$1	$192,593	$(189,563)	$3,031
Equity-based compensation	—	—	5	—	5
Vesting of restricted stock units and related repurchases	197	—	—	—	—
Net loss	—	—	—	(829)	(829)
Balance at March 31, 2024	8,650,950	$1	$192,598	$(190,392)	$2,207
Equity-based compensation	—	—	6	—	6
Vesting of restricted stock units and related repurchases	198	—	—	—	—
Net loss	—	—	—	(600)	(600)
Balance at June 30, 2024	8,651,148	$1	$192,604	$(190,992)	$1,613
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2023	4,965,901	$—	$187,571	$(172,649)	$14,922
Equity-based compensation	—	—	308	—	308
Reclassification of common stock warrants to liability	—	—	(800)	—	(800)
Vesting of restricted stock units and related repurchases	5,561	1	(2)	—	(1)
Issuance of common stock, net	3,400,000	—	4,597	—	4,597
Net loss	—	—	—	(4,407)	(4,407)
Balance at March 31, 2023	8,371,462	$1	$191,674	$(177,056)	$14,619
Equity-based compensation	—	—	969	—	969
Vesting of restricted stock units and related repurchases	276,845	—	(119)	—	(119)
Net loss				(5,764)	(5,764)
Balance at June 30, 2023	8,648,307	$1	$192,524	$(182,820)	$9,705
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,429)	$(10,171)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14	479
Equity-based compensation	11	1,277
Amortization of right-of-use asset	390	364
Other	—	44
Changes in operating assets and liabilities:
Other receivable	(544)	—
Prepaid expenses and other current assets	415	145
Other noncurrent assets	—	288
Accounts payable	(46)	(18)
Accrued expenses	(32)	(190)
Other liabilities	(395)	(347)
Net cash used in operating activities	(1,616)	(8,129)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(2,000)
Proceeds from sale of property and equipment	—	211
Net cash used in investing activities	—	(1,789)
Cash flows from financing activities:
Proceeds from short-term borrowing	1,000	—
Proceeds from common stock offering	—	5,440
Payment of common stock financing costs	—	(843)
Payment of exercise of common stock warrants	—	(800)
Payments for minimum statutory tax withholding related to net share settlement of equity awards	—	(121)
Net cash provided by provided by financing activities	1,000	3,676

Net (decrease) in cash, cash equivalents, and restricted cash	(616)	(6,242)
Cash, cash equivalents, and restricted cash - beginning of period	2,016	9,777
Cash, cash equivalents, and restricted cash - end of period	$1,400	$3,535

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$528	$816
Restricted cash included in other noncurrent assets	872	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$1,400	$2,016

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. The Company is attempting to license its intellectual property to generate value for stockholders. In addition, the Company is engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2024, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, and the results of its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The results for the six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 6, 2024.

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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of June 30, 2024, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of June 30, 2024, the Company’s cash and cash equivalents were $528. Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2024	December 31, 2023
Prepaid insurance	$476	$508
Prepaid franchise tax	61	259
Lease costs	255	235
Prepaid professional fees	70	95
Prepaid software	62	72
Other	68	24
Prepaid expenses and other current assets	$992	$1,193
Other noncurrent assets

	June 30, 2024	December 31, 2023
Restricted cash	$872	$1,200
Prepaid insurance	1,571	1,785
Other noncurrent assets	$2,443	$2,985
Property and equipment, net

	June 30, 2024	December 31, 2023
Scientific equipment	$246	$246
Computers and software	3	3
Furniture and fixtures	30	30
Property and equipment, gross	279	279
Less: accumulated depreciation and amortization	(239)	(225)
Property and equipment, net	$40	$54
Depreciation and amortization expense was $14 and $479 for the six months ended June 30, 2024 and 2023, respectively.
Accrued expenses and other current liabilities

	June 30, 2024	December 31, 2023
Current lease liability	$671	$626
Accrued payroll-related expenses	—	71
Accrued other expenses	175	182
Accrued expenses and other current liabilities	$846	$879
4. Leases
The Company’s lease arrangements at June 30, 2024 consist of (i) a lease for office space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) a lease for office equipment (the “Office Equipment Lease”). The Chicago Lease and the Office Equipment Lease are classified as operating leases.

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
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$142	$326	$285	$652
Variable lease costs	(117)	(19)	3	313
Short term lease costs	9	—	20	—
Total lease costs	$34	$307	$308	$965
The Company made cash payments for operating leases $327 and $860 during the six months ended June 30, 2024 and 2023, respectively. On June 11, 2024, the Company received a formal notice from its landlord indicating the landlord will draw on the restricted cash account designated for the lease as a result of past due rent for December 2023 through June 2024. The landlord also withdrew the July 2024 payment from the restricted cash account. These draws are within the terms and conditions of the lease and the related restricted cash account.
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
The following table summarizes sublease receipts in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sublease amounts paid to landlord	$173	$—	$346	$—
Total	$173	$—	$346	$—

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5. Investment in Convertible Notes Receivable
In May 2023, the Company entered into two subscription agreements to purchase non-guaranteed private placement convertible notes receivable (the “Notes Receivable”) for a subscription amount of $1 million each. The Notes Receivable mature in May 2026 and the yield to maturity is 4.5% per annum. The Company has the option to request that the issuer redeem part or the entire principal amount of the Notes Receivable on the first anniversary after the issue date and every three months thereafter before the maturity date. The redemption price will be one hundred percent (100%) of the Notes Receivable’s face value, plus accrued interest. The Company also has the ability to convert the debt into shares based on the number of shares computed by dividing the face value of each security by a calculated conversion price, which is subject to adjustment provisions, determined at the time of issuance. The securities may be converted from May 3, 2024, the first anniversary of the issue date of the first agreement, to April 15, 2026, one month prior to the maturity date to the second agreement. In March 2024, the Company notified the issuer of the Notes Receivable that it was exercising its redemption right with respect to the entire principal amount of the Notes Receivable after the first anniversary of their issue dates (May 3 and May 16, 2024, respectively) for an aggregate redemption price of $2.090 million (representing the principal amount plus 4.5% per annum yield to the redemption date). The issuer has taken the position that the Notes Receivable are not redeemable until August 3, 2024 and August 16, 2024, and as a result that redemption notice submitted in March were premature. We have attempted to redeem the $2 million aggregate principal amount of the convertible Notes Receivable in June 2024, but have not received a response to our most recent request.
The Company’s debt securities are classified as available-for-sale (“AFS”) pursuant to Accounting Standards Codification (“ASC”) 320 - Investments - Debt Securities. AFS securities are recorded at fair value. As of June 30, 2024 and December 31, 2023, management does not believe these AFS investments are recoverable and recorded them at a fair value of $0.
6. Debt
On May 3, 2024, the Company executed a promissory note (“Note”) and subsequently received a loan in the amount of $300 from an individual investor. All principal and accrued interest will be due and payable on the earlier of (i) May 3, 2025 or (ii) upon an event of default, at such time, such amounts declared by the investor will become due and payable by Company. Interest will accrue on this Note at 6.0% and is payable at maturity.
On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP, a related party. All principal and accrued interest will be due and payable on the earlier of (i) March 25, 2025 or (ii) upon an event of default, at such time, such amounts declared by the investor will become due and payable by Company. Interest will accrue on this DGP Note at 6.0% and is payable at maturity.
7. Stockholders’ Equity
Preferred Stock
As of June 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of June 30, 2024 and December 31, 2023, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2024 and December 31, 2023, the Company had 8,651,148 shares and 8,650,753 shares issued and outstanding, respectively.
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
CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from its affiliate, DGP Co., Ltd. (“DGP”). On June 23, 2023, DGP exercised its the option pursuant to the loan and acquired the 3,400,000 shares of Common Stock initially acquired by CBI USA pursuant to the Securities Purchase Agreement. DGP subsequently agreed to sell its shares to a third party, with the closing of 10% (340,000 shares) occurring in February 2024 and the remainder to close by or on September 30, 2024.
The Securities Purchase Agreement, as confirmed and clarified by that certain letter agreement, dated October 31, 2022, between the Company and CBI USA, provided CBI USA together with its affiliates and any “group” of which it or they are a member with the right to designate directors to the Company’s board of directors in proportion to the ownership of CBI USA and its affiliates and any such group. CBI USA and DGP have announced they expect to exercise such rights as a group. Together, they beneficially own 45% of the outstanding shares of Common Stock based on their most recent Schedule 13D amendment. As noted above, DGP has entered into an agreement to sell its remaining shares to a third party by or on September 30, 2024.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Stock Warrants
Warrants to purchase 576,261 shares of common stock at a price of $8.1031 per share were acquired in the December 2021 registered-direct offering transaction. The warrants were classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to this warrant holder on June 23, 2023 and 526,151 were settled as a result. As of June 30, 2024, warrants to purchase 50,110 shares of common stock at a price of $8.1031 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
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
As of June 30, 2024, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 455,292.
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
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 10,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of June 30, 2024, there were 61,971 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$—	$—	$—	$154
General and administrative expense	6	969	11	1,123
	$6	$969	$11	$1,277

Unamortized equity-based compensation expense at June 30, 2024 was $21, which is expected to be amortized over a weighted-average period of 1.4 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. No options were granted during the six months ended June 30, 2024. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the six months ended June 30, 2023:

Six Months Ended June 30,
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the six months ended June 30, 2023 are summarized in the table below. No options were granted during the six months ended June 30, 2024.

	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Six months ended June 30, 2023	$1.58; weighted avg. $1.58	$1.58; weighted avg. $1.58

The weighted-average grant date fair value of common stock options granted in the six months ended June 30, 2023 was $1.26 per common stock option.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2023	12,115	$4.28	5.4	$—
Granted	—	—
Exercised	—	—
Forfeited	(416)	5.51
Outstanding - June 30, 2024	11,699	$5.51	4.9	$—
Exercisable - June 30, 2024	11,699	$5.51	4.9	$—
Vested and Expected to Vest - June 30, 2024	11,699	$5.51	4.9	$—

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2023	3,043	$10.41
Granted	—	—
Vested	(592)	18.47
Forfeited	(417)	3.45
Unvested balance - June 30, 2024	2,034	$12.24
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
9. Income Taxes
The Company incurred a pretax loss in each of the six months ended June 30, 2024 and 2023, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the six months ended June 30, 2024 and 2023 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
10. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the six months ended June 30, 2024 and 2023.
The following is the computation of loss per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(600)	$(5,764)	$(1,429)	$(10,171)
Weighted-average basic and diluted common shares outstanding	8,651,078	8,432,394	8,650,878	7,366,594
Loss per share - basic and diluted	$(0.07)	$(0.68)	$(0.17)	$(1.38)

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of June 30,
	2024	2023
Options to purchase common stock	11,699	166,906
Restricted stock units	2,034	7,700
Warrants to purchase common stock	50,110	50,110
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
Assets measured at fair value on a recurring basis as of June 30, 2024 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Short-term investments:
Investment in convertible notes receivable	—	—	—	—
Total financial assets	$—	$—	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,629	$1,629	$—	$—
Short-term investments:
Investment in convertible notes receivable	—	—	—	—
Total financial assets	$1,629	$1,629	$—	$—
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of as of December 31, 2023 nor June 30, 2024.
There were no transfers between Level 1, 2, or 3, during the six months ended June 30, 2024, and 2023. Both observable and unobservable in puts were used to determine fair value of the positions that the Company classified within the Level 3 category. Unrealized gains and losses associated within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On or around August 6, 2024, the parties reached an agreement in principle to settle the litigation, subject to executing a definitive settlement agreement and approval of the court. A status hearing with the court is set for August 30, 2024. The Company believes that any liability as a result of the settlement will be covered by insurance.
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
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company. The parties proceeded with paper discovery and this matter did not settle at an in-person settlement conference on July 17, 2024. As a result, we are entering the discovery phase of this litigation

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Northwestern University License Agreements
On December 12, 2011, (1) AuraSense, LLC, the Company’s former parent, assigned to the Company all of its worldwide rights and interests under AuraSense, LLC’s 2009 license agreement with Northwestern University (“NU”) in the field of the use of nanoparticles, nanotechnology, microtechnology or nanomaterial-based constructs as therapeutics or accompanying therapeutics as a means of delivery, but expressly excluding diagnostics (the “assigned field”); (2) in accordance with the terms and conditions of this assignment, the Company assumed all liabilities and obligations of AuraSense, LLC as set forth in its license agreement in the assigned field; and (3) in order to secure this assignment and the patent rights from NU, the Company agreed (i) to pay NU an annual license fee, which may be credited against any royalties due to NU in the same year, (ii) to reimburse NU for expenses associated with the prosecution and maintenance of the license patent rights, (iii) to pay NU royalties based on any net revenue generated by the Company’s sale or transfer of any licensed product, (iv) to pay NU, in the event the Company grants a sublicense under the licensed patent rights, the greater of a percentage of all sublicensee royalties or a percentage of any net revenue generated by a sublicensee’s sale or transfer of any licensed product, and (v) to pay NU a percentage of all other sublicense payments received by the Company. In August 2015, the Company entered into a restated license agreement with NU (the “Restated License Agreement”). In February 2016, the Company obtained exclusive license as to NU’s rights in certain SNA technology it jointly owns with NU (the “Co-owned Technology License”). The Company’s license to NU’s rights is limited to the assigned field, however the Company has no such limitation as to its own rights in this jointly owned technology. The Company’s rights and obligations in the Co-owned Technology License agreement is substantially the same as in the Restated License Agreement from August 2015 (collectively referred to as “the Northwestern University License Agreements”). As of June 30, 2024, the Company has paid to NU an aggregate of $11,567 in consideration of each of the obligations described above.
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
Also, refer to the DGP Note in Footnote 6.
14. License Agreement
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
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. The Company is attempting to license its intellectual property to generate value for stockholders. In February 2024, the Company received an upfront payment of $500 from executed a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. In the second quarter, we recognized revenues of $637 from the sale of our samples related to the licensed product. We continue to engage in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
Because we currently have no source of significant, ongoing revenue or committed financing, we will require substantial additional funding in the very near term in order to continue to operate and continue our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. On February 24, 2023, we raised gross proceeds of $5.4 million on the closing of the Private Placement (as defined below) (or net proceeds of approximately $4.6 million after transaction expenses). However, we already used these net proceeds for severance payments, warrant put payments, acquisition of the Notes Receivable, payroll, and general working capital purposes as we pursue strategic alternatives. As of June 30, 2024, our cash and cash equivalents were $0.5 million. We have attempted to redeem the $2 million aggregate principal amount of the convertible Notes Receivable in March and again in May, but have not received a response to our most recent request. Management does not believe the Notes Receivable are recoverable and they have been written down to $0 on our balance sheet. See “Risk Factors – We may not be able to redeem the investment in notes receivable.”
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
CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from its affiliate, DGP Co., Ltd. (“DGP”). On June 23, 2023, DGP exercised its the option pursuant to the loan and acquired the 3,400,000 shares of Common Stock initially acquired by CBI USA pursuant to the Securities Purchase Agreement. DGP subsequently agreed to sell its shares to a third party, with the closing of 10% (340,000 shares) occurring in February 2024 and the remainder to close by or on September 30, 2024.
The Securities Purchase Agreement, as confirmed and clarified by that certain letter agreement, dated October 31, 2022, between the Company and CBI USA, provided CBI USA together with its affiliates and any “group” of which it or they are a member with the right to designate directors to the Company’s board of directors in proportion to the ownership of CBI USA and its affiliates and any such group. CBI USA and DGP have announced they expect to exercise such rights as a group. Together, they beneficially own 45% of the outstanding shares of Common Stock based on their most recent Schedule 13D amendment. As noted above, DGP has entered into an agreement to sell its remaining shares to a third party by or on September 30, 2024.
Nasdaq Listing Requirements Deficiency Notice
As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, the Company received a delinquency notification that the closing bid price of the Company’s stock traded below $1.00 for the previous 30 consecutive business days. The Company’s stock price has remained below $1.00 since receipt of the notification, which must be cured by September 9, 2024, per the March 12, 2024 extension letter received from Nasdaq. As described below, the Company now has until September 16, 2024 to cure all outstanding deficiencies pursuant to the decision of the Nasdaq Hearings Panel. The Company intends to attempt to cure the bid price deficiency by effecting another reverse stock split, subject to stockholder approval. A special meeting of stockholders has been called for August 15, 2024, at which stockholders will vote on a proposal to approve a reverse stock split at a ratio in the range of 1-for-2 to 1-for-15, with such ratio to be determined at the discretion of the Board of Directors.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2024. The Company is not in compliance with this requirement based on its June 30, 2024 balance sheet.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition. The Company has received numerous deficiency notifications with respect to these requirements in the past year. Although the Company believes it is currently in compliance, there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified the Company that it did not comply with listing requirements by not holding an annual meeting in 2023. The Company held its combined 2023 and 2024 annual meeting on June 28, 2024.
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq at May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023. The Annual Report Form 10-K was filed on June 6, 2024.
•Although the Company filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, the Company received a delisting determination from the Nasdaq staff as a result of not filing its Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file its Form 10-Q for the quarter ended March 31, 2024 (which was subsequently filed on June 17, 2024). The staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s hearings panel, the hearing took place on July 9, 2024. On July 31, 2024, the Company received formal notice that the Nasdaq Hearings Panel determined to continue the Company’s listing subject to the Company evidencing compliance with all applicable criteria for continued listing on The Nasdaq Capital Market by September 16, 2024. The Company is diligently working to timely satisfy the terms of the Panel’s decision and to ensure the Company’s continued listing on Nasdaq.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Change
Revenue:
Revenue	$—	$—	$—	—%
Total revenue	—	—	—	—%
Operating expenses:
General and administrative expense	1,235	5,642	(4,407)	(78)%
Total operating expenses	1,235	5,642	(4,407)	(78)%
Operating loss	(1,235)	(5,642)	4,407	(78)%
Other (expense) income, net:
Dividend income	1	15	(14)	(93)%
Interest income	3	13	(10)	(77)%
Interest expense	(6)	—	(6)	(100)%
Other income	637	—	637	100%
Other expense	—	(150)	150	(100)%
Total other/(expense), net	635	(122)	757	(620)%
Net loss before provision for income taxes	(600)	(5,764)	5,164	(90)%
Provision for income taxes	—	—	—	—%
Net loss	$(600)	$(5,764)	$5,164	(90)%

General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Change
General and administrative expense	$1,235	$5,642	(4,407)	(78)%
Full time employees	5	7	(2)

General and administrative expense was $1.2 million for the three months ended June 30, 2024, representing an decrease of $4.4 million or 78%, from $5.6 million for the three months ended June 30, 2023. The decrease for the three months ended June 30, 2024 was mostly due to higher costs in 2023 due to separation pay for executives and related stock based compensation expense, and consulting fees, partially offset by lower bonus, retention, and insurance expense. In addition, $0.9 million of expenses, primarily facilities, depreciation and other expense and platform and discovery-related expense, no longer met the criteria to be classified as research and development expenses due to the shift in our historical operations suspending all research and development activities as discussed above.

Other Income
The Company sold samples of its clinical products to a private clinical stage biopharmaceutical company.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change
Revenue:
Revenue	$500	$—	500	100%
Total Revenue	500	—	500	100%
Operating expenses:
Research and development expense	—	1,423	(1,423)	(100)%
General and administrative expense	2,571	8,758	(6,187)	(71)%
Total operating expenses	2,571	10,181	(7,610)	(75)%
Operating loss	(2,071)	(10,181)	8,110	(80)%
Other income, net:
Dividend income	5	32	(27)	(84)%
Interest income	6	24	(18)	(75)%
Interest expense	(6)	—	(6)	(100)%
Other income	637	—	637	(100)%
Other expense	—	(46)	46	(100)%
Total other income	642	10	632	6,320%
Net loss before provision for income taxes	(1,429)	(10,171)	8,742	(86)%
Provision for income taxes	—	—	—	—%
Net loss	$(1,429)	$(10,171)	$8,742	(86)%

Revenue
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company received an exclusive license in the field of hepatitis to all of the Company’s relevant patents. An initial payment of $500 was paid to the Company after the execution of this agreement.
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

Research and development expense was $0.0 million for the six months ended June 30, 2024, reflecting a decrease of $1.4 million, or 100% from research and development expense of $1.4 million for six months ended June 30, 2023. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023. As a result, after the first quarter of 2023, the Company determined it was no longer appropriate to record any research and development expenses.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change
General and administrative expense	$2,571	$8,758	(6,187)	(71)%
Full time employees	5	7	(2)

General and administrative expense was $2.6 million for the six months ended June 30, 2024, representing an decrease of $6.2 million or 71%, from $8.8 million for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 was mostly due to lower professional fees as a result of reduced operations and higher costs in 2023 from the separation pay of former executives and related stock based compensation expense.
Other Income
The Company sold samples of its clinical products during the second quarter to a private clinical stage biopharmaceutical company.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating limited revenue.
As of June 30, 2024, our cash and cash equivalents were $0.5 million as compared to $0.8 million as of December 31, 2023. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements. We attempted to redeem the $2 million aggregate principal amount of the convertible Notes Receivable in March and again in May, but have not received a response to our most recent request. Management does not believe the Notes Receivable are recoverable and they have been written down to $0 on our balance sheet. See “Risk Factors – We do not expect to be able to redeem the investment in convertible Notes Receivable.”
We incurred net losses of approximately $1.4 million and $10.2 million for the six months ended June 30, 2024 and 2023, respectively. We expect to incur significant expenses and negative cash flows for the foreseeable future.
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

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
	(unaudited)
Net cash used in operating activities	$(1,616)	$(8,129)
Net cash used in investing activities	—	(1,789)
Net cash provided by financing activities	1,000	3,676
Net (decrease) in cash, cash equivalents, and restricted cash	$(616)	$(6,242)

Operating activities
Net cash used in operating activities was $1.6 million and $8.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used in operating activities for the six months ended June 30, 2024 of $6.5 million was due to the reduction of operating activities and lower headcount, and revenue received related to the patent license agreement.
Investing activities
Net cash used in investing activities was $0.0 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash provided by investing activities of $1.8 million was primarily due to purchase of the convertible Notes Receivable.
Financing activities
Net cash provided by financing activities was $1.0 million and $3.7 million for six months ended June 30, 2024 and 2023, respectively. The decrease of $2.7 million is due to the funds received from the Private Placement in February 2023.
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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
2.Management’s review of the accounting treatment of non-routine activities.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On or around August 6, 2024, the parties reached an agreement in principle to settle the litigation, subject to executing a definitive settlement agreement and approval of the court. A status hearing with the court is set for August 30, 2024. The Company believes that any liability as a result of the settlement will be covered by insurance.
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
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company. The parties proceeded with paper discovery and this matter did not settle at an in-person settlement conference on July 17, 2024. As a result, we are entering the discovery phase of this litigation

We may also be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Given the Company’s current focus to explore growth through strategic transactions with potential partners, the Company’s ability to execute its current business plan depends on its ability to obtain additional funding via a strategic transaction or a series of strategic transactions, or to obtain funding to support such a transaction. We currently have no source of significant, ongoing revenues or committed financing, and our financial resources are limited to our cash and cash equivalents. Substantial additional funding is needed in the very near term.
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

We require significant capital resources in order to continue to operate our business and conduct our exploration of strategic alternatives, and our very limited liquidity could materially and adversely affect our business operations. Because we have no current source of significant, ongoing revenue or committed financing, our current available cash and cash equivalents provide us with very limited liquidity. Our existing cash and cash equivalents are not sufficient for us to continue to fund our business operations. Substantial additional funding is needed in the very near term. Any such required additional capital may not be available on reasonable terms, if at all, due to a variety of factors, including uncertainty about the future direction of the Company and investor reaction to our controlling stockholders and board and management composition, as well as broader conditions in the economy and capital markets, including recent volatility caused by inflation and other factors. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend our operating runway is limited. Without sufficient additional capital funding in the very near term, we may be required, among other things, to seek bankruptcy protection and/or cease operations.
We do not expect to be able to redeem the investment in convertible Notes Receivable.

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
In response, thee issuer took the position that the investment in convertible Notes Receivable were not redeemable until August 3, 2024 and August 16, 2024.
We again attempted to redeem the entire principal amount of the convertible Notes Receivable in in May, but have not received a response to our most recent request. As a result, management does not believe the Notes Receivable are recoverable and they have been written down to $0 on our balance sheet.

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
Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at June 30, 2024, our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us in the very near term to fund our operations and exploration of strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year and recently received a delisting determination from the Nasdaq staff. These related to, or may in the future relate to:

•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, the Company received a delinquency notification that the closing bid price of the Company’s stock traded below $1.00 for the previous 30 consecutive business days. The Company’s stock price has remained below $1.00 since receipt of the notification, which must be cured by September 9, 2024, per the March 12, 2024 extension letter received from Nasdaq. As described below, the Company now has until September 16, 2024 to cure all outstanding deficiencies pursuant to the decision of the Nasdaq Hearings Panel. The Company intends to attempt to cure the bid price deficiency by effecting another reverse stock split, subject to stockholder approval. A special meeting of stockholders has been called for August 15, 2024, at which stockholders will vote on a proposal to approve a reverse stock split at a ratio in the range of 1-for-2 to 1-for-15, with such ratio to be determined at the discretion of the Board of Directors.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2024. The Company is not in compliance with this requirement based on its June 30, 2024 balance sheet.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition. The Company has received numerous deficiency notifications with respect to these requirements in the past year. Although the Company believes it is currently in compliance, there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified the Company that it did not comply with listing requirements by not holding an annual meeting in 2023. The Company held its combined 2023 and 2024 annual meeting on June 28, 2024
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq at May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023. The Annual Report Form 10-K was filed on June 6, 2024.
•Although the Company filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, the Company received a delisting determination from the Nasdaq staff as a result of not filing its Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file its Form 10-Q for the quarter ended March 31, 2024 (which was subsequently filed on June 17, 2024). The staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s hearings panel. A hearing has been scheduled for July 9, 2024. On July 31, 2024, the Company received formal notice that the Nasdaq Hearings Panel determined to continue the Company’s listing subject to the Company evidencing compliance with all applicable criteria for continued listing on The Nasdaq Capital Market by September 16, 2024. The Company is diligently working to timely satisfy the terms of the Panel’s decision and to ensure the Company’s continued listing on Nasdaq.
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
Between our inception in June 2011 and the Company’s decision to engage in a broader exploration of strategic alternatives, we devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of June 30, 2024, we have generated an accumulated deficit of $209.8 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion. For the six months ended June 30, 2024 and 2023, our net loss was $1.4 million and $10.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
Although we have generated a limited amount of revenues from licensing and sales of supplies, we have not generated, and do not expect to generate, any product revenue for the foreseeable future and currently have no source of significant, ongoing revenue or committed financing, and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. Our future financial performance and condition are substantially dependent on the results of our ongoing exploration of strategic alternatives, and we cannot predict whether we will be successful.
We are pursuing asset out-licenses, asset sales and similar strategic transactions with respect to our historical assets. There can be no assurance that we will be successful in executing such a strategic transactions.
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
CBI USA and DGP collectively own approximately 45% of outstanding Common Stock and exercise significant influence over us. We previously had been a “controlled company” under the corporate governance rules for Nasdaq-listed companies and still do not have a majority independent board. Members of our board and management are directly affiliated with CBI and DGP. Investors may be hesitant to invest in the Company given the influence of CBI and DGP. In addition, should the interest or interests of our controlling stockholders differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 13, 2024

EXICURE, INC.

By:	/s/ Paul Kang
Paul Kang
Chief Executive Officer

By:	/s/ Jiyoung Hwang
Jiyoung Hwang
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer