Form 10-Q
period 2024-09-30
EXICURE, INC.
filed 2024-11-14
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of November 7, 2024, there were 2,172,323 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•whether we receive any royalties or license fees in the future from our historical biotechnology intellectual property and other assets, which we sold in September 2024;

•our ability to remain listed on The Nasdaq Capital Market (“Nasdaq”), including the ability to maintain minimum stockholders’ equity and stock price, and comply with applicable governance requirements, among other requirements, for continued listing on Nasdaq and demonstrate our ability to maintain long-term compliance to the Nasdaq Hearings Panel (the “Panel”) in connection with our pending appeal to the Panel of a delisting determination from the Nasdaq staff;

•our ability to close the investments by HiTron Systems, Inc. in a timely manner, including our ability to obtain stockholder approval of the second $8.7 million investment and to otherwise satisfy all closing conditions with respect thereto;

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
•our ability to operate our business without infringing the intellectual property rights of others;
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
Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed with the SEC as exhibits thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no, and specifically decline any, obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Exicure,” “we,” “us” and “our” refers to Exicure, Inc., a Delaware corporation, and, where appropriate, our subsidiary.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$343	$816
Other receivable	1,350	15
Prepaid expenses and other current assets	907	1,193
Total current assets	2,600	2,024
Property and equipment, net	33	54
Right-of-use asset	5,926	6,517
Other noncurrent assets	2,072	2,985
Total assets	$10,631	$11,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,337	1,631
Accrued expenses and other current liabilities	2,318	879
Total current liabilities	3,655	2,510
Lease liability, noncurrent	5,431	6,039
Total liabilities	9,086	8,549

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 2,172,323 issued and outstanding, September 30, 2024; 1,832,988 issued and outstanding, December 31, 2023 *	—	—
Additional paid-in capital	193,628	192,594
Accumulated deficit	(192,083)	(189,563)
Total stockholders’ equity	1,545	3,031
Total liabilities and stockholders’ equity	$10,631	$11,580
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Revenue	$—	$—	$500	$—
Total revenue	—	—	500	—
Operating expenses:
Research and development expense	—	—	—	1,423
General and administrative expense	1,434	2,397	4,005	11,155
Litigation legal expense	1,138	—	1,138	—
Loss from sale of property and equipment	—	920	—	920
Total operating expenses	2,572	3,317	5,143	13,498
Operating loss	(2,572)	(3,317)	(4,643)	(13,498)
Other income (expense), net:
Changes in fair value of investment in convertible notes receivable	—	(2,000)	—	(2,000)
Dividend income	—	13	5	45
Interest income	1	4	7	28
Interest expense	(12)	—	(18)	—
Other income (expense), net	1,500	44	2,137	(2)
Total other income (expense), net	1,489	(1,939)	2,131	(1,929)
Net loss before provision for income taxes	(1,083)	(5,256)	(2,512)	(15,427)
Provision for income taxes	(8)	—	(8)	—
Net loss	$(1,091)	$(5,256)	$(2,520)	$(15,427)

Basic and diluted loss per common share *	$(0.57)	$(3.04)	$(1.36)	$(9.89)

Weighted-average basic and diluted common shares outstanding *	1,899,412	1,730,104	1,855,286	1,559,868
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares *	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	1,832,988	$—	$192,594	$(189,563)	$3,031
Equity-based compensation	—	—	5	—	5
Vesting of restricted stock units and related repurchases	40	—	—	—	—
Net loss	—	—	—	(829)	(829)
Balance at March 31, 2024	1,833,028	$—	$192,599	$(190,392)	$2,207
Equity-based compensation	—	—	6	—	6
Vesting of restricted stock units and related repurchases	40	—	—	—	—
Net loss	—	—	—	(600)	(600)
Balance at June 30, 2024	1,833,068	$—	$192,605	$(190,992)	$1,613
Equity-based compensation	—	—	5	—	5
Vesting of restricted stock units and related repurchases	41	—	—	—	—
Issuance of common stock, debt to equity conversion	339,214	—	1,018	—	1,018
Net income	—	—	—	(1,091)	(1,091)
Balance at September 30, 2024	2,172,323	$—	$193,628	$(192,083)	$1,545

* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares *	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2023	1,096,017	$—	$187,571	$(172,649)	$14,922
Equity-based compensation	—	—	308	—	308
Reclassification of common stock warrants to liability	—	—	(800)	—	(800)
Vesting of restricted stock units and related repurchases	1,112	—	(1)	—	(1)
Issuance of common stock, net	680,000	—	4,597	—	4,597
Net loss	—	—	—	(4,407)	(4,407)
Balance at March 31, 2023	1,777,129	$—	$191,675	$(177,056)	$14,619
Equity-based compensation	—	—	969	—	969
Vesting of restricted stock units and related repurchases	55,369	—	(119)	—	(119)
Net loss	—	—	—	(5,764)	(5,764)
Balance at June 30, 2023	1,832,498	$—	$192,525	$(182,820)	$9,705
Equity-based compensation	—	—	50	—	50
Vesting of restricted stock units and related repurchases	442	—	(1)	—	(1)
Net loss	—	—	—	(5,256)	(5,256)
Balance at September 30, 2023	1,832,940	$—	$192,574	$(188,076)	$4,498

* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,520)	$(15,427)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21	627
Equity-based compensation	16	1,327
Amortization of right-of-use asset	591	551
Changes in fair value of investment in convertible notes receivable	—	2,000
Loss from sale of property and equipment	—	920
Changes in operating assets and liabilities:
Other receivable	(1,335)	—
Prepaid expenses and other current assets	607	124
Other noncurrent assets	—	291
Accounts payable	(293)	504
Accrued expenses	1,457	78
Other liabilities	(609)	(536)
Net cash used in operating activities	(2,065)	(9,541)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(2,000)
Proceeds from sale of property and equipment	—	211
Net cash used in investing activities	—	(1,789)
Cash flows from financing activities:
Proceeds from short-term borrowing	1,000	—
Proceeds from common stock offering	—	5,440
Payment of common stock financing costs	—	(843)
Payment of exercise of common stock warrants	—	(800)
Payments for minimum statutory tax withholding related to net share settlement of equity awards	—	(122)
Net cash provided by provided by financing activities	1,000	3,675

Net (decrease) in cash, cash equivalents, and restricted cash	(1,065)	(7,655)
Cash, cash equivalents, and restricted cash - beginning of period	2,016	9,777
Cash, cash equivalents, and restricted cash - end of period	$951	$2,122

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Non-cash investing activities:
Other receivable from sale of property and equipment	$—	$711
Non-cash financing activities:
Equity effect of debt to equity conversion	$1,018	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$343	$816
Restricted cash included in other noncurrent assets	608	1,200
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$951	$2,016

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern
Description of Business
Exicure, Inc. was historically an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. The Company is engaging in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiary, Exicure Operating Company. All intercompany transactions and accounts are eliminated in consolidation.
Reverse Stock Split
At the Company’s Special Meeting of Stockholders held on August 15, 2024, the Company’s stockholders approved a proposal to approve and adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its shares of common stock, issued and outstanding or reserved for issuance, at a ratio within the range from 1-for-2 to 1-for-15, with such ratio to be determined in the discretion of the Board of Directors. On August 20, 2024, the Company’s Board of Directors adopted resolutions to effect as soon as reasonably practicable the reverse split of the issued and outstanding shares of the Common Stock at a ratio of 1-for-5.
The Company effected a reverse stock split of its Common Stock at a ratio of 1-for-5 as of 5:00 p.m. Eastern Time on August 27, 2024. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share in lieu thereof. An additional 102,837 shares were issued as a result of the fractional shares rounded up. All information presented in the accompanying unaudited condensed consolidated financial statements, unless otherwise indicated herein, assumes a 1-for-5 reverse stock split of the Company’s outstanding shares of Common Stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such assumed reverse stock split.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2024, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ended September 30, 2024 and 2023, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, and the results of its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 6, 2024.
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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of September 30, 2024, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of September 30, 2024, the Company’s cash and cash equivalents were $343. Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Substantial additional financing will be needed by the Company to fund its operations.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company is still in the process of assessing the full impact of adopting this standard on the enhanced disclosure requirements in the notes to the Company’s financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). Update 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to adopt Update No. 2023-09 prospectively. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.
3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	September 30, 2024	December 31, 2023
Prepaid insurance	$455	$508
Prepaid franchise tax	28	259
Lease costs	260	235
Prepaid professional fees	70	95
Prepaid software	46	72
Other	48	24
Prepaid expenses and other current assets	$907	$1,193
Other noncurrent assets

	September 30, 2024	December 31, 2023
Restricted cash	$608	$1,200
Prepaid insurance	1,464	1,785
Other noncurrent assets	$2,072	$2,985

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	September 30, 2024	December 31, 2023
Scientific equipment	$246	$246
Computers and software	3	3
Furniture and fixtures	30	30
Property and equipment, gross	279	279
Less: accumulated depreciation and amortization	(246)	(225)
Property and equipment, net	$33	$54
Depreciation and amortization expense was $21 and $627 for the nine months ended September 30, 2024 and 2023, respectively.
Accrued expenses and other current liabilities

	September 30, 2024	December 31, 2023
Current lease liability	$697	$626
Accrued payroll-related expenses	—	71
Accrued legal expenses	267	34
Accrued litigation legal fee	1,138	—
Accrued other expenses	216	148
Accrued expenses and other current liabilities	$2,318	$879
4. Leases
The Company’s lease arrangements at September 30, 2024 consist of (i) a lease for office space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) a lease for office equipment (the “Office Equipment Lease”). The Chicago Lease and the Office Equipment Lease are classified as operating leases.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$143	$52	$428	$704
Variable lease costs	119	232	122	545
Short term lease costs	8	—	28	—
Total lease costs	$270	$284	$578	$1,249
The Company made cash payments for operating leases $716 and $1,379 during the nine months ended September 30, 2024 and 2023, respectively. On June 11, 2024, the Company received a formal notice from its landlord indicating the landlord will draw on the restricted cash account designated for the lease as a result of past due rent for December 2023 through June 2024. The landlord continued to make monthly withdrawals from the restricted cash account and the Company is current on its rent payments. These draws are within the terms and conditions of the lease and the related restricted cash account.
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
Refer to Note 15 Subsequent Events for information about Subtenant’s notice of termination of the Sublease Agreement.
The following table summarizes sublease receipts in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sublease amounts paid to landlord	$178	$179	$524	$179
Total	$178	$179	$524	$179

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
The Company’s debt securities are classified as available-for-sale (“AFS”) pursuant to Accounting Standards Codification (“ASC”) 320 - Investments - Debt Securities. AFS securities are recorded at fair value. As of September 30, 2024 and December 31, 2023, management does not believe these AFS investments are recoverable and recorded them at a fair value of $0.
6. Debt
On May 3, 2024, the Company executed a promissory note (“Note”) and subsequently received a loan in the amount of $300 from an individual investor. All principal and accrued interest were due and payable on the earlier of (i) May 3, 2025 or (ii) upon an event of default, at such time, such amounts declared by the investor would become due and payable by Company. Interest accrued on this Note at 6.0% and was payable at maturity.
On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP, a related party. All principal and accrued interest were due and payable on the earlier of (i) March 25, 2025 or (ii) upon an event of default, at such time, such amounts declared by the investor would become due and payable by Company. Interest accrued on this DGP Note at 6.0% and was payable at maturity.
On September 11, 2024, the Company executed two Debt for Equity Exchange Agreements converting the existing debt and related interest described above into shares of its common stock. The Company exchanged in full satisfaction of the principal and accrued interest obligations on the Note into 101,991 of its common stock shares. The Company exchanged in full satisfaction of the principal and accrued interest obligations on the DGP Note into 237,223 shares of its common stock. As this was considered a troubled debt restructuring with a related party, the difference between fair value and book value was recognized within additional paid in capital.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7. Stockholders’ Equity
Preferred Stock
As of September 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
As of September 30, 2024 and December 31, 2023, the Company had authorized 200,000,000 shares of common stock, par value $0.0001. As of September 30, 2024 and December 31, 2023, the Company had 2,172,323 shares and 1,832,988 shares issued and outstanding, respectively.
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
September 2022 PIPE (Private Investment in Public Equity)
Securities Purchase Agreement
On September 26, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CBI USA, Inc. (“CBI USA”), pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 680,000 shares of Common Stock, at a purchase price of $8.00 per share. The private placement closed on February 24, 2023 (the “Closing Date”). The Company received gross proceeds of $5,440 from the September 2022 PIPE (or net proceeds of $4,597 after transaction expenses).
CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from its affiliate, DGP Co., Ltd. (“DGP”). On June 23, 2023, DGP exercised its the option pursuant to the loan and acquired the 680,000 shares of Common Stock initially acquired by CBI USA pursuant to the Securities Purchase Agreement. DGP subsequently agreed to sell its shares to a third party, with the closing of 10% (68,000 shares) occurring in February 2024 and the remainder to close by or on October 31, 2024. The sale of the remainder did not close on October 31, 2024. However, on October 31, 2024, DGP agreed to sell 612,000 shares to two different third parties, with such sales expected to close by February 2025 subject to satisfaction of certain conditions.
The Securities Purchase Agreement, as confirmed and clarified by that certain letter agreement, dated October 31, 2022, between the Company and CBI USA, provided CBI USA together with its affiliates and any “group” of which it or they are a member with the right to designate directors to the Company’s board of directors in proportion to the ownership of CBI USA and its affiliates and any such group. CBI USA and DGP have announced they expect to exercise such rights as a group. Together, they beneficially own 47% of the outstanding shares of Common Stock as of September 30, 2024 based on their most recent Schedule 13D amendment.
September 2022 Registration Rights Agreement
In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement with CBI USA (the “Registration Rights Agreement’). CBI USA assigned its rights under the Registration Rights Agreement to DGP when DGP acquired the 680,000 shares of Common Stock initially sold to CBI USA. Pursuant

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

to the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of Common Stock sold pursuant to the Securities Purchase Agreement, to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable, and to keep such registration statement continuously effective until the earlier of (i) the date the shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the Closing Date.
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
Registered Direct Offering
On December 16, 2021, the Company completed a securities purchase agreement (the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”) entered into on December 14, 2021, pursuant to which the Company offered to the Purchasers, in a registered direct offering priced at-the-market consistent with the rules of Nasdaq (the “Registered Direct Offering”), (i) an aggregate of 86,711 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share, (ii) pre-funded warrants to purchase up to an aggregate of 143,797 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 115,253 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $49.8900 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $49.7400 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.15). The per share exercise price for the Warrants is $40.5155, the closing bid price of the Company’s Common Stock on December 13, 2021 (and as adjusted for the reverse stock split referenced in Note 1). The Warrants will be exercisable immediately from the closing December 16, 2021, and will expire on the five-year anniversary of the date of issuance, or December 16, 2026. The Pre-Funded Warrants and Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital together with the net proceeds from the Registered Direct Offering. The gross proceeds to the Company from the Registered Direct Offering (excluding effect of subsequent exercises of pre-funded warrants) were $11,478 and net proceeds after deducting the placement agent’s fees and other offering expenses paid or payable by the Company were $10,226. The securities were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-251555) previously filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2020, and which was declared effective by the SEC on January 7, 2021 (the “Registration Statement”).
Each Warrant is exercisable for one share of Common Stock at an exercise price of $40.5155 per share. The Warrants are immediately exercisable as of the date of issuance of December 16, 2021 and will expire on the five-year anniversary of the date of issuance, or December 16, 2026. The Pre-Funded Warrants were offered in lieu of shares of Common Stock to one of the Purchasers whose purchase of shares of Common Stock in the Registered Direct Offering would otherwise result in said Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Direct Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.15 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.
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
Common Stock Warrants
Warrants to purchase 115,253 shares of common stock at a price of $40.5155 per share were acquired in the December 2021 registered-direct offering transaction. The warrants were classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to this warrant holder on June 23, 2023 and 105,231 were settled as a result. As of September 30, 2024, warrants to purchase 10,022 shares of common stock at a price of $40.5155 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
8. Equity-Based Compensation
2017 Equity Incentive Plan
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 38,950 shares of Exicure common stock, which includes 14,466 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 25,559 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 30,667 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. On January 1, 2024, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 30,667 awards.
As of September 30, 2024, the aggregate number of equity awards available for grant under the 2017 Equity Incentive Plan was 91,059. Awards granted under the 2017 Plan are contingent on the participants’ continued employment or provision of non-employee services and are subject to forfeiture if employment or continued service terminates for any reason.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 50 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 2,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of September 30, 2024, there were 12,394 shares available for issuance under the ESPP.
Equity-based compensation expense is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$—	$—	$—	$154
General and administrative expense	5	50	16	1,173
	$5	$50	$16	$1,327

Unamortized equity-based compensation expense at September 30, 2024 was $16, which is expected to be amortized over a weighted-average period of 1.1 years.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of common stock option grants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model also requires the input of highly subjective assumptions. No options were granted during the nine months ended September 30, 2024. The following table presents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the nine months ended September 30, 2023:

Nine Months Ended September 30,
2023
Expected term	5.8 to 5.8 years
Risk-free interest rate	3.83% to 3.83%; weighted avg. 3.83%
Expected volatility	100.9% to 100.9%; weighted avg. 100.9%
Forfeiture rate	5%
Expected dividend yield	—%
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the nine months ended September 30, 2023 are summarized in the table below. No options were granted during the nine months ended September 30, 2024.

	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Nine months ended September 30, 2023	$7.90; weighted avg. $7.90	$7.90; weighted avg. $7.90

The weighted-average grant date fair value of common stock options granted in the nine months ended September 30, 2023 was $6.30 per common stock option.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2023	2,427	$21.40	5.4	$—
Granted	—	—
Exercised	—	—
Forfeited	(84)	27.55
Outstanding - September 30, 2024	2,343	$27.55	4.6	$—
Exercisable - September 30, 2024	2,343	$27.55	4.6	$—
Vested and Expected to Vest - September 30, 2024	2,343	$27.55	4.6	$—

A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2023	609	$52.05
Granted	—	—
Vested	(177)	92.89
Forfeited	(84)	17.25
Unvested balance - September 30, 2024	348	$55.72
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9. Income Taxes
The Company incurred a pretax loss in each of the nine months ended September 30, 2024 and 2023, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the nine months ended September 30, 2024 and 2023 because the Company has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
10. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the nine months ended September 30, 2024 and 2023.
The following is the computation of loss per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,091)	$(5,256)	$(2,520)	$(15,427)
Weighted-average basic and diluted common shares outstanding	1,899,412	1,730,104	1,855,286	1,559,868
Loss per share - basic and diluted	$(0.57)	$(3.04)	$(1.36)	$(9.89)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of September 30,
	2024	2023
Options to purchase common stock	2,343	2,423
Restricted stock units	348	676
Warrants to purchase common stock	10,022	10,022
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets measured at fair value on a recurring basis as of December 31, 2023 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$418	$418	$—	$—
Total financial assets	$418	$418	$—	$—
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of as of December 31, 2023 nor September 30, 2024.
There were no transfers between Level 1, 2, or 3, during the nine months ended September 30, 2024, and 2023. Both observable and unobservable in puts were used to determine fair value of the positions that the Company classified within the Level 3 category. Unrealized gains and losses associated within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
12. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On October 8, the court granted preliminary approval of the settlement in the securities class action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025.
The proposed settlement described above will be fully covered by insurance. However, the settlement will include a reservation of rights by the insurers against the Company for the unsatisfied portion of its self insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.14 million needed to bridge the $2.5 million retainer that the Company is liability for under its self insured retention. The Company is currently negotiating with the insurers to attempt to settle for an amount less than the full retainer amount.
On March 1, 2022, Kapil Puri filed a shareholder derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of Illinois, against Dr. Giljohann and Mr. Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert, captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083. On March 8, 2022, Yixin Sim filed a similar shareholder derivative lawsuit in the same court against the same individuals, captioned Sim v. Giljohann, et al., Case No. 1:22-cv-01217. On April 25, 2022, Stourbridge Investments LLC filed a similar shareholder derivative lawsuit against the same individuals in the United States District Court for the District of Delaware, captioned Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Based on similar factual allegations presented in the Colwell complaint, described above, the Puri, Sim, and Stourbridge complaints (collectively, the

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

“Derivative Complaints”) allege that the defendants caused the Company to issue false and/or misleading statements in the proxy statement for its 2021 Annual Meeting of Stockholders regarding risk oversight, code of conduct, clinical program and compensation matters, among other things, in violation of federal securities law, and committed breaches of fiduciary duties. The Derivative Complaints also assert that Dr. Giljohann and Mr. Bock are liable for contribution under the federal securities laws. The Puri and Stourbridge complaints further assert state law claims for unjust enrichment, and the Puri complaint additionally asserts state law claims for abuse of control, gross mismanagement and corporate waste. The plaintiffs do not quantify any alleged damages in the Derivative Complaints, but seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well as an order directing that certain proposals for strengthening board oversight be put to a vote of the Company’s shareholders. This lawsuit is expected to settle after the securities litigation lawsuit.
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
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company. The parties proceeded with paper discovery and this matter did not settle at an in-person settlement conference on July 17, 2024. As a result, we are in the discovery phase of this litigation
Leases
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
Also, refer to the Note and the DGP Note in Footnote 6.
14. License and Purchase Agreements
License Agreement
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company will receive an exclusive license in the field of hepatitis to all of the Company’s relevant patents. $500 was paid to the Company after the execution of this agreement. This payment was recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company will also be entitled to modest royalties on future net sales on all licensed technology during the term of the licensed patents. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved. This patent license agreement was assigned to, and assumed by, the purchaser pursuant to this purchase agreement, but any royalties would be passed through to the Company.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Purchase Agreement
On September 27, 2024, the Company entered into and closed the sale of certain assets pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). The assets sold to the purchaser consist of the Company’s historical biotechnology intellectual property and other assets and include the Company’s spherical nucleic acid-related technology, research and development programs, and clinical assets (the “Sold Assets”). The Company will receive gross proceeds of $1,500 from the sale of the Sold Assets. The gross proceeds were recognized as other income. The Company will be entitled to royalties and license fees in connection with future sales or licenses derived from the Sold Assets for a period of 10 years as set out in further detail in the purchase agreement. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved. We received $150 in September and $550 in October. The remaining $800 will be received within 6 months from the date of the Purchase Agreement.
15. Subsequent Events
Termination of Sublease Agreement
On October 21, 2024, the Subtenant provided notice that it is exercising its right to termination under the Sublease, effective as of November 30, 2024. However, the Company sent a formal notice disputing the subtenant’s right to terminate the Sublease as the provisions for termination were not met.
Common Stock Purchase Agreement
In an agreement dated November 6, 2024 and executed on November 12, 2024, the Company agreed to sell and issue to HiTron Systems Inc. (“HiTron”) 433,333 shares of common stock, par value $0.0001 per share, for $1,300, at a purchase price of $3.00 per share. The closing of this transaction is expected to occur within 10 days from its execution. After execution, HiTron will be a related party of the Company.
On November 13, 2024, in a subsequent agreement, the Company agreed to sell and issue to HiTron 2,900,000 additional shares of common stock, par value $0.0001 per share, for $8,700, at a purchase price of $3.00 per share. The closing of the investment pursuant to this subsequent agreement is conditioned on stockholder approval, among other customary conditions.

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
Overview
Historically, we were an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. In February 2024, the Company received an upfront payment of $500 from a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. In the second quarter, we recognized other income of $637 from the sale of our samples related to the licensed product. In the third quarter, we sold our historical biotechnology intellectual property and other assets (including the licensing agreement described above) pursuant to the purchase agreement and recognized other income of $1,500. We continue to engage in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
Following the purchase agreement, any value we may generate from our historical biotechnology intellectual property and other assets will be primarily through royalties and license fees that we may receive in the future under the purchase agreement. However, whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control.
Because we currently have no source of significant, ongoing revenue or committed financing, we will require substantial additional funding in the very near term in order to continue to operate and continue our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. On February 24, 2023, we raised gross proceeds of $5.4 million on the closing of the Private Placement (as defined below) (or net proceeds of approximately $4.6 million after transaction expenses). However, we already used these net proceeds for severance payments, warrant put payments, acquisition of the Notes Receivable, payroll, and general working capital purposes as we pursue strategic alternatives. As of September 30, 2024, our cash and cash equivalents were $0.3 million.
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
Recent Developments
Change of Control
On September 26, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CBI USA, Inc. (“CBI USA”), pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 680,000 shares of Common Stock, at a purchase price of $8.00 per share. The private placement closed on February 24, 2023 (the “Closing Date”).
CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from its affiliate, DGP Co., Ltd. (“DGP”). On June 23, 2023, DGP exercised its the option pursuant to the loan and acquired the 680,000 shares of Common Stock initially acquired by CBI USA pursuant to the Securities Purchase Agreement. DGP subsequently agreed to sell its shares to a third party, with the closing of 10% (68,000 shares) occurring in February 2024 and the remainder to close by or on October 31, 2024. The sale of the remainder did not close on October 31, 2024. However, on October 31, 2024, DGP agreed to sell 612,000 shares to two different third parties, with such sales expected to close by February 2025 subject to satisfaction of certain conditions.
The Securities Purchase Agreement, as confirmed and clarified by that certain letter agreement, dated October 31, 2022, between the Company and CBI USA, provided CBI USA together with its affiliates and any “group” of which it or they are a member with the right to designate directors to the Company’s board of directors in proportion to the ownership of CBI USA and its affiliates and any such group. CBI USA and DGP have announced they expect to exercise such rights as a group. Together, they beneficially own 47% of the outstanding shares of Common Stock based on their most recent Schedule 13D amendment.
In an agreement dated November 6, 2024 and executed November 12, 2024, the Company agreed to sell and issue to HiTron Systems Inc. (“HiTron”) 433,333 shares of common stock for $1,300. This agreement provides HiTron with director appointment rights and the appointment of a Chief Restructuring Officer upon closing, which is expected to occur within 10 days from its execution. On November 13, 2024, in a subsequent agreement, the Company agreed to sell and issue to HiTron 2,900,000 additional shares of common stock for $8,700. The closing of the investment pursuant to this subsequent agreement is conditioned on stockholder approval, among other customary conditions.
Nasdaq Listing Requirements Deficiency Notice
As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, the Company received a delinquency notification that the closing bid price of the Company’s stock traded below $1.00 for the previous 30 consecutive business days. The Company effected a one-for-five reverse stock split on August 27, 2024 in order to attempt to raise the stock price. On September 13, 2024, the Company received a letter received from Nasdaq noting it met the closing bid price requirement.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of June 30, 2024. The Company is not in compliance with this requirement based on its September 30, 2024 balance sheet.
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
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s Hearings Panel (“Panel”), and the hearing took place on July 9, 2024. On July 31, 2024, the Company received formal notice that the Panel determined to continue the Company’s listing subject to the Company evidencing compliance with all applicable criteria for continued listing on The Nasdaq Capital Market by September 16, 2024. The Company received an additional extension to November 14, 2024 to satisfy the terms of the Panel’s decision and to ensure the Company’s continued listing on Nasdaq.
•As the Company will not meet Nasdaq’s listing requirements as of September 30, 2024, the Company has requested another extension by the Panel to demonstrate compliance. We cannot provide assurance that the Panel will determine to continue the Company’s listing at the November 14, 2024 expiration of the current extension or that, if another extension is granted, that we will be able to meet the Panel’s requirements by the deadline.
Even if the Company regains compliance with Nasdaq’s listing requirements and satisfied the Panel’s requirements, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.
Reverse Stock Split
On August 26, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, or the Amendment, with the Secretary of State of the State of Delaware to effect a one-for-five (1-for-5) reverse stock split of our outstanding common stock. The Amendment became effective at 5:00 p.m. Eastern Time on August 27, 2024.
The Amendment provided that, at the effective time of the Amendment, every five (5) shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split effected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. As a result of the reverse stock split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted share unit award issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted share unit award, and, in the case of stock options, a proportionate increase in the exercise price of all such stock options. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment was reduced proportionately.
No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of our common stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share).

Our common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on August 28, 2024. The new CUSIP number for our common stock following the reverse stock split is 30205M 309.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Change
Operating expenses:
General and administrative expense	1,434	2,397	(963)	(40)%
Litigation legal expense	1,138	—	1,138	100%
Loss from sale of property and equipment	—	920	(920)	(100)%
Total operating expenses	2,572	3,317	(745)	(22)%
Operating loss	(2,572)	(3,317)	745	(22)%
Other (expense) income, net:
Changes in fair value of investment in convertible notes receivable	—	(2,000)	2,000	(100)%
Dividend income	—	13	(13)	(100)%
Interest income	1	4	(3)	(75)%
Interest expense	(12)	—	(12)	(100)%
Other income	1,500	44	1,456	100%
Total other/(expense), net	1,489	(1,939)	3,428	(177)%
Net loss before provision for income taxes	(1,083)	(5,256)	4,173	(79)%
Provision for income taxes	(8)	—	(8)	—%
Net loss	$(1,091)	$(5,256)	$4,165	(79)%
General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Change
General and administrative expense	$1,434	$2,397	(963)	(40)%
Full time employees	6	6	—

General and administrative expense was $1.4 million for the three months ended September 30, 2024, representing an decrease of $1.0 million or 40%, from $2.4 million for the three months ended September 30, 2023. The decrease for the three months ended September 30, 2024 was mostly due to lower expenses as a result of reduced operations and higher costs in 2023 resulting from the separation costs of former employees.
Litigation legal expense
The increase of $1.1 million for the three months ended September 30, 2024 was due to accruals recorded for the amount of the unsatisfied self insured retainer and legal defense costs related to the securities litigation lawsuit.

Other income
On September 27, 2024, the Company entered into and closed the sale of certain assets pursuant to the Purchase Agreement with the purchaser. The assets sold to the purchaser include the Company’s historical biotechnology intellectual property and other assets and include spherical nucleic acid-related technology, research and development programs, and clinical assets (the “Sold Assets”). The Company will receive gross proceeds of $1,500 from the sale of the Sold Assets.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change
Revenue:
Revenue	$500	$—	500	100%
Total Revenue	500	—	500	100%
Operating expenses:
Research and development expense	—	1,423	(1,423)	(100)%
General and administrative expense	4,005	11,155	(7,150)	(64)%
Litigation legal expense	1,138	—	1,138	100%
Loss from sale of property and equipment	—	920	(920)	(100)%
Total operating expenses	5,143	13,498	(8,355)	(62)%
Operating loss	(4,643)	(13,498)	8,855	(66)%
Other income, net:
Changes in fair value of investment in convertible notes receivable	—	(2,000)	2,000	100%
Dividend income	5	45	(40)	(89)%
Interest income	7	28	(21)	(75)%
Interest expense	(18)	—	(18)	(100)%
Other income	2,137	(2)	2,139	(100)%
Total other income	2,131	(1,929)	4,060	(210)%
Net loss before provision for income taxes	(2,512)	(15,427)	12,915	(84)%
Provision for income taxes	(8)	—	(8)	—%
Net loss	$(2,520)	$(15,427)	$12,907	(84)%

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

Research and development expense was $0.0 million for the nine months ended September 30, 2024, reflecting a decrease of $1.4 million, or 100% from research and development expense of $1.4 million for nine months ended September 30, 2023. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023. As a result, after the first quarter of 2023, the Company determined it was no longer appropriate to record any research and development expenses.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change
General and administrative expense	$4,005	$11,155	(7,150)	(64)%
Full time employees	6	6	—

General and administrative expense was $4.0 million for the nine months ended September 30, 2024, representing an decrease of $7.2 million or 64%, from $11.2 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 was due to higher costs in 2023 from separation pay of former executives and related stock based compensation expense, payroll and related benefits, legal and consulting fees, facility and lease costs, depreciation from assets sold, and the research and development wind down costs that no longer met the criteria to be classified as research and development due to the shift in our historical operations suspending all research and development activities as previous discussed.
Litigation legal expense
The increase of $1.1 million for the nine months ended September 30, 2024 was due to accruals recorded for the amount of the unsatisfied self insured retainer and legal defense costs related to the securities litigation lawsuit.
Loss from sale of property and equipment
In the third quarter of 2023, the Company sold the majority of its scientific equipment through a third party auctioneer and incurred a loss on the sale of these assets as a result.
Other Income
The Company sold samples of its clinical products during the second quarter to a private clinical stage biopharmaceutical company. On September 27, 2024, the Company entered into and closed the sale of certain assets pursuant to the purchase agreement with the Purchaser. The assets sold to Purchaser include the Company’s spherical nucleic acid-related technology, research and development programs, and clinical assets (the “Acquired Assets”) to the Purchaser as described in the purchase agreement. The Company will receive gross proceeds of $1,500 from the sale of the Acquired Assets.

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
As of September 30, 2024, our cash and cash equivalents were $0.3 million as compared to $0.8 million as of December 31, 2023. To date, we have funded our operations primarily with proceeds received from equity financings and to a lesser extent, payments received in connection with collaboration agreements, the License Agreement and the Purchase Agreement.
We incurred net losses of approximately $2.5 million and $15.4 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to incur significant expenses and negative cash flows for the foreseeable future.
The closing of the initial common stock purchase agreement for $1.3 million with HiTron executed on November 12, 2024 is expected to provide the Company with proceeds to fund operations into 2025. However, our current liquidity is not sufficient to continue to fund operations in the long term. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed in the very near term to fund our operations and there is no certainty we will obtain such financing. If we are unable to raise capital, we will be unable to continue operations. We may need to seek bankruptcy protection and/or cease operations in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
The closing of the subsequent $8.7 million investment by HiTron is subject to receipt of stockholder approval, among other customary conditions.
See “Funding Requirements” below for additional information on our future capital needs.

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
	(unaudited)
Net cash used in operating activities	$(2,065)	$(9,541)
Net cash used in investing activities	—	(1,789)
Net cash provided by financing activities	1,000	3,675
Net (decrease) in cash, cash equivalents, and restricted cash	$(1,065)	$(7,655)

Operating activities
Net cash used in operating activities was $2.1 million and $9.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used in operating activities for the nine months ended September 30, 2024 of $7.4 million was due to the reduction of operating activities and lower headcount, and revenue received related to the patent license agreement and the sale of samples of clinical products and the purchase agreement for the Sold Assets.

Investing activities
Net cash used in investing activities was $0.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by investing activities of $1.8 million was primarily due to purchase of the convertible Notes Receivable in 2023.
Financing activities
Net cash provided by financing activities was $1.0 million and $3.7 million for nine months ended September 30, 2024 and 2023, respectively. The decrease of $2.7 million is due to the funds received from the Private Placement in February 2023.
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
The closing of the initial common stock purchase agreement for $1.3 million with HiTron executed on November 12, 2024 is expected to close in the near term and provide the Company with proceeds to fund operations into 2025. The closing of the subsequent $8.7 million investment by HiTron would provide additional liquidity and reduce our short-term funding needs. However, it is subject to receipt of stockholder approval, among other customary conditions, so we cannot provide assurance as to whether we will satisfy those conditions and close the investment, in a timely manner or at all.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-0663. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On October 8, the court granted preliminary approval of the settlement in the securities class action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025.
The proposed settlement described above will be fully covered by insurance. However, the settlement will include a reservation of rights by the insurers against the Company for the unsatisfied portion of its self insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer, approximately $1.14 million. The Company is currently negotiating with the insurers to attempt to settle for an amount less than the full retainer amount. On November 12, 2024, the Company successfully negotiated with one of the insurers that will result in a small gain in the fourth quarter.
The Company is currently negotiating with the insurers to settle for an amount that will be less than the full retainer amount. The Company will record a significant gain once this settlement with the insurers is executed.
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

On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company. The parties proceeded with paper discovery and this matter did not settle at an in-person settlement conference on July 17, 2024. As a result, we are in the discovery phase of this litigation.
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
The closing of the initial common stock purchase agreement for $1.3 million with HiTron executed on November 12, 2024 is expected to close in the near term and provide the Company with proceeds to fund operations into 2025. The closing of the subsequent $8.7 million investment by HiTron would provide additional liquidity and reduce our short-term funding needs. However, it is subject to receipt of stockholder approval, among other customary conditions, so we cannot provide assurance as to whether we will satisfy those conditions and close the investment, in a timely manner or at all.
It is uncertain if or when we will recognize any royalties or license payments arising from our historical biotechnology intellectual property and other assets.

After we announced the wind down of our historical biotechnology activities in September 2022, we undertook an effort to generate value from our historical assets. This resulted in $2.6 million of revenues and other income in the nine months ended September 30, 2024 as we licensed certain assets and then sold our historical biotechnology intellectual property and other assets (including the licensed assets and licensing agreement) pursuant to the Purchase Agreement. However, following the Purchase Agreement, any additional value we may generate from our historical biotechnology intellectual property and other assets will be primarily through royalties and license fees that we may receive in the future under the Purchase Agreement. Whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control. As a result, we cannot provide any assurance that we will ever generate additional revenue from this Purchase Agreement.
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
In response, the issuer took the position that the investment in convertible Notes Receivable were not redeemable until August 3, 2024 and August 16, 2024.
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
Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at September 30, 2024, our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us in the very near term to fund our operations and exploration of strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, the Company has received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year and recently received a delisting determination from the Nasdaq staff. These related to, or may in the future relate to:
•Compliance with Nasdaq’s minimum bid price rule due to the Company’s stock trading below $1.00 for a sustained period of time. The Company effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, the Company received a delinquency notification that the closing bid price of the Company’s stock traded below $1.00 for the previous 30 consecutive business days. The Company effected a one-for-five reverse stock split on August 27, 2024 in order to attempt to raise the stock price. On September 13, 2024, the Company received a letter received from Nasdaq noting it met the closing bid price requirement.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of September 30, 2024. The Company is not in compliance with this requirement based on its September 30, 2024 balance sheet.
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
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s Hearings Panel (“Panel”), and the hearing took place on July 9, 2024. On July 31, 2024, the Company received formal notice that the Panel determined to continue the Company’s listing subject to the Company evidencing compliance with all applicable criteria for continued listing on The Nasdaq Capital Market by September 16, 2024. The Company received an additional extension to November 14, 2024 to satisfy the terms of the Panel’s decision and to ensure the Company’s continued listing on Nasdaq.
•As the Company will not meet Nasdaq’s listing requirements as of September 30, 2024, the Company has requested another extension by the Panel to demonstrate compliance. We cannot provide assurance that the Panel will determine to continue the Company’s listing at the November 14, 2024 expiration of the current extension or that, if another extension is granted, that we will be able to meet the Panel’s requirements by the deadline.

We may not be successful in our appeal or be able to regain compliance with Nasdaq’s listing requirements and our failure to do so may result in the delisting of our Common Stock by Nasdaq. Even if the Company is successful in our appeal, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.
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
Between our inception in June 2011 and the Company’s decision to engage in a broader exploration of strategic alternatives, we devoted our resources to the development of SNA technology, and are currently exploring out-licensing opportunities and strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of September 30, 2024, we have generated an accumulated deficit of $210.9 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion. For the nine months ended September 30, 2024 and 2023, our net loss was $2.5 million and $15.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
We are dependent on our information technology systems and infrastructure for our business. We collect, store and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack or unauthorized access and use by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology systems and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.
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
CBI USA and DGP collectively own approximately 47% of outstanding Common Stock as of September 30, 2024 and exercised significant influence over us. We previously had been a “controlled company” under the corporate governance rules for Nasdaq-listed companies. Members of our board and management are directly affiliated with CBI USA and DGP and will be affiliated with HiTron after the closing of its investments. HiTron will be a significant investor after the closing of its initial investment of $1.3 million, which is expected to occur within 10 days after November 12, 2024 and will be the largest stockholder in the Company after the closing of its subsequent investment of $8.7 million, which is subject to stockholder approval, among other conditions. Investors may be hesitant to invest in the Company given the influence of CBI, DGP, and HiTron and potential influence of other significant investors if DGP’s agreement to sell 612,000 shares to third parties is completed. In addition, should the interest or interests of our controlling stockholders differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.
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

For so long as CBI USA, DGP, and HiTron own a significant stake, they (and/or their transferees) will have substantial control over the elections of our directors and to approve any other corporate action requiring the affirmative vote of holders of a majority of the outstanding shares of our Common Stock. This could deter investment in the Company and adversely impact our stock price and ability to obtain financing. These impacts may be more pronounced in the near term as investors assess the direction of the Company under the control of HiTron, CBI USA, and DGP and the actions of the new board and management. This could deter investment as it creates uncertainty as to the transferees’ intentions with respect to the Company.
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
We were an “emerging growth company” as defined in the JOBS Act until December 31, 2023. As such, we took advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we were only required to provide two years of audited financial statements. Even though we no longer qualify as an emerging growth company as of 2024, we still qualify as a “smaller reporting company” and a “non-accelerated filer” which allows us to continue to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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
As of December 31, 2023, we determined that we ceased operations of our historical business enterprise which subjects us to a zero limitation as defined under IRC Section 382(c). Therefore, we are restricted in our ability to use any of the historical net operating losses that occurred before the most recent ownership change in the fourth quarter of 2022.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.
2.1***	Asset Purchase Agreement by and between Flashpoint Therapeutics, Inc. and Exicure, Inc. dated as of September 27, 2024.	8-K	10.1	9/30/24	001-39011

3.1	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 26, 2017.	8-K	3.2	10/02/17	000-55764

3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.	8-K	3.1	06/29/22	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective August 27, 2024	8-K	3.1	8/26/24	001-39011

10.1	Debt for Equity Exchange Agreement	8-K	N/A	9/12/24	001-39011

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
*** Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2024

EXICURE, INC.

By:	/s/ Paul Kang
Paul Kang
Chief Executive Officer

By:	/s/ Jiyoung Hwang
Jiyoung Hwang
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer