Form 10-K
period 2024-12-31
EXICURE, INC.
filed 2025-03-18
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
400 Seaport Court, Suite 102
Redwood City, CA 94063
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7.6 million, based on a closing price of $1.60 per share of the registrant's common stock as reported on The Nasdaq Capital Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 12, 2025, the registrant had 6,317,771 shares of common stock outstanding.

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
~~•~~our ability to raise the additional capital that is needed to fund our operations and our pursuit of strategic alternatives, particularly given our current lack of a revenue source and the substantial doubt about our ability to continue as a going concern;
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
Item 1. Business.
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. In February 2024, we received an upfront payment of $500,000 from a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. In the second quarter, we recognized other income of $637,000 from the sale of our samples related to the licensed product. In the third quarter, we sold our historical biotechnology intellectual property and other assets (including the licensing agreement described above) pursuant to the purchase agreement and recognized other income of $1,500,000. We continue to engage in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
Following the purchase agreement, any value we may generate from our historical biotechnology intellectual property and other assets will be primarily through royalties and license fees that we may receive in the future under the purchase agreement. However, whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control.
While the foregoing efforts are continuing, with respect to our historical assets, we do not expect they will generate significant value for stockholders. Therefore, we are engaging in a broader exploration of strategic alternatives. We obtained significant financing late in 2024 in order to continue operations and our exploration of strategic alternatives and consummate any transactions that we may identify.
Recent Developments
Change of Control
Effective as of November 12, 2024, we entered into a common stock purchase agreement (the “Initial Common Stock Purchase Agreement”) with HiTron Systems Inc. (“HiTron”), pursuant to which we agreed to issue and sell to HiTron 433,333 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for an aggregate purchase price of $1.3 million, at a purchase price per share of $3.00.
On November 13, 2024, we entered into a subsequent agreement (the “Subsequent Common Stock Purchase Agreement”), pursuant to which we agreed to sell and issue to HiTron 2,900,000 additional shares of Common Stock for an aggregate purchase price of $8.7 million, at a purchase price per share of $3.00. The sale of shares under the Subsequent Common Stock Purchase Agreement closed on December 24, 2024.
As of March 12, 2025, HiTron beneficially owns 53% of the outstanding shares of Common Stock based on information available to the Company.

GPCR Share Purchase Agreement
On January 19, 2025, we entered into a Share Purchase Agreement with GPCR Therapeutics Inc, a Korean corporation, (“GPCR”) pursuant to which we acquired from GPCR all of the issued and outstanding equity securities of GPCR Therapeutics USA Inc., a California corporation (“GPCR USA”). In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents.
Current Focus
We currently expect to focus our efforts on the following:
•explore growth through acquisitions and transactions with potential partners that see opportunity in joining an existing, publicly-traded organization. The board of directors will consider any promising transactions that it believes can create value for stockholders, including in industries unrelated to our historical operations. These efforts may be focused in Asia where its significant investors and board members have relationships and business connections, although domestic transactions will also be considered. Transactions that may be explored could include acquisitions of other businesses or investments. There can be no assurance that any agreement, arrangement or understanding with respect to such a transaction will be reached, or the potential structure or financial and other terms of any agreement, arrangement or understanding that may be reached; and
•seek additional financing for the Company as needed to support these activities. Without a current source of revenue, it could be necessary to obtain substantial additional financing to pursue these activities and continue operations. There can be no assurance that such financing, or financing in sufficient amounts or on acceptable terms, will be received.
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
On January 28, 2024, we entered into a patent license agreement (the “Patent License Agreement”) to develop cavrotolimod for potential treatment for hepatitis with Bluejay Therapeutics, Inc. (“Bluejay”), a private clinical stage biopharmaceutical company. Under the terms of the Patent License Agreement, Bluejay will receive an exclusive license in the field of hepatitis to all of the Company’s relevant patents. In September 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Flashpoint Therapeutics, Inc. (“Flashpoint”), pursuant to which we agreed to sell certain assets to Flashpoint. The assets sold to Flashpoint pursuant to the Asset Purchase Agreement consisted of our historical biotechnology intellectual property and other assets and included our spherical nucleic acid-related technology, research and development programs, and clinical assets. As a result of this sale of our assets, we no longer own any intellectual property.
Manufacturing and Supply
We do not currently own or operate manufacturing facilities. Following our restructuring in September 2022, we currently do not have any manufacturing or supply needs.
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
Government Regulation and Product Approval
Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing, sales, and export and import of products such as those we historically were developing. Therapeutic candidates must be approved by the U.S. Food and Drug Administration (the “FDA”) through the New Drug Application (“NDA”) process before they may be legally marketed in the United States and are subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Although we are no longer pursuing clinical or preclinical development activities or research and development (“R&D”), any third parties interested in licensing or acquiring our assets would need to comply with such regulations. If we are able to consummate any such transaction, it is possible that our ability to realize value therefrom could be dependent on the counterparty’s ability to obtain necessary approvals.
Sales and Marketing
We currently do not have marketing, sales and distribution capabilities.
Employees
As of December 31, 2024, we had seven full time employees which were engaged in finance and general management activities after the wind down of our research and development programs. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
Our corporate headquarters are located at 400 Seaport Court, Suite 102, Redwood City, California 94063, and our telephone number is (847) 673-1700.

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

Given the Company’s current focus to explore growth through strategic transactions with potential partners, the Company’s ability to execute its current business plan depends on its ability to obtain additional funding via a strategic transaction or a series of strategic transactions, or to obtain funding to support such a transaction. We currently have no source of revenues, and our financial resources are limited to our cash and cash equivalents.
The Company plans to continue actively pursuing strategic alternatives. Strategic transactions are complex and time-consuming to identify, evaluate, negotiate and consummate in compliance with applicable laws and Nasdaq requirements. Our board and management do not have meaningful experience executing this type of endeavor in the U.S. public markets. Even if we are successful in entering into a strategic transaction, the terms and conditions of that transaction may restrict us from entering into future agreements with other potential collaborators. Additionally, such strategic transactions may not be favorable to investors nor deliver any anticipated benefits by the time of business integration.
We need to obtain substantial funding in order to continue operations and our exploration of strategic alternatives.

We require significant capital resources in order to continue to operate our business and conduct our exploration of strategic alternatives, and our limited liquidity could materially and adversely affect our business operations. Because we have no current source of revenue, our current available cash and cash equivalents provide us with very limited liquidity. Our existing cash and cash equivalents are sufficient for us to continue to fund our business operations for at least the next 12 months. Any such required additional capital may not be available on reasonable terms, if at all, due to a variety of factors, including uncertainty about the future direction of the Company and investor reaction to our new controlling stockholders and board and management composition, as well as broader conditions in the economy and capital markets, including recent volatility caused by inflation, questions about bank stability and other factors. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend our operating runway is limited.
We may not be able to redeem the investment in convertible notes receivable.

In March 2024, we notified the issuer of the investment in convertible notes receivable that we were exercising our redemption right with respect to the entire principal amount of the investment in convertible notes receivable after the first anniversary of their issue dates (May 3 and May 16, 2024, respectively) for an aggregate redemption price of $2.090 million (representing the principal amount plus 4.5% per annum yield to the redemption date). Refer to Note 4 - Investment in Convertible Notes Receivable for more details. We attempted to redeem the investment in convertible notes receivable during 2024. However, the issuer of such convertible notes appears to have closed its operations and has not responded to our redemption requests. If we are unable to successfully exercise our redemption right we may be unable to obtain any or all of the redemption price under such convertible notes, or otherwise recognize value from such convertible notes, which may adversely impact our financial condition and prospects. We will continue our redemption attempts, however, it is unlikely these investments will ever be redeemed.

Our controlling stockholders, executive officers and members of our board, have limited experience controlling or governing a public company operating in the United States status.

Our controlling stockholders have not previously controlled a U.S. public company. In addition, no members of our board of directors nor our chief executive officer nor chief financial officer have experience serving as directors or management of a U.S. publicly traded company. This could make it difficult to ensure that we comply with all applicable laws and stock exchange requirements, maintains adequate internal and disclosure controls and appropriately assesses and manages risk. This concern is exacerbated by the limited resources we have following prior reductions in force, and if there are further reductions in force or members of management leave the Company, it may be very difficult to manage this risk. The transitional state of the Company and ongoing exploration of strategic alternatives also exacerbates the challenging environment in this respect. If the board of directors does not successfully or efficiently manage their roles and responsibilities, including the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of investors, our prospects may be adversely impacted.
Turnover of our board and senior management, and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan.

As we continue our exploration of strategic alternatives, and potentially pursue transactions involving new business lines or industries, we may experience additional turnover in our board and senior management. Departures of our senior management team and board members have created, and will create if they continue, significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. If key members of our senior management team depart, it will be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. In addition, there are significant uncertainties as to how our controlled status, transitional state of operations, financial condition and related matters will impact our ability to attract the necessary personnel and manage these succession risks. Depending on the circumstances of any management departures, it is also possible that we will be required to pay significant severance, adversely impacting our financial condition. Our need to raise capital and engage with potential partners in strategic transactions magnify these risks. If we are unable to adequately address these concerns in the near term and earn the confidence of potential investors and/or business partners, our prospects and financial condition would be adversely impacted.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at December 31, 2024, our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us in the very near term to fund our operations and exploration of strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, we have received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year and recently received a delisting determination from the Nasdaq staff. These related to:
•compliance with Nasdaq’s minimum bid price rule due to our common stock trading below $1.00 for a sustained period of time. We effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, we received a delinquency notification that the closing bid price of our common stock traded below $1.00 for the previous 30 consecutive business days. We effected a one-for-five reverse stock split on August 27, 2024 in order to attempt to raise the stock price. On September 13, 2024, we received a letter received from Nasdaq noting it met the closing bid price requirement;
•compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on our balance sheet as of December 31, 2024. We were not in compliance with this requirement based on its September 30, 2024 balance sheet. We believe we are in compliance with this requirement based on our December 31, 2024 balance sheet and expects to be in compliance going forward;
•compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition. We have received numerous deficiency notifications with respect to these requirements in the past year. Although we are currently in compliance, there can be no assurance we will remain in compliance;
•compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified us that we did not comply with listing requirements by not holding an annual meeting in 2023. We held our combined 2023 and 2024 annual meeting on June 28, 2024;
•on April 17, 2024, we received a delinquency notification as we had not filed our Annual Report Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq at May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023. The Annual Report Form 10-K for the year ended December 31, 2023 was filed on June 6, 2024;
•although we filed our Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, we received a delisting determination from the Nasdaq staff as a result of not filing our Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file our Form 10-Q for the quarter ended March 31, 2024 (which was subsequently filed on June 17, 2024). The staff’s delisting determination also noted the failure to hold our 2023 annual meeting as another basis of the delisting determination;
•on May 28, 2024, we requested an appeal of the delisting determination to Nasdaq’s Hearings Panel (“Panel”), and the hearing took place on July 9, 2024. On July 31, 2024, we received formal notice that the Panel determined to continue our listing subject to us evidencing compliance with all applicable criteria for continued listing on The Nasdaq Capital Market by September 16, 2024. We received an additional extension to November 14, 2024 to satisfy the terms of the Panel’s decision and to ensure our continued listing on Nasdaq;
•as we did not meet Nasdaq’s listing requirements as of September 30, 2024, we requested another extension by the Panel to demonstrate compliance and another extension was granted. We thereafter presented our plan to regain compliance with the Equity Requirement to the Panel, subsequent to which the Panel ultimately granted us extensions through December 17, 2024 to do so; and
•on December 20, 2024, we received a letter from Nasdaq confirming that, as of December 17, 2024, we meet all requirements for continued listing on Nasdaq as required by the Panel’s decision dated November 20, 2024. In accordance with the Panel’s decision, on December 17, 2024, we made public disclosure under cover of a Form 8-K, describing the transactions undertaken by us to achieve compliance with Listing Rule 5550(b)(1) and stated affirmatively that as of that date, we believe we have stockholders’ equity above the $2.5 million requirement and provided a pro-forma balance sheet as of December 17, 2024. Pursuant to Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor for a period of one year from the date of Nasdaq’s letter. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds us again out of compliance with the $2.5 million Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Panel if the initial Panel is unavailable. We will have the opportunity to respond/present to the Panel as provided by Listing Rule 5815(d)(4)(C). Our securities may be at that time delisted from Nasdaq.
Even though we regained compliance with Nasdaq’s listing requirements, there can be no assurance that we will remain in compliance with Nasdaq’s requirements and will not be delisted in the future.
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
Since our inception in June 2011, we have devoted our resources to the development of SNA technology and are currently exploring strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of December 31, 2024, we have generated an accumulated deficit of $218.1 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion. For the years ended December 31, 2024 and 2023, our net loss was $9.7 million and $16.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Risks Related to Government Regulation
We are subject to European data protection laws, including the European Union’s General Data Protection Regulation 2016/679, (“GDPR”). If we fail to comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
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
HiTron beneficially owns approximately 53% of the outstanding shares of Common Stock. CBI USA, Inc. (“CBI USA”) and DGP Co., Ltd. (“DGP”), also Korean companies, collectively own approximately 9% of outstanding Common Stock and exercise significant influence over us. We previously had been a “controlled company” under the corporate governance rules for Nasdaq-listed companies. We obtained a majority independent board based on the phase-in requirements for companies after they lose “controlled company” status. Due to the recent change in control, the majority of our board members and management are directly affiliated with HiTron. Investors may be hesitant to invest in the Company given the influence of HiTron, CBI and DGP. In addition, should the interest or interests of our controlling stockholders differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.
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
We were an “emerging growth company” as defined in the JOBS Act until December 31, 2023. As such, we took advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we were only required to provide two years of audited financial statements. Even though we no longer qualify as an emerging growth company, we still qualify as a “smaller reporting company” and a “non-accelerated filer” which allows us to continue to take advantage of many of the same or similar exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
Provisions in our amended and restated certificate of incorporation, as amended, and our bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the Board of Directors of the Company, or the Board, to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined organization voting stock from merging or combining with the combined organization. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of management.
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
The Financial Industry Regulatory Authority, (“FINRA”), has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, which we believe they are, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

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
Item 2. Properties.
Our corporate headquarters moved to Redwood City, California in January 2025. The Company was formerly located in Chicago, Illinois, where we leased approximately 30,000 square feet of space (the “Chicago Lease”). The Chicago Lease commenced on July 1, 2020, and expires on July 1, 2030. During 2023 and 2024, we subleased approximately 57% of the space through the expiration date. In February 2025, the Company terminated the Chicago Lease and related sublease.
Item 3. Legal Proceedings.
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-06637. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the

Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On October 8, 2024, the court granted preliminary approval of the settlement in the securities class action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025. On January 13, 2025, the court entered final judgment approving the settlement.
The settlement described above will be fully covered by insurance. However, the settlement will include a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer, approximately $1.14 million.
In March and April 2022, three different stockholders filed separate shareholder derivative lawsuits on behalf of the Company against Dr. Giljohann and Mr. Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert. The cases in the ordered filed are captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083; Sim v. Giljohann, et al., Case No. 1:22-cv-01217; and Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Complaints in these cases (collectively, the “Derivative Complaints”) assert, among other things, that the Company included false or misleading statements in its proxy statement for its 2021 Annual Meeting of Stockholders, also alleging certain breaches of fiduciary duties. The Derivative Complaints seek contribution from Dr. Giljohann and Mr. Bock under federal securities laws. The Puri and Stourbridge complaints further assert for a variety of related state law claims, including unjust enrichment, abuse of control, gross mismanagement, and corporate waste. Plaintiffs seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well stockholder adoption of certain board oversight measures.
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board of Directors investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s current officers and directors for alleged breaches of fiduciary duties and corporate waste. The Derivative Complaints and Demand Letter are currently stayed, and the Company is engaged in settlement discussions with plaintiffs’ counsel regarding these matters.
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company in August. The parties proceeded with paper discovery and this matter did not settle at an in-person settlement conference on July 17, 2024. As a result, we are in the discovery phase of this litigation. The parties exchanged discovery and a status conference was held on February 11, 2025, wherein opposing counsel asserted alleged various discovery deficiencies. The parties are working through these alleged discovery deficiencies and anticipate deposing the plaintiff as well as witnesses on behalf of the Company and the individual defendants themselves in the coming months.
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
On March 12, 2025, the last reported sale price of our common stock on Nasdaq was $10.57 per share.
Holders of Record
As of March 12, 2025, we had 6,317,771 shares of common stock outstanding held by 101 stockholders of record, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
Unregistered Sales of Equity Securities and Use of Proceeds
Other than as listed below, there were no unregistered sales of equity securities sold during the period covered by this Annual Report on Form 10-K that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
On December 10, 2024, we entered into a common stock purchase agreement (the “MIRTO Purchase Agreement”) with MIRTO Co., LTD. (“MIRTO”), pursuant to which we agreed to issue and sell to MIRTO 87,808 shares of our Common Stock, for an aggregate purchase price of approximately $0.5 million, at a purchase price per share of $4.61. The transactions under the MIRTO Purchase Agreement closed on December 24, 2024.

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
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. In February 2024, we received an upfront payment of $500,000 from a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. In the second quarter, we recognized other income of $637,000 from the sale of our samples related to the licensed product. In the third quarter, we sold our historical biotechnology intellectual property and other assets (including the licensing agreement described above) pursuant to the purchase agreement and recognized other income of $1,500,000. We continue to engage in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
Following the purchase agreement, any value we may generate from our historical biotechnology intellectual property and other assets will be primarily through royalties and license fees that we may receive in the future under the purchase agreement. However, whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control.
While the foregoing efforts are continuing, with respect to our historical assets, we do not expect they will generate significant value for stockholders. Therefore, we are engaging in a broader exploration of strategic alternatives. We obtained significant financing late in 2024 in order to continue operations and our exploration of strategic alternatives and consummate any transactions that we may identify.
Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. Effective as of November 12, 2024, we entered into the Initial Common Stock Purchase Agreement with HiTron, pursuant to which we agreed to issue and sell to HiTron 433,333 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for an aggregate purchase price of $1.3 million, at a purchase price per share of $3.00. On November 13, 2024, we entered into the Subsequent Common Stock Purchase Agreement, pursuant to which we agreed to sell and issue to HiTron 2,900,000 additional shares of Common Stock for an aggregate purchase price of $8.7 million, at a purchase price per share of $3.00. The issuance of such shares under the Subsequent Common Stock Purchase Agreement closed on December 24, 2024.
On December 9, 2024, we entered into a common stock purchase agreement (the “SangSang Purchase Agreement”) with SangSangIn Investment & Securities Co., Ltd. (“SangSang”), pursuant to which we agreed to issue and sell to SangSang 433,332 shares of our Common Stock, for an aggregate purchase price of approximately $2.0 million, at a purchase price per share of $4.61. The transactions under the SangSang Purchase Agreement closed on December 24, 2024.
As of December 31, 2024, our cash and cash equivalents cash were approximately $12.5 million. Our current liquidity may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company could seek bankruptcy protection and/or cease operations, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
We expect to seek financing through equity offerings. However, it may be difficult to obtain financing given our current condition and uncertainty over its future direction. Therefore, we may be unable to raise capital at all or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue operations.
Recent Developments
Change of Control
As discussed above, effective as of November 12, 2024, we entered into the Initial Common Stock Purchase Agreement with HiTron, pursuant to which we agreed to issue and sell to HiTron 433,333 shares of Common Stock for an aggregate purchase price of $1.3 million, at a purchase price per share of $3.00.
On November 13, 2024, we entered into the Subsequent Common Stock Purchase Agreement, pursuant to which we agreed to sell and issue to HiTron 2,900,000 additional shares of the Company’s Common Stock, for an aggregate purchase price of $8.7 million, at a purchase price of $3.00 per share. The issuance of such shares under the Subsequent Common Stock Purchase Agreement closed on December 24, 2024.
As of March 12, 2025, HiTron beneficially owns 53% of the outstanding shares of Common Stock based on information available to the Company.
Nasdaq Listing Requirements Deficiency Notices

As previously disclosed, we have received numerous deficiency notes with respect to various Nasdaq listing requirements in the past year. These related to:
•Compliance with Nasdaq’s minimum bid price rule due to our stock trading below $1.00 for a sustained period of time. We effected a one-for-thirty reverse stock split on June 29, 2022 in order to attempt to raise the stock price. On September 13, 2023, we received a delinquency notification that the closing bid price of our stock traded below $1.00 for the previous 30 consecutive business days. We effected a one-for-five reverse stock split on August 27, 2024 in order to attempt to raise the stock price. On September 13, 2024, we received a letter received from Nasdaq noting it met the closing bid price requirement.
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on our balance sheet as of December 31, 2024. We were not in compliance with this requirement based on its September 30, 2024 balance sheet. We believes it is in compliance with this requirement based on its December 31, 2024 balance sheet and expects to be in compliance going forward.
•Compliance with Nasdaq’s corporate governance requirements with respect to board and committee composition . We has received numerous deficiency notifications with respect to these requirements in the past year. Although we are currently in compliance, there can be no assurance it will remain in compliance.
•Compliance with Nasdaq’s requirement to hold an annual meeting. On January 11, 2024, Nasdaq notified us that it did not comply with listing requirements by not holding an annual meeting in 2023. We held its combined 2023 and 2024 annual meeting on June 28, 2024.
•On April 17, 2024, we received a delinquency notification as it had not filed its Annual Report Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq at May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023. The Annual Report Form 10-K for the fiscal year ended December 31, 2023 was filed on June 6, 2024.

•Although we filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, we received a delisting determination from the Nasdaq staff as a result of not filing its Annual Report Form 10-K by the May 20, 2024 deadline and failure to timely file its Form 10-Q for the quarter ended March 31, 2024 (which was subsequently filed on June 17, 2024). The staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, we requested an appeal of the delisting determination to Nasdaq’s Hearings Panel (“Panel”), and the hearing took place on July 9, 2024. On July 31, 2024, we received formal notice that the Panel determined to continue our listing subject to us evidencing compliance with all applicable criteria for continued listing on The Nasdaq Capital Market by September 16, 2024. We received an additional extension to November 14, 2024 to satisfy the terms of the Panel’s decision and to ensure our continued listing on Nasdaq.
•As we did not meet Nasdaq’s listing requirements as of September 30, 2024, we has requested another extension by the Panel to demonstrate compliance and another extension was granted. We thereafter presented its plan to regain compliance with the Equity Requirement to the Panel, subsequent to which the Panel ultimately granted us extensions through December 17, 2024 to do so.
•On December 20, 2024, we received a letter from Nasdaq confirming that, as of December 17, 2024, we meet all requirements for continued listing on Nasdaq as required by the Panel’s decision dated November 20, 2024. In accordance with the Panel’s decision, on December 17, 2024, we made public disclosure under cover of a Form 8-K, describing the transactions undertaken by us to achieve compliance with Listing Rule 5550(b)(1) and stated affirmatively that as of that date, it believes it has stockholders’ equity above the $2.5 million requirement and provided a pro-forma balance sheet as of December 17, 2024. Pursuant to Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor for a period of one year from the date of Nasdaq’s letter. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds us again out of compliance with the $2.5 million Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Panel if the initial Panel is unavailable. We will have the opportunity to respond/present to the Panel as provided by Listing Rule 5815(d)(4)(C). Our securities may be at that time delisted from Nasdaq.
Even if we regains compliance with Nasdaq’s listing requirements and addresses the outstanding deficiency notices to Nasdaq’s satisfaction, there can be no assurance that we will remain in compliance with Nasdaq’s requirements and will not be delisted.

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
We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.
Recent adopted accounting pronouncements
In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. See Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements in this Annual Report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Components of Statements of Operations
Revenue
For the year ended December 31, 2024, the Company’s revenue was generated from a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company received an exclusive license in the field of hepatitis to all of the Company’s relevant patents. We have never generated any commercial product revenue and do not expect to generate any product revenue in the near term.
Research and development expense
Research and development expense consisted of costs associated with our research activities, including basic research on our SNA technology platform, discovery and development of novel SNAs as prospective therapeutic candidates, preclinical and clinical development activities for SNAs we have nominated for clinical development as well as maintaining and protecting our intellectual property. Our research and development expenses in the prior year presented include:
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
Litigation legal expense
Litigation legal expense consists of expenses from its self-insured retention related to the securities litigation lawsuit.
Right-of-use asset impairment loss
This loss resulted from the impairment analysis of the Company’s right-of-use asset related to its office lease.

Changes in fair value of investment in convertible notes receivable
The changes in fair value of investment in convertible notes receivable relate to the impairment of the convertible notes receivable and reserved their entire $2 million amount.
Dividend income
Dividend income consists of income earned on our money market funds that are recorded as cash equivalents on our consolidated balance sheets.
Interest income
Interest income consists of income earned on our available for sale securities that are recorded as short-term investments on our consolidated balance sheets, as well as income earned on our cash balances.
Interest expense
Interest expense includes amounts pursuant to debt agreements executed in 2024 that were later converted to equity.
Gain on settlement of accounts payable
During the year, the Company agreed to settle overdue legal expenses incurred in the prior year at a discounted amount resulting in a gain on this transaction.
Other income
The Company sold samples of its clinical products during the second quarter to a private clinical stage biopharmaceutical company. In the fourth quarter, the Company sold certain assets pursuant to the purchase agreement with the Purchaser.

Results of Operations
Comparison of the Year Ended December 31, 2024 and 2023
The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2024	2023	Change
Revenue:
Revenue	$500	$—	$500	100%
Total revenue	500	—	500	100%
Operating expenses:
Research and development expense	—	1,423	(1,423)	(100)%
General and administrative expense	5,449	11,715	(6,266)	(53)%
Litigation legal expense	1,562	938	624	67%
Right-of-use asset impairment loss	5,721	—	5,721	100%
Loss from sale of property and equipment	—	920	(920)	100%
Total operating expenses	12,732	14,996	(2,264)	(15)%
Operating loss	(12,232)	(14,996)	2,764	(18)%
Other (expense) income, net:
Changes in fair value of investment in convertible notes receivable	—	(2,000)	2,000	100%
Dividend income	5	52	(47)	(90)%
Interest income	8	32	(24)	(75)%
Interest expense	(18)	—	(18)	(100)%
Gain on settlement of accounts payables	407	—	407	100%
Other income, net	2,137	(2)	2,139	100%
Total other income (expense), net	2,539	(1,918)	4,457	(232)%
Net loss before provision for income taxes	(9,693)	(16,914)	7,221	(43)%
Provision for income taxes	8	—	8	(100)%
Net loss	$(9,701)	$(16,914)	$7,213	(43)%
Revenue
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company received an exclusive license in the field of hepatitis to all of the Company’s relevant patents. $500,000 was paid to the Company after the execution of this agreement.
Our ability to generate revenues in the future is dependent on our ability to successfully explore and execute strategic alternatives. Therefore, there is substantial uncertainty as to how, when or if we might be able to generate revenues in the future.
Research and development expense
Research and development expense was $0 for the year ended December 31, 2024, a $1.4 million decrease from the year ended December 31, 2023. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023. As a result, after the first quarter of 2023, the Company determined it was no longer appropriate to record any research and development expenses.
General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2024	2023	Change
General and administrative expense	$5,449	$11,715	$(6,266)	(53)%
Full time employees	7	6	1
General and administrative expense was $5.4 million for the year ended December 31, 2024, representing an decrease of $6.3 million, or 53%, from $11.7 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was due to higher costs in 2023 from separation pay of former executives and related stock based compensation expense, payroll and related benefits, legal and consulting fees, facility and lease costs, depreciation from assets sold, and the research and development wind down costs that no longer met the criteria to be classified as research and development due to the shift in our historical operations suspending all research and development activities as previous discussed.
Litigation legal expense
The increase of $0.6 million for the year ended December 31, 2024 was due to accruals recorded for the amount of the unsatisfied self-insured retainer and legal defense costs related to the securities litigation lawsuit.
Right-of-use asset impairment loss
This loss resulted from the impairment analysis of the Company’s right-of-use asset related to its office lease.
Loss from sale of property and equipment
In the third quarter of 2023, the Company sold the majority of its scientific equipment through a third party auctioneer and incurred a loss on the sale of these assets as a result.
Changes in fair value of investment in convertible notes receivable
Changes in fair value became known and the Company impaired the entire $2 million amount of these convertible notes receivable. As a result, the convertible notes receivable is recognized at a fair value of $0 as of December 31, 2024.
Gain on settlement of accounts payable
During the year, the Company agreed to settle overdue legal expenses incurred in the prior year at a discounted amount resulting in a gain on this transaction.
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
Provision for income taxes
The effective tax rate for the year ended December 31, 2024 is attributable to the fact that the Company is subject to state income taxes. The effective income tax rate for the year ended December 31, 2024 was (0.1)%

because the Company generated tax losses and provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized. The effective tax rate for the year ended December 31, 2023 of 0% was attributable to the fact the Company was subject to the IRC Section 174 regulations requiring companies to capitalize certain research and experimental expenditures and IRC Section 382 loss limitation rules on our ability to utilize net operating losses to offset the capitalization requirement, with the ownership change being in the fourth quarter of 2022. This resulted in current income tax expense in 2022.
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
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating limited revenue. As of December 31, 2024, our cash and cash equivalents cash were $12.5 million.
We incurred net losses of approximately $9.7 million and $16.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we have generated an accumulated deficit of $218.1 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion, since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
Our current liquidity is not sufficient to continue to fund existing obligations and operations. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. We may need to seek bankruptcy protection and/or cease operations in the near term, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
See “Funding Requirements” below for additional information on our future capital needs.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(2,910)	$(10,357)
Net cash used in investing activities	—	(1,078)
Net cash provided by financing activities	13,402	3,674
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,492	$(7,761)

Operating activities
Net cash used in operating activities was $2.9 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease in cash used in operating activities for the year ended December 31, 2024 of $7.4 million was due to the reduction of operating activities, spending and lower headcount.
Investing activities
Net cash used in investing activities was $0.0 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. The decrease in cash used in investing activities of $1.1 million was primarily due to a decrease in proceeds from the maturity, net of purchases, of available-for-sale securities.
Financing activities
Net cash provided by financing activities of $13.4 million for year ended December 31, 2024 is primarily due to the stock purchase agreements closed in November and December 2024. Net cash provided by financing activities of $3.7 million for the year ended December 31, 2023 is primarily due to the Private Placement closed in February 2023.
Funding Requirements
Our existing cash and cash equivalents may not be sufficient to enable us to fund our existing obligations and ongoing operating expenses for the near term. Our future capital requirements are difficult to forecast and will depend on many factors, including:
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
Contractual Obligations and Commitments
Chicago Lease
Refer to Note 5 - Leases to the Notes to our Consolidated Financial Statements included herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide this information required under this item.

Item 8. Financial Statements and Supplementary Data.

EXICURE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exicure, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 , the Company has incurred significant losses and negative cash flows since inception, and may need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
March 18, 2025

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$12,508	$816
Other receivable	521	15
Prepaid expenses and other current assets	644	1,193
Total current assets	13,673	2,024
Property and equipment, net	26	54
Right-of-use asset	—	6,517
Other noncurrent assets	1,357	2,985
Total assets	$15,056	$11,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,031	$1,631
Accrued expenses and other current liabilities	2,040	879
Total current liabilities	3,071	2,510
Lease liability, noncurrent	5,213	6,039
Total liabilities	$8,284	$8,549

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 6,026,841 issued and outstanding, December 31, 2024; 1,832,988 issued and outstanding, December 31, 2023 *	1	—
Additional paid-in capital	206,035	192,594
Accumulated deficit	(199,264)	(189,563)
Total stockholders' equity	6,772	3,031
Total liabilities and stockholders’ equity	$15,056	$11,580
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Revenue	$500	$—
Total revenue	500	—
Operating expenses:
Research and development expense	—	1,423
General and administrative expense	5,449	11,715
Litigation legal expense	1,562	938
Right-of-use asset impairment loss	5,721	—
Loss from sale of property and equipment	—	920
Total operating expenses	12,732	14,996
Operating loss	(12,232)	(14,996)
Other (expense) income, net:
Changes in fair value of investment in convertible notes receivable	—	(2,000)
Dividend income	5	52
Interest income	8	32
Interest expense	(18)	—
Gain on settlement of accounts payables	407	—
Other income (expense), net	2,137	(2)
Total other income (expense), net	2,539	(1,918)
Net loss before provision for income taxes	(9,693)	(16,914)
Provision for income taxes	8	—
Net loss	$(9,701)	$(16,914)

Basic and diluted loss per common share *	$(4.75)	$(10.55)
Weighted-average basic and diluted common shares outstanding *	2,043,278	1,602,790
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares *	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	1,096,017	$—	$187,571	$(172,649)	$14,922
Reclassification of common stock warrants to liability	—	—	(800)	—	(800)
Equity-based compensation	—	—	1,348	—	1,348
Vesting of restricted stock units and related repurchases	56,971	—	(122)	—	(122)
Issuance of common stock, net	680,000	—	4,597	—	4,597
Net loss	—	—	—	(16,914)	(16,914)
Balance at December 31, 2023	1,832,988	$—	$192,594	$(189,563)	$3,031
Equity-based compensation	—	—	22	—	22
Vesting of restricted stock units and related repurchases	166	—	—	—	—
Issuance of common stock, debt to equity conversion	339,214	—	1,018		1,018
Sale of common stock, financings	3,854,473	1	12,401	—	12,402
Net loss	—	—	—	(9,701)	(9,701)
Balance at December 31, 2024	6,026,841	$1	$206,035	$(199,264)	$6,772
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,701)	$(16,914)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	28	634
Amortization of right-of-use asset	796	741
Equity-based compensation	22	1,348
Right-of-use asset impairment loss	5,721	—
Gain on settlement of accounts payables	(407)	—
Changes in fair value of investment in convertible notes receivable	—	2,000
Loss from sale of property and equipment	—	920
Changes in operating assets and liabilities:
Accounts receivable	(506)	—
Prepaid expenses and other current assets	977	733
Other noncurrent assets	—	38
Accounts payable	(193)	1,270
Accrued expenses	1,180	(399)
Other liabilities	(827)	(728)
Net cash used in operating activities	(2,910)	(10,357)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(2,000)
Proceeds from sale of property and equipment	—	922
Net cash (used in) provided by investing activities	—	(1,078)
Cash flows from financing activities:
Proceeds from sale of common stock	12,402	5,440
Payment of common stock financing costs	—	(843)
Proceeds from short term debt	1,000	—
Payment of exercise of common stock warrants	—	(800)
Payments for minimum statutory tax withholding related to net share settlement of equity awards	—	(123)
Net cash provided by financing activities	13,402	3,674
Net (decrease) in cash, cash equivalents, and restricted cash	10,492	(7,761)
Cash, cash equivalents, and restricted cash - beginning of year	2,016	9,777
Cash, cash equivalents, and restricted cash - end of year	$12,508	$2,016

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information
Non-cash operating activities:
Reclass prepaid expenses from noncurrent to current	$428	$—
Non-cash financing activities:
Equity effect of debt to equity conversion	$1,018	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023
Cash, cash equivalents and restricted cash	$12,508	$816
Restricted cash included in other noncurrent assets	—	1,200
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$12,508	$2,016
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. In the first quarter, the Company entered into a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. In the second quarter, the Company sold some of our samples related to the licensed product. In the third quarter, the Company entered into a sale agreement to sale our historical biotechnology intellectual property and other assets pursuant to the purchase agreement. The Company continues to engage in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
On January 19, 2025, we entered into a Share Purchase Agreement with GPCR Therapeutics Inc, a Korean corporation, (“GPCR”) pursuant to which we acquired from GPCR all of the issued and outstanding equity securities of GPCR Therapeutics USA Inc., a California corporation (“GPCR USA”). In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents.
GPCR USA has an ongoing Phase 2 clinical trial focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation. Its current clinical trial involves the combined administration of G-CSF, GPC-100 (Burixafor) and propranolol. GPCR USA plans to complete the administration of GPC-100 to 20 patients by the end of April and aims to announce the clinical trial results by September.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of December 31, 2024, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of December 31, 2024, the Company’s cash and cash equivalents were $12,508. Management believes that given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Additional financing will be needed to fund our ongoing operations, support of GPCR USA’s operations, and exploration of strategic alternatives and pursuing any alternatives that we identify.
Management believes that the Company’s existing cash and cash equivalents are insufficient to continue to fund its operating expenses and additional funding is needed. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
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
Reclassification
Certain accounts in the prior period consolidated statement of operations have been reclassified to conform to the presentation of the current year consolidated financial statements. These reclassifications had no effect on the previously reported operating results.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
2. Significant Accounting Policies
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2024, cash equivalents represented funds held in a money market account.
Restricted cash
The Company secures a standby letter of credit with a restricted certificate of deposit account as part of its Chicago lease agreement, which was used to pay the lease during 2024. The Company considers the restricted certificate of deposit account in the amount of $109 to be restricted cash because its use to the Company is contractually limited and presents the balance within current assets on the accompanying consolidated balance sheet at December 31, 2024 and 2023.
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
Investment in convertible notes receivable at fair value totaled $0 as of December 31, 2024. As of December 31, 2024, the aggregate cost of the investment in convertible notes receivable accounted for under the fair value option was $0, which included principal balances of $2,000 and the change in fair value of $2,000.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with reputable financial institutions. The Company’s cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution in the United States. The Company's cash equivalent securities are insured by the Securities Investor Protection Corp. (“SIPC”) up to $500,000 per account, with a limit of $250,000 in cash. The Company has not experienced any credit losses in such accounts. The Company has no financial instruments with off-balance sheet risk of loss.
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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for the year ended December 31, 2024 resulted from an analysis of the Company’s right-of-use asset related to its office lease. No impairment losses were recorded for the year ended December 31, 2023.
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
Revenue recognition
The core principle of ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company allocates the transaction price to all contractual performance obligations included in the contract. If a contract has more than one performance obligation, we allocate the transaction price to each performance obligation based on standalone selling price, which depicts the amount of consideration we expect to be entitled in exchange for satisfying each performance obligation. The Company recognizes revenue when it was satisfied or fulfilled it’s obligation to the customer.
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
Segments and geographic information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment. All long-lived assets of the Company are located in the United States.
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
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2024 and 2023, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Recent Accounting Pronouncements Adopted
Segment Reporting Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 9 – Segment Reporting for further information.
Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for us for our fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective in our fiscal year 2027 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). Update 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company has not yet adopted this standard for our fiscal year 2024 annual financial statements and is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements. See Note 10 – Income Taxes for further information.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	December 31,
	2024	2023
Prepaid insurance	$444	$508
Prepaid franchise tax	—	259
Lease costs	37	235
Prepaid professional fees	70	95
Prepaid software	61	72
Other	32	24
Prepaid expenses and other current assets	$644	$1,193

Other noncurrent assets

	December 31,
	2024	2023
Restricted cash	$—	$1,200
Prepaid insurance, noncurrent	1,357	1,785
Other noncurrent assets	$1,357	$2,985

Property and equipment, net

	December 31,
	2024	2023
Scientific equipment	$246	$246
Computers and software	3	3
Furniture and fixtures	30	30
Property and equipment, gross	279	279
Less: accumulated depreciation	(253)	(225)
Property and equipment, net	$26	$54
Depreciation and amortization expense was $28 and $634, for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company sold scientific equipment with a net book value of $1,834 and recognized a loss of $920 in the accompanying statement of operations for the year ended December 31, 2023. There were no sales in 2024.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Accrued expenses and other current liabilities

	December 31,
	2024	2023
Current lease liability	$722	$626
Accrued payroll-related expenses	—	71
Accrued litigation legal fee	1,138	—
Accrued other expenses	180	182
Accrued expenses and other current liabilities	$2,040	$879
4. Investment in Convertible Notes Receivable
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
The Company’s debt securities are classified as AFS pursuant to ASC 320 - Investments - Debt Securities. AFS securities are recorded at fair value. During the year ended December 31, 2023, management did not believe these AFS investments are recoverable and booked a change in fair value to record them at a fair value of $0 and believes their fair value is still $0 as of December 31, 2024.
5. Leases
The Company’s lease arrangements at December 31, 2024 consist of (i) a lease for office space at its headquarters in Chicago, Illinois that commenced in July 2020 (the “Chicago Lease”) and (ii) leases for office equipment (the “Office Equipment Leases”). The Chicago Lease and the Office Equipment Leases are classified as operating leases. See the subsequent event footnote for information on the early termination of the Chicago lease that terminated in February 2025.
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
As part of the agreement for the Chicago Lease, the Company is required to maintain a standby letter of credit during the term of the lease, which had a balance of $109 at December 31, 2024, and was secured by a restricted certificate of deposit account and presented within current assets on the Company’s consolidated balance sheet at December 31, 2024.
The Company recognized a right of use asset of $8,931 and a lease liability of $8,147 on the Commencement Date. Because the rate implicit in the Chicago Lease is not readily determinable, the Company used its incremental borrowing rate of 8.3% on the Commencement Date to determine the present value of the lease payments over the Original Term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate related to the Company’s operating lease asset and related operating lease liabilities was 8.3%. See Footnote 17 - Subsequent Events for details on the early termination of the Chicago Lease.
The following table summarizes lease costs in the Company’s consolidated statement of operations:

	December 31,
	2024	2023
Operating lease costs	$858	$789
Variable lease costs	290	690
Short term lease costs	41	—
Total lease costs	$1,189	$1,479
The Company made cash payments for operating leases of $1,217 and $1,808 during the years ended December 31, 2024 and 2023, respectively. On June 11, 2024, the Company received a formal notice from its landlord indicating the landlord will draw on the restricted cash account designated for the lease as a result of past due rent for December 2023 through June 2024. The landlord continued to make monthly withdrawals from the restricted cash account and the Company is current on its rent payments. These draws are within the terms and conditions of the lease and the related restricted cash account.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Maturities of the Company’s lease liability as of December 31, 2024 were as follows:

Years Ending December 31,	Operating Leases
2025	$1,167
2026	1,310
2027	1,349
2028	1,390
2029	1,432
Thereafter	726
Total	$7,374
Less: imputed interest	(1,439)
Total lease liability	$5,935

Current operating lease liability	$722
Noncurrent operating lease liability	5,213
Total lease liability	$5,935
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
In 2024, the Company did not receive payments from the Subtenant as the Subtenant paid $584 directly to the Company’s landlord. In 2023, the Subtenant paid the Company $550. On October 21, 2024, the Subtenant provided notice that it is exercising its right to termination under the Sublease, effective as of November 30, 2024. However, the Company sent a formal notice disputing the subtenant’s right to terminate the Sublease as the provisions for termination were not met and has $121 in other receivables related to the Subtenant’s past due rent.
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
Common Stock
The Company has 200,000,000 shares of common stock, par value $0.0001, authorized. As of December 31, 2024 and December 31, 2023, the Company had 6,026,841 and 1,832,988 shares issued and outstanding, respectively.
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
Common Stock Purchase Agreements
In an agreement dated November 6, 2024 and executed on November 12, 2024, the Company entered into a common stock purchase agreement (the “Initial Common Stock Purchase Agreement”) with HiTron Systems Inc. (“HiTron”), pursuant to which the Company agreed to issue and sell to HiTron 433,333 shares (the “Initial Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $3.00 per share (the “Initial Purchase”).
On November 13, 2024, in a subsequent agreement (the “Subsequent Common Stock Purchase Agreement”), the Company agreed to sell and issue to HiTron 2,900,000 additional shares of Common Stock (the “Subsequent Shares” and together with the Initial Shares, the “Shares”), for $8.7 million, at a purchase price of $3.00 per share (the “Subsequent Purchase”). The Subsequent Common Stock Purchase Agreement provides HiTron with the right to nominate additional members of the Board in proportion to its equity interest, subject to approval by the Board and compliance with SEC and Nasdaq rules.
On December 9, 2024, the Company entered into a Common Stock Purchase Agreement with SangSangIn Investment & Securities Co., Ltd. (“SangSang”), pursuant to which the Company agreed to issue and sell to SangSang 433,332 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $4.61 per share.
On December 10, 2024, the Company entered into a common stock purchase agreement (the “MIRTO Purchase Agreement”) with MIRTO Co., LTD. (“MIRTO”), pursuant to which the Company agreed to issue and sell to MIRTO 87,808 shares of our Common Stock, for an aggregate purchase price of approximately $0.5 million, at a purchase price per share of $4.61. The transactions under the MIRTO Purchase Agreement closed on December 24, 2024.
Registration Rights Agreements
In connection with the HiTron Common Stock Purchase Agreements and SangSang Common Stock Purchase Agreement, the Company entered into registration rights agreements (the “Registration Rights Agreements”) with HiTron and SangSang, pursuant to which the Company agreed to register the resale of the Shares. Under these

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Registration Rights Agreements, the Company has agreed to file registration statements covering the resale of the Shares no later than the sixth (60th) day following the applicable closing (the “Filing Deadline”). The Company has agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in these Registration Rights Agreements), and to keep such registration statement continuously effective until the earlier of (i) the date the Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the applicable closing date. The Company has also agreed, among other things, to pay all reasonable fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for HiTron or SangSang except as specifically provided in these Registration Rights Agreements) incident to the performance of or compliance with these Registration Rights Agreements by the Company.
In the event a registration statement has not been filed within 90 days following the closing date, subject to certain limited exceptions, then the Company has agreed to make pro rata payments to HiTron as liquidated damages in an amount equal to 0.5% of the aggregate amount invested by HiTron in the Shares per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the Registration Rights Agreements.
The Filing Deadline has passed for both of these agreements, however, the Company is making its best efforts to file such registration statements as soon as reasonably possible.
September 2022 PIPE
Securities Purchase Agreement
On September 26, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CBI USA, pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 680,000 shares of Common Stock, at a purchase price of $8.00 per share. The private placement closed on February 24, 2023 (the “Closing Date”). The Company received gross proceeds of $5,440 from the September 2022 PIPE (or net proceeds of $4,597 after transaction expenses).
CBI USA funded the acquisition pursuant to the Securities Purchase Agreement through a loan from its affiliate, DGP Co., Ltd. (“DGP”). On June 23, 2023, DGP exercised its the option pursuant to the loan and acquired the 680,000 shares of Common Stock initially acquired by CBI USA pursuant to the Securities Purchase Agreement. DGP subsequently agreed to sell its shares to a third party, with the closing of 10% (68,000 shares) occurring in February 2024, and sold 424,611 to another third party on February 24, 2025. CBI USA and DGP, collectively, beneficially own 9% of the outstanding shares of Common Stock based on information available to the Company.
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
In the event the registration statement was not filed within 90 days following the Closing Date, subject to certain limited exceptions, the Company agreed to make payments as liquidated damages in an amount equal to 0.5% of the aggregate amount invested in the shares of Common Stock pursuant to the Securities Purchase Agreement per 30-day period or pro rata for any portion thereof for each such month during which such event

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
continues, subject to certain caps set forth in the Registration Rights Agreement. The Company paid $27 to CBI USA and accrued $191 to DGP pursuant to this provision. On February 19, 2025, the Company received a waiver letter from DGP confirming they agreed to waive the outstanding $191 penalty amount owed to DGP. On February 24, 2025, DGP sold 424,611 of their shares to an unaffiliated company.
Common Stock Warrants
Warrants to purchase 115,253 shares of common stock at a price of $40.5155 per share that were acquired in the December 2021 registered-direct offering transaction remained outstanding. The warrants are classified as equity. As a result of the closing of the September 2022 PIPE, a warrant holder elected to exercise their option within 30 days of the closing of the September 2022 PIPE (February 24, 2023) to receive a cash payout for the outstanding warrants in the amount of the Black-Scholes value of each warrant as prescribed in the warrant agreement. The Company paid $800 to this warrant holder on June 23, 2023 and 105,231 warrants were settled as a result.
As of December 31, 2024, warrants to purchase 10,022 shares of common stock at a price of $40.5155 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
8. Equity-Based Compensation
2017 Equity Incentive Plan
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 38,950 shares of Exicure common stock, which includes 14,466 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 25,559 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 30,667 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. On January 1, 2024, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 30,667 awards. As of December 31, 2024, the aggregate number of awards available for grant under the 2017 Plan was 121,700.
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 50 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. No shares were issued during 2024 or 2023.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 2,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. As of December 31, 2024, there were 12,394 shares available for issuance under the ESPP. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares.
Equity-based compensation expense is classified in the statements of operations as follows:

	Year Ended December 31,
	2024	2023
Research and development expense	$—	$154
General and administrative expense	22	1,194
	$22	$1,348
Unamortized equity-based compensation expense at December 31, 2024 was $10, which is expected to be amortized over a weighted-average period of 0.9 years.
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
The fair value of the underlying common stock and the exercise price for the common stock options granted during the year ended December 31, 2023 is summarized in the table below. No options were granted during 2024.

Common Stock Options Granted During Period Ended:	Fair Value of Underlying Common Stock	Exercise Price of Common Stock Option
Year ended December 31, 2023	$1.58; weighted avg. $1.58	$1.58; weighted avg. $1.58
The weighted-average grant date fair value of common stock options granted in the years ended December 31, 2023 was $6.30 per common stock option, respectively.
A summary of common stock option activity as of the periods indicated is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding - December 31, 2022	44,567	$23.70	7.5	$—
Granted	2,000	7.90
Forfeited	(44,140)	27.00
Outstanding - December 31, 2023	2,427	$21.40	5.4	$—
Forfeited	(84)	27.55
Outstanding - December 31, 2024	2,343	$27.55	4.4	$—
Exercisable - December 31, 2024	2,343	$27.55	4.4	$—
Vested and Expected to Vest - December 31, 2024	2,343	$27.55	4.4	$—

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
A summary of restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	4,177	$63.25
Granted	59,198	5.10
Vested	(61,805)	9.55
Forfeited	(961)	72.90
Unvested balance - December 31, 2023	609	$52.05
Granted	—	—
Vested	(237)	92.94
Forfeited	(84)	17.25
Unvested balance - December 31, 2024	288	$47.93
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
A summary of performance-based restricted stock unit activity of the periods indicated is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2022	97,643	$3.45
Settled	(97,643)	1.91
Unvested balance - December 31, 2023	—	$—
Unvested balance - December 31, 2024	—	$—
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
Pursuant to the Plans, the Board, as the administrator of the Plans, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the Plans. In approving the repricing, the Board considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and directors, the lack of retention value provided by the outstanding stock options to employees and directors, and the impact of such options on the capital structure of the Company. As of March 24, 2022, there were 46,645 stock options outstanding under

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
the Plans, and all of the Company’s outstanding stock options had exercise prices in excess of the current fair market value of the Company’s common stock as of March 24, 2022, which is why the Board made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and directors as Eligible Stock Options.
9. Segment Reporting
The Company manages our business activities on a consolidated basis and operate as a single operating segment: Biotechnology. Our revenue this year was solely from one patent license agreement with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company will receive an exclusive license in the field of hepatitis to all of the Company’s relevant patents for $500, see Note 16 for further details. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.
Our CODM is our President and Chief Executive Officer, Andy Yoo. The CODM uses net loss, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the Biotechnology segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Biotechnology segment, and therefore, such information is not presented.
The following table provides the operating financial results of our Biotechnology segment:

	Year Ended December 31,
	2024	2023
Total revenues	$500	$—
Significant segment expenses:
Research and development expense	—	1,423
General and administrative expense	5,449	11,715
Litigation legal expense	1,562	938
Right-of-use asset impairment loss	5,721	—
Loss from sale of property and equipment	—	920
Total operating expenses	12,732	14,996
Interest and dividend income	13	84
Interest expense	(18)	—
Other income (expense)	2,544	(2)
Total other income (expense)	2,539	(1,918)
Segment net loss	$(9,701)	$(16,914)
10. Income Taxes
Pre-tax loss before income taxes was $9,693 and $16,914 for the years ended December 31, 2024 and 2023, respectively, which consists entirely of losses in the U.S. and resulted in $8 and $0 provision for income tax expense during the years then ended, respectively.
Components for the provision for income taxes consist of the following:

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Current
Federal	$—	$—
State and local	8	—
Total current tax expense	$8	$—

Provision for income tax expense	$8	$—
The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2024		2023
Federal income tax expense at statutory rate	$(2,035)	21.0%	$(3,552)	21.0%
State income tax expense at statutory rate	(672)	6.9	(1,167)	6.9
Permanent differences	14	(0.1)	285	(1.7)
State rate differential	25	(0.3)	72	(0.5)
Change in valuation allowance	2,670	(27.6)	(39,891)	236.9
Other	6	—	—	—
Reduction of worthless attributes	—	—	44,253	(262.6)
	$8	(0.1)%	$—	—%
The effective tax rate for the year ended December 31, 2024 is attributable to the fact that the Company is subject to state income taxes. The effective income tax rate for the year ended December 31, 2024 was (0.1)% because the Company generated tax losses and provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred Tax Assets
Net operating losses	$3,957	$3,145
Capitalized R&D expenses	556	741
Accrued expenses	318	41
Operating lease liability	1,661	1,900
Investment Loss Adjustment	560	570
Less: Valuation allowance	(6,920)	(4,250)
Total deferred tax assets	132	2,147
Deferred Tax Liabilities
Prepaid expenses	(125)	(217)
Fixed assets and other	(7)	(15)
Deferred Rent	—	(57)
Right-of-use asset	—	(1,858)
Total deferred tax liabilities	(132)	(2,147)
Deferred taxes, net	$—	$—
The Company’s effective income tax rate for the year ended December 31, 2024 is (0.1)%. The Company has recorded a full valuation allowance against its deferred tax assets. This determination is based on significant negative evidence, including:
•Cumulative losses: The Company has been in a significant cumulative loss position since its inception in 2011.
•Projected realization of net operating loss carry forward amounts: Projections of future pre-tax book loss and taxable losses based on the Company's recent actual performance and current industry data indicate it is more likely than not that the benefits will not be recognized.
At December 31, 2024, the Company had a federal net operating loss carryforward of $13,951, which are indefinitely lived. At December 31, 2024, the Company had $13,951 of state net operating loss carryforwards, which will begin to expire in 2044.
The Company experienced an “ownership change” within the meaning of Section 382(g) (“Section 382”) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2022. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.
The Company determined that at the date of the 2023 ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis as the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards or certain other deductions. As of 2023, the business model has substantially changed which fully limits our ability to recognize these deductions. As the Company disposed of the majority of their operating business, they are subject to a zero limitation under Section 382 of the Internal Revenue Code which makes the net operating losses unusable. Accordingly, the Company has not recorded federal and state net operating losses from prior to ownership change. In December 2024, the Company had another

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
ownership change and a formal analysis was not performed as any further limitation would not have a material impact on the financial statements due to the valuation allowance.
At December 31, 2024 and 2023, the Company had no unrecognized tax benefits. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2020 through 2024. There are no pending examinations in any jurisdiction.
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2024 and 2023.
The following is the computation of loss per common share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net loss	$(9,701)	$(16,914)
Weighted-average basic and diluted common shares outstanding	2,043,278	1,602,790
Loss per share - basic and diluted	$(4.75)	$(10.55)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	December 31,
	2024	2023
Options to purchase common stock	2,343	2,427
Restricted stock units	288	609
Performance stock units	—	—
Warrants to purchase common stock	10,022	10,022
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

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Cash and cash equivalents were measured using level 1 inputs as of December 31, 2024 and 2023. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the December 31, 2024 and year ended December 31, 2023. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.
13. Defined Contribution Plan
The Company maintains a defined contribution savings plan for the benefit of its employees. Company contributions are determined under various formulas. The expense recognized for this plan was $37 and $119 for the years ended December 31, 2024 and 2023, respectively.
14. Commitments and Contingencies
Legal Proceedings
On December 13, 2021, Mark Colwell filed a putative securities class action lawsuit against the Company, David A. Giljohann and Brian C. Bock in the United States District Court for the Northern District of Illinois, captioned Colwell v. Exicure, Inc. et al., Case No. 1:21-cv-06637. On February 4, 2021, plaintiff filed an amended putative securities class action complaint. On March 20, 2023, the court entered an order appointing James Mathew as lead plaintiff and Bleichmar Fonti & Auld LLP as lead counsel in the action pursuant to the Private Securities Litigation Reform Act of 1995. On May 26, 2023, lead plaintiff filed a second amended complaint against the Company, Dr. Giljohann, Mr. Bock, and Grant Corbett. The second amended complaint alleges that Dr. Giljohann, Mr. Bock, and Dr. Corbett made materially false and/or misleading statements related to the Company’s clinical programs purportedly causing losses to investors who acquired Company securities between January 7, 2021 and December 10, 2021. The second amended complaint does not quantify any alleged damages but, in addition to attorneys’ fees and costs, lead plaintiff seeks to recover damages on behalf of himself and others who acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On October 8, the court granted preliminary approval of the settlement in the securities class action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025. On January 13, 2025, the court entered final judgment approving the settlement.
The settlement described above will be fully covered by insurance. However, the settlement will include a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liability for under its self-insured retention.
In March and April 2022, three different stockholders filed separate shareholder derivative lawsuits on behalf of the Company against Dr. Giljohann and Mr. Bock, Jeffrey L. Cleland, Elizabeth Garofalo, Bosun Hau, Bali Muralidhar, Andrew Sassine, Matthias Schroff, James Sulat and Timothy Walbert. The cases in the ordered filed are captioned Puri v. Giljohann, et al., Case No. 1:22-cv-01083; Sim v. Giljohann, et al., Case No. 1:22-cv-01217; and Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526. Complaints in these cases (collectively, the “Derivative Complaints”) assert, among other things, that the Company included false or misleading statements in its proxy statement for its 2021 Annual Meeting of Stockholders, also alleging certain breaches of fiduciary duties. The Derivative Complaints seek contribution from Dr. Giljohann and Mr. Bock under federal securities laws. The Puri and Stourbridge complaints further assert for a variety of related state law claims, including unjust enrichment, abuse of control, gross mismanagement, and corporate waste. Plaintiffs seek restitution for damages to the Company, attorneys’ fees, costs, and expenses, as well stockholder adoption of certain board oversight measures.
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board of Directors investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
and corporate waste. The Derivative Complaints and Demand Letter are currently stayed, and the Company is engaged in settlement discussions with plaintiffs’ counsel regarding these matters.
On October 3, 2023, a former employee filed a complaint against the Company and its executives related to the former employee’s separation from the Company. The parties proceeded with paper discovery and this matter did not settle at an in-person settlement conference on July 17, 2024. As a result, we are in the discovery phase of this litigation. The parties exchanged discovery and a status conference was held on February 11, 2025, wherein opposing counsel asserted alleged various discovery deficiencies. The parties are working through these alleged discovery deficiencies and anticipate deposing the plaintiff as well as witnesses on behalf of the Company and the individual defendants themselves in the coming months.
Leases
Refer to Note 7, Leases, for a discussion of the commitments associated with the Company’s lease agreements.
15. Related-Party Transactions
Pursuant to a Consulting Agreement, effective as of September 25, 2022, between the Company and Alta Companies LTD (“Alta”), the Company paid Alta $218 on February 27, 2023 for a consulting fee earned as a result of the September 2022 PIPE closing. Paul Kang, a director of the Company since February 2023 and former CEO of the Company, is the President of Alta. There were no related party transactions with Alta in 2024. Refer to the subsequent event in Footnote 17.
Also, refer to the Note and the DGP Note in Footnote 6.
16. License and Purchase Agreements
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
Purchase Agreement
On September 27, 2024, the Company entered into and closed the sale of certain assets pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). The assets sold to the purchaser consist of the Company’s historical biotechnology intellectual property and other assets and include the Company’s spherical nucleic acid-related technology, research and development programs, and clinical assets (the “Sold Assets”). The Company will receive gross proceeds of $1,500 from the sale of the Sold Assets. The gross proceeds were recognized as other income. The Company will be entitled to royalties and license fees in connection with future sales or licenses derived from the Sold Assets for a period of 10 years as set out in further detail in the purchase agreement. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved. The Company received $150 in September, $550 in October, and $400 in December. The remaining $400 will be received in March.
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
17. Subsequent Events
GPCR Share Purchase Agreement
On January 19, 2025, the Company entered into a Share Purchase Agreement with GPCR Therapeutics Inc, a Korean corporation, (“GPCR”) pursuant to which the Company acquired from GPCR all of the issued and outstanding equity securities of GPCR Therapeutics USA Inc., a California corporation (“GPCR USA”). The transactions contemplated under the Share Purchase Agreement closed concurrently with execution. GPCR USA was, until immediately prior to closing under the Share Purchase Agreement, a wholly owned subsidiary of GPCR. The Company purchased GPCR USA’s six million common shares outstanding for $1.6 million. It is not yet known how much goodwill versus intangibles will be recognized. It is also not yet known the acquisition date fair value of the major classes of consideration transferred.
In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement (“L&C Agreement”) to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents. The L&C Agreement requires the Company to make milestone payments to GPCR upon the achievement of specific milestone events relating to clinical trials, marketing authorizations, and net sales, as well as for the Company to pay a recurring royalty payment based on 10% of net sales, as set forth in the L&C Agreement.
Termination of Chicago Lease Agreement
On February 14, 2025, the Company executed a Lease Termination Agreement with its landlord effective as of January 31, 2025. As a result of this early termination for the Chicago lease that expired in June 2030, the Company vacated the Chicago office and stopped any further amounts owed to its landlord. There were no additional fees or costs related to the early termination. The Company expects to recognize a $6 million gain in the first quarter of 2025 related to this early termination.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Stock Purchase Agreement
On February 14, 2025, the Company entered into a Common Stock Purchase Agreement with Shin Chang Partners and RMS0718 Co., Ltd. (the “Purchasers”), pursuant to which the Company agreed to issue and sell to each of the Purchasers 145,454 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $5.50 per share for gross proceeds of approximately $2 million.
Consulting Agreement
Pursuant to a Consulting Agreement, effective as of February 27, 2025, between the Company and Alta, the Company entered into a Consulting Agreement with Paul Kang, a director of the Company since February 2023, and the former CEO of the Company,

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a non-accelerated filer as of December 31, 2024.
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

Management identified material weaknesses in the Company’s internal control over financial reporting related to the following:
1.Management’s review of the accounting treatment of non-routine activities.
2.The Company failed to design and implement controls around all accounting and information technology processes and procedures.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5- 1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Our Board of Directors presently has 7 directors. Andy Yoo, Seung Ik Baik, Ho Jung John, Chang Keun Choi, Minwoo Kang, Sangwook Song, and Dongho Lee. Andy Yoo, Seung Ik Baik, Ho Jung John, Chang Keun Choi, Minwoo Kang, Sangwook Song were delegated to the Board of Directors by HiTron pursuant to its rights under the Subsequent Common Stock Purchase Agreement.
Class III Directors (Term Expires 2026)
Seung Ik Baik, age 39, has served as a member of our Board of Directors since November 2024 and served as CFO and Secretary of the Company since December 2024. Mr. Baik has 17 years of experience in corporate finance, accounting, and private equity. Currently, he is the Chief Strategic Officer at the YooSoo Group, an affiliate of HiTron. Mr. Baik serves as the Independent Director at The Technology, a listed company in South Korea, where he manages partnerships with Korean accounting firms, law firms, financial institutions, and regulatory bodies. His role includes overseeing compliance and regulatory initiatives, supporting strategic growth, and advising the Board and Managing Director on financial performance and organizational development. In addition to his role at The Technology, Mr. Baik has served as General Manager at Balancers Private Equity Fund (PEF) since 2013. Previously, Mr. Baik worked as a Senior Accountant at CYS Chartered Accountants & Business Advisors in Australia, where he prepared financial statements, handled tax compliance, and provided strategic tax planning and business structuring advice to clients. Mr. Baik holds a Master of Commerce in Applied Finance and a Bachelor of Commerce in Accounting from Griffith University, Australia.
Ho Jung John, age 65, has served as a member of our Board of Directors since December 2024. Mr. John is a seasoned executive with over 35 years of leadership experience in various industries, with extensive background in human resource development, strategic management, financial oversight, and global business operations. Mr. John began his career at Korea Telecom Inc. in 1985, serving as a Human Resource Development Manager until 1994, where he contributed to talent development and organizational growth strategies. From 1994 to 2002, he served as the CEO of Status Entertainment Inc., overseeing strategic direction and operations in the entertainment industry. Subsequently, from 2002 to 2008, he was the CEO of Korea Cityplan Partners Co., Ltd. Mr. John held the position of CEO at Australia Cityplan Partners Pty., Ltd. from 2008 to 2018, leading the company’s global operations and strategic initiatives. He joined HiTron in 2023 as Managing Director of Finance and has served as Vice President of Management since July 2024, where he focuses on enhancing organizational structure to foster collaboration and improving business processes to optimize quality and time management. Mr. John graduated from Hankuk University of Foreign Studies with a Bachelor’s degree in Chinese Language, Literature & Culture.
Class I Directors (Term Expires 2027)
Dongho Lee, age 63, has served as a member of our Board of Directors since August 2023. Since 2021, Mr. Lee has served as the President & CEO of Lumios Co. Ltd., a South Korean company that specializes in investment and provides real estate related consulting services to local development projects. He is currently an independent Director and member of the Audit Committee of Quantapia Inc., a renewable energy company listed in South Korea. Mr. Lee began his professional career in finance as a FINRA-licensed financial advisor in asset management in New

York from 1989 and in Korea from 1995. Since 2000, Mr. Lee has served in various corporate executive and management positions, from CEO and CFO to advisor to the board of directors, at various companies in both Korea and the United States. From 2007 to 2011, he was the CSO & SVP of Finance at Englewood Lab Inc., a cosmetics R&D and manufacturing company in Englewood, NJ. From 2012 to 2018, he was the COO of Tchopstix, Inc., a restaurant group in Indianapolis, IN. Mr. Lee graduated from Korea University with a Bachelor’s degree in Business Administration with emphasis in Finance.
Andy Yoo, age 45, has served as a member of our Board of Directors since November 2024 and served as the CEO and President of the Company since December 2024. Mr. Yoo is currently the Chairman and the largest shareholder of HiTron, a listed company in South Korea. Mr. Yoo serves as a member of HiTron’s executive committee, its governing and decision-making body for matters affecting its overall management and strategic direction. Mr. Yoo is also a Managing Director of Balancers Co., Ltd. Previously, Mr. Yoo worked at PKF public accounting practice in Australia, serving most recently as senior accountant, overseeing more than 100 clients and government bodies and professionals across. He also founded CYS public accounting practice and played significant roles on other leadership during his tenure as an accountant. Mr. Yoo holds a Bachelor of Commerce in Accounting from Griffith University, Australia.
Class II Directors (Term Expires 2025)
Chang Keun Choi, age 54, has served as a member of our Board of Directors since December 2024. Mr. Choi is an accomplished executive with over 20 years of experience in the IT service and technology industries, where he has a proven track record of guiding organizations through transformative growth, IPO processes, and international expansion. Since 1998, Mr. Choi has served in various corporate executive, management and advisory roles in various IT service companies, including Freewebmedia (1998 to 2006), Mytrademaster (2007 to 2014), ClumL (2022 to 2024), The Technology (2023 to 2024), and Service Industry Association (2024 to present). He is currently the Founder and CEO of Einsis Inc, one of the fastest-growing TPM service companies in Korea, providing stable and sustainable IT maintenance solutions to customers in the APAC region. Mr. Choi graduated from Korea University with a Bachelor’s degree in Industrial Engineering,
Sangwook Song, age 61, has served as a member of our Board of Directors since December 2024. He is an experienced executive with background in financial services, corporate governance, and strategic management, spanning various industries, including banking, corporate management, and public service. Mr. Song began his career at Donghwa Bank, gaining experience in financial operations and risk management as Manager. He subsequently contributed to the strategic direction and growth of TASTECH Co., Ltd. as Director and oversaw financial audits and ensured regulatory compliance at Credit Counseling and Recovery Service as Lead Auditor. He also played a significant role in legislative support and policy development as Executive Assistant at the National Assembly of the Republic of Korea. Throughout his career, Mr. Song has held several executive positions, including as Representative Director of Nature and Environment Co., Ltd., Everrich Partners, and Gold Pacific and as General Director of Management of Samcheongpartners Co., Ltd. Mr. Song graduated from Pusan National University College of Law with a Bachelor’s degree in Law.
Minwoo Kang, age 47, has served as a member of our Board of Directors since December 2024. Mr. Kang is a Certified Public Accountant with over 17 years of experience in audit, corporate finance, M&A, internal control systems, financial oversight, and regulatory compliance, spanning various industries. He began his career in 2007 at EY Hanyoung Accounting Corporation in the Strategy and Transactions team. Since 2010, he has been with Anse Accounting Corporation, where he conducted comprehensive audits, managed M&A Processes, and performed tax adjustments for major corporations. Mr. Kang holds a Bachelor’s degree in Economics from Korea University.
Executive Officers
The following sets forth information about our executive officers as of March 13, 2025.

Name	Position	Age
Andy Yoo	Chief Executive Officer	45
Seung Ik Baik	Chief Financial Officer	39

Andy Yoo. Biographical information for Mr. Yoo is presented above under the caption “Directors.”

Seung Ik Baik. Biographical information for Mr. Baik is presented above under the caption “Directors.”
Joshua Miller. Mr. Miller is the Chief Accounting Officer, not an Executive Officer, and does not perform any significant policy making functions for the Company.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that: a late report on Form 4 was filed by Joshua Miller on March 6, 2024 reporting a transaction dated February 16, 2024; a late report on Form 4 was filed by Mr. Miller on May 23, 2024 reporting a transaction dated May 16, 2024; a late report on Form 4 was filed by Mr. Miller on August 21, 2024 reporting a transaction dated August 21, 2024; a late report on Form 4 was filed by Mr. Miller on November 26, 2024 reporting a transaction dated November 16, 2024; and a late report on Form 3 was filed on December 23, 2024 relating to an initial statement of beneficial ownership of securities by Sangsangin Investment & Securities Co., Ltd., which became an insider on December 12, 2024. Additionally, Andy Yoo, Ik Baik, Ho Jung John, Chang Keun Choi, Sangwook Song, and Minwoo Kang, each a member of our board of directors, have not filed their required Form 3 with the SEC in connection with their appointment to the board.
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
Audit Committee Matters
Our Audit Committee is currently comprised of Minwoo Kang, Chang Keun Choi, and Dongho Lee. Mr. Kang serves as the chairperson of the Audit Committee. Our Board of Directors has determined that all members are “independent” for Audit Committee purposes as that term is defined in the applicable rules of the SEC and Nasdaq rules.
Our Board has determined that Mr. Kang qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC.
Item 11. Executive Compensation.
Compensation Overview

This section provides a discussion of the total compensation awarded to, earned by, or paid to, during the years ended December 31, 2024 and 2023: (1) the individuals who served as our principal executive officer during the fiscal year ended December 31, 2024, (2) our next two most highly compensated executive officers serving as of December 31, 2024 who earned more than $100,000 during the fiscal year ended December 31, 2024 (of which we had none), and (3) any individual who would otherwise be included in (2) above but for the fact that such individual was not serving as an executive officer of ours as of December 31, 2024. We refer to these individuals in this prospectus as our named executive officers. Our named executive officers for 2024 who appear in the Summary Compensation Table are:
•Andy Yoo, our Chief Executive Officer;
•Seung Ik Baik, our Chief Financial Officer
•Paul Kang, our former Chief Executive Officer; and
•Jiyoung Hwang, our former Chief Financial Officer
Summary Compensation Table

The following table provides a summary of compensation paid or accrued for the years ended December 31, 2024 and 2023 to our named executive officers, amounts in dollars:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Andy Yoo (1) Chief Executive Officer	2024	25,000	—	—	25,000
Paul Kang (2) Former Chief Executive Officer	2024	150,000	—	—	150,000
	2023	50,000	—	—	50,000
Seung Ik Baik (3) Chief Financial Officer	2024	3,611	—	—	3,611
Jiyoung Hwang (4) Former Chief Financial Officer	2024	150,000	—	—	150,000
	2023	49,432	—	—	49,432

(1)	Effective December 20, 2024, Mr. Yoo was appointed as Chief Executive Officer, succeeding Mr. Kang.
(2)	Effective August 21, 2023, Mr. Kang was appointed as Chief Executive Officer. Effective February 27, 2025. Mr. Kang resigned as Chief Executive Officer.
(3)	Effective December 20, 2024, Mr. Baik was appointed as Chief Executive Officer, succeeding Ms. Hwang.
(4)	Effective August 28, 2023, Ms. Hwang was appointed as Chief Financial Officer, succeeding Mr. Kim. Effective December 20, 2024, Ms. Hwang resigned as Chief Financial Officer.

Employment Agreements
We had employment agreements with each of our named executive officers who were still serving in their positions at the end of 2024. These employment agreements are described below. Refer to the footnotes to the Summary Compensation Table above with respect to named executive officers who were no longer serving at the end of 2024.

Andy Yoo. We and Mr. Yoo entered into an Employment Agreement dated December 20, 2024. Under the terms of this Employment Agreement, Mr. Yoo’s annual base salary was $300,000.

Paul Kang. We and Mr. Kang entered into an Employment Agreement dated August 28, 2023. Under the terms of this Employment Agreement, Mr. Kang’s annual base salary was $150,000. Refer to the subsequent event in Footnote 17 for consulting agreement entered into in February 2025.
Seung Ik Baik. We and Mr. Baik entered into an Employment Agreement dated December 20, 2024. Under the terms of this Employment Agreement, Mr. Baik’s annual base salary was $130,000.

Outstanding Equity Awards at Fiscal Year-End
Neither Mr. Yoo, Mr. Kang, nor Mr. Baik had any outstanding equity awards, and none of our named executive officers who were not serving with the Company at the end of fiscal 2024 still had any outstanding equity awards.

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

2024 Director Compensation

Cash Compensation

Following the closing of the Private Placement in February 2023, each director is entitled to an annual retainer of $20,000. None of our current directors have received any equity grants, and none of our prior directors received equity grants in 2024.

Director Compensation Table

The following table presents information regarding the compensation earned for service by our directors during the year ended December 31, 2024, amounts in dollars.

Name	Fees Earned or Paid In Cash ($)	Option Awards (13) ($)	Total ($)
Paul Kang (1)	20,000	—	20,000
Jiyoung Hwang (2)	20,000	—	20,000
Hyuk Joon (Raymond) Ko (3)	19,194	—	19,194
Dongho Lee (4)	20,000	—	20,000
Hojoon Lee (5)	17,778	—	17,778
Minhee Eom (6)	19,194	—	19,194
Andy Yoo (7)	2,167	—	2,167
Ho Jung John (8)	645	—	645
Chang Keun Choi (9)	645	—	645
Sangwook Song (10)	645	—	645
Minwoo Kang (11)	645	—	645
Seung Ik Baik (12)	2,167	—	2,167
Eui Yull Hwang (13)	2,778	—	2,778

(1)	Mr. Kang was appointed to the Board of Directors effective February 24, 2023.
(2)	Ms. Hwang was appointed to the Board of Directors effective February 24, 2023 and resigned on February 28, 2025.
(3)	Mr. Ko was appointed to the Board of Directors effective August 21, 2023 and resigned on December 17, 2024.
(4)	Mr. D. Lee was appointed to the Board of Directors effective August 21, 2023.
(5)	Mr. Hojoon Lee was appointed to the Board of Directors effective August 21, 2023 and resigned on November 21, 2024.
(6)	Ms. Eom was appointed to the Board of Directors effective September 26, 2023 and resigned on December 17, 2024.
(7)	Mr. Yoo was appointed to the Board of Directors effective November 21, 2024.
(8)	Mr. John was appointed to the Board of Directors effective December 17, 2024.
(9)	Mr. Choi was appointed to the Board of Directors effective December 17, 2024.
(10)	Mr. Song was appointed to the Board of Directors effective December 17, 2024.
(11)	Mr. Kang was appointed to the Board of Directors effective December 17, 2024.
(12)	Mr. Baik was appointed to the Board of Directors effective November 21, 2024.
(13)	Mr. Hwang was appointed to the Board of Directors effective September 26, 2024 and resigned on November 21, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2024, which as of that date consisted of our 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,631	$27.55	134,094	(1) (2)
Equity compensation plans not approved by stockholders	-	-	-
Total	2,631	$27.55	134,094

(1)	Represents 121,700 and 12,394 shares of common stock available for issuance under the 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan, respectively, as of December 31, 2024.
(2)	The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 30,667 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee. Effective January 1, 2024, pursuant to the terms of the 2017 Equity Incentive Plan, the number of awards that are reserved and may be awarded under the 2017 Equity Incentive Plan was automatically increased by 30,667 awards. The number of shares of common stock reserved for issuance under the 2017 Employee Stock Purchase Plan automatically increases on January 1 of each year, beginning on January 1, 2018, by the lesser of (i) 10,000 shares of common stock, (ii) 0.3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) such lesser number of shares determined by our Board. Effective January 1, 2024, pursuant to the terms of the 2017 Employee Stock Purchase Plan, the number of shares that are reserved and may be issued under the 2017 Employee Stock Purchase Plan was automatically increased by 10,000 shares.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of March 13, 2025 by: (i) each of our directors; (ii) each of our named executive officers named in the 2024 Summary Compensation Table above; (iii) all of our current executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of Mach 31, 2025 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them. Percentage ownership calculations are based on 6,317,771 shares outstanding as of March 12, 2025, adjusted as required by rules promulgated by the SEC.
This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, the address for each executive officer and director listed in the table is c/o Exicure, Inc., 400 Seaport Court, Suite 102, Redwood City, California 94063.

	Beneficial Ownership
Beneficial Owner Greater than 5% Stockholders	Number of Shares Beneficially Owned (#)	Percentage of Common Stock Beneficially Owned (%)
HiTron Systems, Inc. (1)	3,333,333	52.8%
DGP Co., Ltd. (2)	424,612	6.7%
SangSang Investment & Securities Co., Ltd. (3)	433,332	6.9%

Directors and Named Executive Officers
Dongho Lee	—	*
Andy Yoo (1)	3,333,333	52.8%
Ho Jung John (1)	—	*
Chang Keun Choi	—	*
Sangwook Song	—	*
Minwoo Kang	—	*
Seung Ik Baik (1)	—	*

All directors and executive officers as a group (7 persons)	3,333,333	52.8%

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Based on information available to the Company, Andy Yoo is the chief executive officer and largest stockholder of HiTron Systems, Inc. (“HiTron”). The Company is also aware that Ho Jung John and Seung Ik Baik are HiTron’s vice president and chief strategy officer, respectively. As a result, each of Mr. Yoo, Mr. John, and Ms. Baik may be deemed to beneficially own the share of our common stock and securities held by HiTron. The address for HiTron is 99-13 Masan-Gil, Miyang-Myeon, Anseong-si, Gyeonggi-do, Korea.
(2)	Based on most recent Schedule 13D/A filed by DGP Co., Ltd. on September 16, 2024. Per the Schedule 13D filed June 26, 2023, the address of DGP Co., Ltd. 23, Geurintekeu-ro, Yeonggwang-eup, Yeonggwang-gun, Jeollanam-do, Republic of Korea 57024.
(3)	Based on most recent Schedule 13D/A filed by SangSang Investments & Securities Co., Ltd. on December 23, 2024. The address of SangSang is 49F, Parc.1,108, Yeoui-daero, Yeongdeungpo-gu, Seoul, Republic of Korea 07335.
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

CBI USA Private Placement
On September 26, 2022, the Company entered into the Securities Purchase Agreement with CBI USA, pursuant to which the Company agreed to issue and sell to CBI USA in a private placement an aggregate of 680,000 shares of the Company’s common stock at a purchase price of $8.00 per share (the “Private Placement”). CBI USA was already a holder of more than 5% of our outstanding voting securities at the time we entered into the Securities Purchase Agreement as a result of a previous private placement completed in May 2022. The Private Placement closed on February 24, 2023. Since the registration statement was not filed within 90 days following the Closing Date of the Registration Rights Agreement, the Company paid $27 to CBI USA and accrued $191 to DGP pursuant to the liquidated damages provision in this agreement. On February 19, 2025, the Company received a waiver letter from DGP confirming they agreed to waive the outstanding $191 penalty amount owed to DGP.

Paul Kang Consulting Fees
The Company engaged entities controlled by Mr. Kang to provide business development consulting services in 2023. The Company paid the entities controlled by Mr. Kang $0 and $218 for the years ended December 31, 2024 and 2023, respectively, for such services to date. Mr. Kang was not yet serving as a director at the time he was engaged to provide these services.

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

On September 11, 2024, the Company executed Debt for Equity Exchange Agreements converting the existing debt and related interest described above into shares of its common stock. The Company exchanged in full satisfaction of the principal and accrued interest obligations on the DGP Note into 237,223 shares of its common stock. As this was considered a troubled debt restructuring with a related party, the difference between fair value and book value was recognized within additional paid in capital.

Independence of the Board of Directors and Controlled Company Exemption
The following current directors were determined to be independent under the applicable Nasdaq standards: Dongho Lee, Chang Keun Choi, and Minwoo Kang. The following former directors who served during 2024 were also determined to be independent under such standards: Hyuk Joon (Raymond) Ko, Minhee Eom, and Eui Yull Hwang.

Following the closing of the private placement to CBI USA in February 2023, we became a “controlled company” under Nasdaq rules. As a result, we were exempt from the requirements that a majority of our Board of Directors be independent and that we have an independent compensation committee and an independent nominating committee or function. Following the consummation of this private placement, our Board of Directors dissolved the Compensation Committee and Nominating and Corporate Governance Committee. In August 2023, CBI USA and its affiliate, DGP Co., Ltd., filed a Schedule 13D/A reporting that they no longer owned 50% of outstanding shares as a result of dilutive issuances, and thus we were no longer a “controlled company” under Nasdaq rules. Thereafter, we reinstated our Compensation Committee and Nominating and Corporate Governance Committee and appointed our three independent directors to those committees in compliance with Nasdaq rules with respect to those committees during 2024. We relied on the phase-in provisions of the Nasdaq rules with respect to the requirement that a majority of our Board of Directors be independent and complied with that requirement within 12 months to prevent losing the “controlled company” status.

Following the closing of the stock purchase agreement to HiTron in December 2024, we again became a “controlled company” by a different company under Nasdaq rules.

Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees billed to us for the years ended December 31, 2024 and 2023 by Marcum LLP, Chicago, Illinois (PCAOB ID: 688), our independent registered public accounting firm for such years.

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$236,520	$432,846
Total Fees	$236,520	$432,846

(1)	Audit fees for the fiscal years ended December 31, 2024 and 2023 consist of fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.
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
The Audit Committee will review both audit and non-audit services performed by the independent registered public accounting firm and the fees charged for such services on at least an annual basis. Among other things, the Audit Committee will review non-audit services proposed to be provided by the independent registered public accounting firm and pre-approve such services only if they are compatible with maintaining the independent registered public accounting firm’s status as an independent registered public accounting firm. All services provided by Marcum LLP in 2024 and 2023 were pre-approved by our Audit Committee after review of each of the services proposed for approval.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 36 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		10-K (Exhibit 3.3)	3/11/2021	001-39011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.		8-K (Exhibit 3.1)	6/29/2022	001-39011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective August 27, 2024.		8-K (Exhibit 3.1)	8/26/2024	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Description of Securities		10-K (Exhibit 4.4)	3/10/2020	001-39011

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.		10-Q (Exhibit 10.1)	5/14/2020	001-39011

10.6	Form of Securities Purchase Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchaser parties thereto.		8-K (Exhibit 10.1)	5/13/2022	001-39011

10.7	Registration Rights Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.		8-K (Exhibit 10.2)	5/13/2022	001-39011

10.8	Securities Purchase Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.1)	9/27/2022	001-39011

10.9	Registration Rights Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.2)	9/27/2022	001-39011

10.10+	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Matthias Schroff.		8-K (Exhibit 10.2)	5/2/2023	001-39011

10.11+	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Elias Papadimas.		8-K (Exhibit 10.3)	5/2/2023	001-39011

10.12	Convertible Bond Subscription Agreement, dated May 3, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.		8-K (Exhibit 10.1)	5/9/2023	001-39011
10.13	Convertible Bond Subscription Agreement, dated May 16, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.		8-K (Exhibit 10.1)	5/18/2023	001-39011

10.14+	Separation and Release Agreement, dated May 27, 2023, among Exicure, Inc. and Sarah Longoria.	+	8-K (Exhibit 10.1)	6/1/2023	001-39011

10.15+	Amended and Restated Employment Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.		8-K (Exhibit 10.2)	6/1/2023	001-39011

10.16+	Retention Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.		8-K (Exhibit 10.3)	6/1/2023	001-39011

10.17+	First Amendment to the Separation and Release Agreement of Matthias Schroff, dated June 12, 2023, among Exicure, Inc. and Matthias Schroff.		8-K (Exhibit 10.9)	6/14/2023	001-39011

10.18+	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Paul Kang		8-K (Exhibit 10.1)	8/23/2023	001-39011

10.19+	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Jiyoung Hwang		8-K (Exhibit 10.2)	8/23/2023	001-39011

10.20	Debt for Equity Exchange Agreement		8-K (Exhibit N/A)	9/12/2024	001-39011

10.21	Common Stock Purchase Agreement, dated November 6, 2024, by and between Exicure, Inc. and HiTron Systems, Inc.		8-K (Exhibit 10.1)	11/14/2024	001-39011

10.22	Form of Registration Rights Agreement by and between Exicure, Inc. and HiTron Systems, Inc.		8-K (Exhibit 10.1)	11/14/2024	001-39011

10.23	Common Stock Purchase Agreement, dated November 13, 2024, by and between Exicure, Inc. and HiTron Systems, Inc.		8-K (Exhibit 10.1)	11/14/2024	001-39011

10.24	Common Stock Purchase Agreement, dated December 9, 2024, by and between Exicure, Inc. and SangSangIn Investment & Securities Co., Ltd.		8-K (Exhibit 10.1)	12/11/2024	001-39011

10.25	Form of Registration Rights Agreement by and between Exicure, Inc. and SangSangIn Investment & Securities Co., Ltd.		8-K (Exhibit 10.2)	12/11/2024	001-39011

21.1	Subsidiaries of Exicure, Inc.		10-K (Exhibit 21.1)	3/25/2022	001-39011

23.1	Consent of Marcum LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Compensation Recoupment Policy	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 18, 2025.

EXICURE, INC.

By:	/s/ Andy Yoo
Andy Yoo
Chief Executive Officer

By:	/s/ Seung Ik Baik
Seung Ik Baik
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer

POWER OF ATTORNEY
We, the undersigned directors and officers of Exicure, Inc., hereby severally constitute and appoint Andy Yoo and Seung Ik Baik, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney. This Power of Attorney does not revoke any power of attorney previously granted by the undersigned, or any of them.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andy Yoo	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 18, 2025
Andy Yoo

/s/ Seung Ik Baik	Chief Financial Officer, and Director (Principal Financial Officer)	March 18, 2025
Seung Ik Baik

/s/ Joshua Miller	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2025
Joshua Miller

/s/ Minwoo Kang	Director	March 18, 2025
Minwoo Kang

/s/ Dongho Lee	Director	March 18, 2025
Dongho Lee

/s/ Chang Keun Choi	Director	March 18, 2025
Chang Keun Choi

/s/ Ho Jung John	Director	March 18, 2025
Ho Jung John

/s/ Sangwook Song	Director	March 18, 2025
Sangwook Song