Form 10-Q
period 2025-03-31
EXICURE, INC.
filed 2025-06-27
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of June 23, 2025, there were 6,317,793 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. While certain risk may be within our ability to control, some risks are entirely outside of our control, and we are not in real time able to determine in which risks are within our control and which are not. We may initially determine in good faith the degree to which a certain set of risks are within our control and later learn such determinations were incorrected or incomplete.
Forward-looking statements included in this Quarterly Report on Form 10-Q refer to, but are not limited to, statements concerning the following:
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
•uncertainty about reaction from investors and potential business partners to our recent changes of control and board of directors (the “Board”) and management composition and the future direction of the Company, and the ability of our controlling stockholders and new Board members and management to earn the confidence of investors and potential partners despite limited experience with U.S. public companies, and how these factors may impact our ability to obtain funding and execute any strategic alternatives that we may identify;
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
•the ability of investors to assess our operations, which are primarily within subsidiaries whose performance are stated on the Company’s financial statements on a consolidated basis;
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
•the impact of government laws and regulations, including but not limited to taxes and tariffs; and
•other factors that may impact our financial results and condition and our ongoing strategic efforts.
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
Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Exicure,” “we,” “us” and “our” refers to Exicure, Inc., a Delaware corporation, and, where appropriate, our subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$10,420	$12,508
Other receivable	172	521
Prepaid expenses and other current assets	713	644
Total current assets	11,305	13,673
Other noncurrent assets	1,449	1,357
Property and equipment, net	565	26
Right-of-use asset	237	—
Intangible asset	3,784	—
Goodwill	3,340	—
Total assets	$20,680	$15,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,210	$1,031
Accrued expenses and other current liabilities	2,679	2,040
Total current liabilities	3,889	3,071
Lease liability, noncurrent	27	5,213
Contingent consideration	5,382	—
Total liabilities	9,298	8,284

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 6,317,771 issued and outstanding, March 31, 2025; 6,026,841 issued and outstanding, December 31, 2024	1	1
Additional paid-in capital	207,635	206,035
Accumulated deficit	(196,254)	(199,264)
Total stockholders’ equity	11,382	6,772
Total liabilities and stockholders’ equity	$20,680	$15,056
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Revenue	$—	$500
Total revenue	—	500
Operating expenses:
Research and development expense	808	—
General and administrative expense	2,217	1,336
Gain on early lease termination	(5,974)	—
Total operating expenses	(2,949)	1,336
Operating income (loss)	2,949	(836)
Other income (expense), net:
Dividend income	27	4
Interest income	5	3
Gain on settlement of accounts payables	191	—
Change in fair value of contingent liability	(136)	—
Other expense, net	(26)	—
Total other income, net	61	7
Net income (loss) before provision for income taxes	3,010	(829)
Provision for income taxes	—	—
Net income (loss)	$3,010	$(829)

Net income (loss) per common share: *
Basic	$0.49	$(0.48)
Diluted	$0.49	$(0.48)

Weighted-average common shares outstanding:
Basic	6,172,268	1,730,201
Diluted	6,182,679	1,730,201
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2025	6,026,841	$1	$206,035	$(199,264)	$6,772
Vesting of restricted stock units	22	—	—	—	—
Issuance of common stock, net	290,908	—	1,600	—	1,600
Net income	—	—	—	3,010	3,010
Balance at March 31, 2025	6,317,771	$1	$207,635	$(196,254)	$11,382

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares *	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	1,832,988	$—	$192,594	$(189,563)	$3,031
Equity-based compensation	—	—	5	—	5
Vesting of restricted stock units	40	—	—	—	—
Net loss	—	—	—	(829)	(829)
Balance at March 31, 2024	1,833,028	$—	$192,599	$(190,392)	$2,207
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,010	$(829)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	61	7
Equity-based compensation	—	5
Amortization of right-of-use asset	47	194
Change in fair value of contingent consideration	136	—
Gain on early lease termination	(5,974)	—
Gain on settlement of accounts payables	(191)	—
Loss on disposal of assets	26	—
Changes in operating assets and liabilities:
Other receivable	1,339	—
Prepaid expenses and other current assets	59	218
Accounts payable	(427)	194
Accrued expenses	316	(43)
Other liabilities	—	(196)
Net cash used in operating activities	(1,598)	(450)
Cash flows from investing activities:
Acquisition of GPCR Therapeutics USA Inc.	(2,090)	—
Net cash used in investing activities	(2,090)	—
Cash flows from financing activities:
Proceeds from common stock offering	1,600	—
Net cash provided by provided by financing activities	1,600	—

Net decrease in cash, cash equivalents, and restricted cash	(2,088)	(450)
Cash, cash equivalents, and restricted cash - beginning of period	12,508	2,016
Cash, cash equivalents, and restricted cash - end of period	$10,420	$1,566

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Non-cash investing activities:
Reclass prepaid expenses from noncurrent to current	$107	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. In 2024, the Company entered into a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that was not material. The Company then sold some of its samples related to the licensed product. Also in 2024, the Company entered into a sale agreement to sell our historical biotechnology intellectual property and other assets pursuant to the purchase agreement. The Company continues to engage in a broader exploration of strategic alternatives, including but not limited to private company acquisitions, raising additional capital, strategic partnerships, some combination of these, and other arrangements that are in management’s view worth exploring.
On January 19, 2025, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with GPCR Therapeutics Inc, a Korean corporation, (“GPCR”), pursuant to which we acquired from GPCR all of the issued and outstanding equity securities of its then-subsidiary, GPCR Therapeutics USA Inc., a California corporation (“GPCR USA”). Upon closing under the Share Purchase Agreement, the Company purchased all of GPCR USA’s six million (6,000,000) common shares that were issued and outstanding for $1.6 million, causing GPCR USA to become a wholly owned subsidiary of Exicure.
In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents (the “License and Collaboration Agreement”). The License and Collaboration Agreement requires the Company to make milestone payments to GPCR upon the achievement of specific milestone events relating to clinical trials, marketing authorizations, and net sales, as well as for the Company to pay a recurring royalty payments, as set forth in the agreement.
GPCR USA has an ongoing Phase 2 clinical trial focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. GPCR USA plans to complete the administration of GPC-100 to 20 patients in the second quarter of 2025 and aims to announce the clinical trial results during the fourth quarter of 2025.
On March 26, 2025, the Company formed KC Creation Co., Ltd. (“KC Creation”), a wholly-owned South Korean subsidiary. It was established based on the future growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to ESG trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. These business lines are designed to enhance the Company’s mid- and long-term value through investment recovery potential and brand synergy.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiaries, Exicure Operating Company, GPCR USA, and KC Creation. All intercompany transactions and accounts are eliminated in consolidation.
Reverse Stock Split
After obtaining stockholder approval at an August 15, 2024 Special Meeting of Stockholders and a written Board consent dated August 20, 2024, the Company effected a reverse stock split of its Common Stock on August 27, 2024 at a ratio of 1-for-5 as of 5:00 p.m. Eastern Time. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share in lieu thereof. An additional 102,837 shares were issued as a result of the fractional shares rounded up. All information presented in the accompanying unaudited condensed consolidated financial statements, unless otherwise indicated herein, assumes a 1-for-5 reverse stock split of Common Stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such assumed reverse stock split.
Unaudited Interim Financial Information
The financial statements provided herewith are unaudited. Such statements include interim condensed consolidated balance sheet as of March 31, 2025, the interim condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2025 and 2024, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, and the results of its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s corresponding Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025 (the “Annual Report”).
Going Concern
At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists that is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of March 31, 2025, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of March 31, 2025, the Company’s cash and cash equivalents were $10,420. Management believes that the Company’s existing cash and cash equivalents are insufficient to continue to fund its operating expenses, and additional funding is needed. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2024 filed with the SEC on March 18, 2025. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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
Acquisition Accounting
The fair value of the consideration exchanged in a business combination is allocated to tangible assets and identifiable intangible assets acquired and liabilities assumed at acquisition date fair value. Goodwill is measured as the excess of the consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed. The accounting for an acquisition involves a considerable amount of judgment and estimation. Cost, income, market or a combination of approaches may be used to establish the fair value of consideration exchanged, assets acquired, and liabilities assumed, depending on the nature of those items. The valuation approach is determined in accordance with generally accepted valuation methods. Key areas of estimation and judgment may include the selection of valuation approaches, cost of capital, market characteristics, cost structure, impacts of synergies, and estimates of terminal value, among other factors.
While the Company uses estimates and assumptions as part of the purchase price allocation process to estimate the fair value of assets acquired and liabilities assumed, estimates are inherently uncertain and subject to refinement.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. The Company’s indefinite-lived intangible assets, which consist of in-process research and development (“IPR&D”), acquired in the GPCR USA acquisition were recorded at fair value on their acquisition date. Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The company determines fair value through multiple valuation techniques and weights the results accordingly. The company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The company has elected to perform its annual goodwill impairment review on December 31 of each year.
Contingent consideration
Contingent consideration relates to the potential payment for an acquisition that is contingent upon the achievement by the acquired business of revenue targets. The acquisition of GPCR USA included a contingent consideration arrangement that requires additional consideration to be paid by the Company to GPCR based on the License and Collaboration Agreement. The Company recorded contingent consideration at fair value based on the consideration expected to be transferred. For potential payments related to target achievements, the Company estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the fair value include the probability assessments of the completion of specific milestones and annual net sales of GPC-100 products in the future and the volatility of these milestones, appropriately discounted considering the uncertainties associated with the obligation. The contingent consideration was recorded as a long-term liability and is remeasured each reporting period, and subsequent changes in fair value are recognized within other income (expense) in the Company’s Statement of Operations.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for us for our fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective in our fiscal year 2027 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

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
3. Business Acquisition
On January 19, 2025, the Company acquired 100% of GPCR USA pursuant to the Share Purchase Agreement (the “Acquisition”). This Acquisition was accounted for under the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration transferred is the sum of the acquisition date fair values of the assets transferred, the liabilities incurred by the acquirer to the former owners of the acquiree, and the equity interests issued by the acquirer to the former owners of the acquiree. As noted above, the Company still needs to issue $0.5 million of its equity to GPCR per the License and Collaboration Agreement and that is recorded as a liability in accrued expenses. The total purchase price consideration consisted of the following:

Cash per Share Purchase Agreement	$1,635
Cash per License and Collaboration Agreement	500
Equity Consideration per License and Collaboration Agreement	500
Fair Value of Contingent Consideration	5,246
Total purchase price consideration	$7,881
The Company recorded the assets acquired and liabilities assumed as of the date of the Acquisition based on the information available at that date. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets acquired:
Cash and cash equivalents	$45
Prepaid expenses and other current assets	1,013
Other noncurrent asset	198
Property and equipment	626
Right-of-use asset	285
Intangible assets	3,784
Goodwill	3,340
Total assets acquired	9,291
Liabilities assumed:
Accounts payable	606
Accrued expenses and other current liabilities	92
Operating lease liabilities, current and noncurrent	712
Total liabilities acquired	1,410
Net assets acquired	$7,881
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2025	December 31, 2024
Prepaid insurance	$521	$444
Lease costs	—	37
Prepaid professional fees	70	70
Prepaid software	45	61
Other	77	32
Prepaid expenses and other current assets	$713	$644
Property and equipment, net

	March 31, 2025	December 31, 2024
Scientific equipment	$506	$246
Computers and software	10	3
Furniture and fixtures	45	30
Leasehold Improvements	39	—
Auto	26	—
Property and equipment, gross	626	279
Less: accumulated depreciation and amortization	(61)	(253)
Property and equipment, net	$565	$26
Depreciation and amortization expense was $61 and $7 for the three months ended March 31, 2025 and 2024, respectively. During the period ended March 31, 2025, the Company wrote off the $26 of property and equipment from the year ended December 31, 2024 and recognized a loss of $26 in the accompanying statement of operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Other noncurrent assets

	March 31, 2025	December 31, 2024
Prepaid insurance	1,449	1,357
Other noncurrent assets	$1,449	$1,357

Accrued expenses and other current liabilities

	March 31, 2025	December 31, 2024
Current lease liability	$592	$722
Accrued payroll-related expenses	40	—
Accrued litigation legal fee	1,085	1,138
Accrued separation agreement	200	—
Accrued Registration Delay Payments	201	—
Accrual for equity issuance per License Agreement	500	—
Accrued other expenses	61	180
Accrued expenses and other current liabilities	$2,679	$2,040
5. Leases
Redwood City Lease
The Company’s lease arrangements at March 31, 2025 consist of a sublease for office space at its headquarters in Redwood City, California that commenced in July 2022 (the “Redwood Sublease”). The Redwood Sublease is classified as an operating lease.
GPCR USA is subleasing approximately 8,392 square feet of office space in Redwood City, California for its operations that began on July 15, 2022. This 45-month sublease is an operating lease agreement that ends on April 14, 2026. The monthly base rent during the remaining term is approximately $50 for the first six months. Base rent thereafter is subject to an increase of 3% over the remaining nine months.
Because the rate implicit in this lease was not readily determinable, the Company used a third party to calculate its incremental borrowing rate of 6.3% on the Commencement Date to determine the fair value of the lease payments over the remaining term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company recognized the right of use asset at its fair value of $285 and a related lease liability of $712 on the date of the Acquisition.
Chicago Lease
On February 13, 2025, the Company executed a Lease Termination Agreement with its landlord related to the Chicago, Illinois lease effective as of January 31, 2025 (the “Chicago Lease ”). As a result of this early termination for the Chicago Lease that commenced on July 1, 2020 and would have ended on June 30, 2030, the Company vacated the Chicago office (the “Premises”) and stopped paying any further amounts owed to its landlord. There were no additional fees or costs related to the early termination. The Company recognized a $6 million gain in the first quarter of 2025 related to this early termination.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$146	$143
Variable lease costs	87	120
Short term lease costs	—	11
Total lease costs	$233	$274
The Company made cash payments for operating leases $109 and $0 during the three months ended March 31, 2025 and 2024, respectively, for the Chicago Lease. The Company made cash payments for operating leases $0 during the three months ended March 31, 2025 for the Redwood Sublease, amounts owed related to the Redwood Sublease are included in accounts payable as of March 31, 2025.
Sublease of the Chicago Premises
The Company entered into a sublease agreement with Cyclopure, Inc. (the “Subtenant”) to sublease approximately 57% of the Premises related to the Chicago Lease pursuant to that certain sublease agreement dated as of May 4, 2023 (the “Sublease Agreement”). The term of this Sublease Agreement began on May 15, 2023 and would have ended on June 30, 2030, the expiration date of the Chicago Lease. The first three months under the Sublease Agreement were rent free. Beginning August 15, 2023, the Company began charging the Subtenant for 57% of the base rent under the Chicago Lease, and the subtenant was responsible for its pro rata share of operating expenses and taxes payable. In 2024, the Company did not receive payment from the Subtenant as the Subtenant paid the Company’s landlord directly. The Company received sublease receipts of $173 during the three months ended March 31, 2024 that was recorded in the Company’s condensed consolidated statement of operations.
On April 8, 2025, the Company and the Subtenant entered into a Sublease Termination Agreement in which the parties agreed to terminate the Sublease Agreement effective as of November 30, 2024 and release each other from any liabilities, obligations or responsibilities arising under or in connection with the Sublease Agreement or the subleased Premises upon the Subtenant’s payment of $121, which was received on April 14, 2025.
6. Debt
On May 3, 2024, the Company executed a promissory note (the “Note”) and subsequently received a loan in the amount of $300 from an individual investor. All principal and accrued interest were due and payable on the earlier of (i) May 3, 2025 or (ii) upon an event of default, at such time, such amounts declared by the investor would become due and payable by Company. Interest accrued on this Note at 6.0% per annum and was payable at maturity. The Note was converted into stock in connection with the September 12, 2024 exchange described below.
On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP Co., Ltd. (“DGP”), a related party. All principal and accrued interest were due and payable on the earlier of (i) March 25, 2025 or (ii) upon an event of default, at such time, such amounts declared by the investor would become due and payable by Company. Interest accrued on this DGP Note at 6.0% per annum and was payable at maturity. The DGP Note was converted into stock in connection with the September 12, 2024 exchange described below.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On September 12, 2024, the Company executed two Debt for Equity Exchange Agreements converting the existing debt and related interest described above into shares of its Common Stock. The Company exchanged in full satisfaction of the principal and accrued interest obligations on the Note into 101,991 of its Common Stock shares. The Company exchanged in full satisfaction of the principal and accrued interest obligations on the DGP Note into 237,223 shares of its Common Stock. As this was considered a troubled debt restructuring with a related party, the difference between fair value and book value was recognized within additional paid in capital.
7. Stockholders’ Equity
Preferred Stock
As of March 31, 2025 and December 31, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 and with no shares issued and outstanding.
Common Stock
As of March 31, 2025 and December 31, 2024, the Company had authorized 200,000,000 shares of Common Stock, par value $0.0001. As of March 31, 2025 and December 31, 2024, the Company had 6,317,771 and 6,026,841 shares issued and outstanding, respectively.
The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders, and there are no cumulative rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of Common Stock are entitled to receive ratably any dividends that may be declared from time to time by the Board out of funds legally available for that purpose. In the event of the Company’s liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding. Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to Common Stock. The outstanding shares of Common Stock are fully paid and non-assessable.
Common Stock Purchase Agreements
In an agreement dated November 6, 2024 and executed on November 12, 2024, the Company entered into a common stock purchase agreement (the “Initial Common Stock Purchase Agreement”) with HiTron Systems Inc. (“HiTron”), pursuant to which the Company agreed to issue and sell to HiTron 433,333 shares (the “Initial Shares”) of Common Stock, at a purchase price of $3.00 per share, or approximately $1.3 million total.
On November 13, 2024, in a subsequent agreement (the “Subsequent Common Stock Purchase Agreement”), the Company agreed to sell and issue to HiTron 2,900,000 additional shares of Common Stock for $8.7 million, at a purchase price of $3.00 per share (the “Subsequent Purchase”). The Subsequent Common Stock Purchase Agreement provided HiTron with the right to nominate additional members of the Board in proportion to its equity interest, subject to approval by the Board and compliance with SEC and Nasdaq rules.
On December 9, 2024, the Company entered into a Common Stock Purchase Agreement with SangSangIn Investment & Securities Co., Ltd. (“SangSang”), pursuant to which, on December 12, 2024, the Company issued and sold to SangSang 433,332 shares of Common Stock, at a purchase price of $4.61 per share.
On December 10, 2024, the Company entered into a common stock purchase agreement (the “MIRTO Purchase Agreement”) with MIRTO Co., LTD. (“MIRTO”), pursuant to which the Company agreed to issue and sell to MIRTO 87,808 shares of its Common Stock, for an aggregate purchase price of approximately $405, at a purchase price per share of $4.61. The transactions under the MIRTO Purchase Agreement closed on December 24, 2024.
On February 14, 2025, the Company entered into a Common Stock Purchase Agreement with Shin Chang Partners and RMS0718 Co., Ltd., pursuant to which the Company agreed to issue and sell to each of these

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

purchasers 145,454 shares of Common Stock, for an aggregate purchase price of approximately $1.6 million, at a purchase price of $5.50 per share.
Registration Rights Agreements
In connection with the HiTron, SangSang, MIRTO, Shin Chang Partners and RMS0718 Co., Ltd. (the “Purchasers”), Common Stock Purchase Agreements, the Company entered into registration rights agreements (the “Registration Rights Agreements”) with each of the Purchasers, pursuant to which the Company agreed to register the resale of the shares of Common Stock purchased by these purchasers. Under the Registration Rights Agreements, the Company has agreed to file registration statements covering the resale of the shares no later than the sixth (60th) day following the applicable closing (the “Filing Deadline”). The Company has agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in these Registration Rights Agreements), and to keep such registration statement continuously effective until the earlier of (i) the date the shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the applicable closing date. The Company has also agreed, among other things, to pay all reasonable fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for the Purchasers except as specifically provided in these Registration Rights Agreements) incident to the performance of or compliance with these Registration Rights Agreements by the Company.
In the event a registration statement has not been filed within 90 days following the closing date, subject to certain limited exceptions, then the Company has agreed to make pro rata payments to the purchasers as liquidated damages in an amount equal to 0.5% of the aggregate amount invested by the respective purchasers in the shares per 30-day period or pro rata for any portion thereof for each such month during which such event continues, subject to certain caps set forth in the Registration Rights Agreements.
The Filing Deadline has passed for all these Registration Rights Agreements, however, and the Company is making its best efforts to file such registration statements as soon as reasonably possible. The Company paid $27 to CBI USA and accrued $191 to DGP pursuant to this provision as of December 31, 2024. On February 19, 2025, the Company received a waiver letter from DGP confirming they agreed to waive the outstanding $191 penalty amount owed to DGP and was recorded in other income in the Statement of Operations.
Common Stock Warrants
As of March 31, 2025 and December 31, 2024, warrants to purchase 10,022 shares of common stock at a price of $40.52 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
8. Segment Reporting
The Company manages our business activities on a consolidated basis and operate as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.
Our chief operating decision maker (“CODM”) is our Director, President and Chief Executive Officer, Andy Yoo. The CODM uses net loss, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the Biotechnology segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Biotechnology segment, and therefore, such information is not presented.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides the operating financial results of our Biotechnology segment:

	Three Months Ended March 31,
	2025	2024
Total revenues	$—	$500
Significant segment expenses:
Research and development expense	808	—
General and administrative expense	2,217	1,336
(Gain) on lease termination	(5,974)	—
Total operating expenses	(2,949)	1,336
Interest and dividend income	32	7
Change in fair value of contingent liability	(136)	—
Other income	165	—
Total other income	61	7
Segment net income (loss)	$3,010	$(829)
9. Income Taxes
The Company incurred pretax income in the three months ended March 31, 2025, but doesn’t expect to end the fiscal year with pretax income. The Company incurred pretax loss for the three months ended March 31, 2024, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three months ended March 31, 2025 and 2024 because the Company will and has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
10. Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding for the three months ended March 31, 2025 were included in the diluted income per share calculation. As a result of the net loss for the three months ended March 31, 2024, all potentially dilutive shares in such periods were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share.
The following is the computation of net income (loss) per common share for the three months ended March 31, 2025 and 2024:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$3,010	$(829)

Weighted-average basic common shares outstanding	6,172,268	1,730,201
Dilutive effect of options, restricted stock units and warrants	10,411	—
Weighted-average diluted common shares outstanding	6,182,679	1,730,201

Net income (loss) per share:
Basic	$0.49	$(0.48)
Diluted	$0.49	$(0.48)

To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share.

	As of March 31,
	2025	2024
Options to purchase common stock	131	2,340
Restricted stock units	164	466
Warrants to purchase common stock	10,022	10,022
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$5,027	$5,027	$—	$—
Total financial assets	$5,027	$5,027	$—	$—

Liabilities
Contingent consideration	$5,382	$—	$—	$5,382
Total financial liabilities	$5,382	$—	$—	$5,382
Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of January 19, 2025 and March 31, 2025
Milestone	Probability Of Success	Payment Date	Discount Rate
1	24.6%	11/30/2025	9.69%
2	11.7%	12/31/2025	9.69%
3	10.8%	6/30/2028	9.69%
4	10.8%	6/30/2028	9.69%
5	10.8%	12/31/2030	14.69%
6	10.8%	12/31/2031	14.69%
7	10.8%	12/31/2032	14.69%
The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

2025
Contingent consideration
Beginning balance, as of January 1	—
Contingent consideration assumed in the GPCR USA acquisition	5,246
Change in fair value of contingent consideration	136
Ending balance, as of March 31	$5,382
Cash and cash equivalents were measured using level 1 inputs as of March 31, 2025. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2024 and year ended December 31, 2023. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of as of December 31, 2024.
12. Commitments and Contingencies
Legal Proceedings
The Company and certain of its current and former officers and directors were defendants in Colwell v. Exicure, Inc. et al., a securities class action in the United States District Court for the Northern District of Illinois (Case No. 1:21-cv-06637) (the “Securities Class Action”). On May 26, 2023, plaintiffs filed a second amended complaint generally alleging that the defendants made false statements about the results of experiments concerning the drug XCUR-FXN and asserting claims for violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 thereunder. On October 8, 2024, the court granted preliminary approval of the settlement in the Securities Class Action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025. On January 13, 2025, the court entered final judgment approving a settlement of this litigation, which settlement included a $5.625 million payment.
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liable for under its self insured retention .

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Three related stockholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors and against the Company as a nominal defendant between March and April 2022 in the United States District Court for the Northern District of Illinois (Puri v. Giljohann, et al. (Case No. 1:22-cv-01083); Sim v. Giljohann, et al. (Case No. 1:22-cv-01217)); and the United States District Court for the District of Delaware (Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526)) (collectively, the “Derivative Complaints”).
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. The Derivative Complaints and the Demand Letter are currently stayed, and the Company is engaged in settlement discussions with plaintiffs’ counsel regarding these matters.
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
13. Related-Party Transactions
On February 1, 2025, the Company and Paul Kang came to an understanding that they would execute an agreement by which Mr. Kang would provide transitional consulting services to the Company for the next 12 months. This Consulting Agreement between the Company and Alta Companies LTD (“Alta”) was executed on February 27, 2025. The Company paid Alta $99 after execution the agreement and began paying him $12.5 monthly in February 2025. Mr. Kang is the President of Alta and was a director and officer of the Company through early 2025. He was a director from February 2023 to March 2025, and he was the CEO of the Company from August 2023 to January 2025.
Also, refer to the Note and the DGP Note in Note 6.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

15. Subsequent Events
Employment Agreement Updates
On June 6, 2025, the Board of the Company approved severance packages and adjustments to the annual base salaries of the Company’s Chief Executive Officer, Andy Yoo, and its Chief Financial Officer, Seung Ik Baik. Mr. Yoo’s salary was increased to $480, and Mr. Baik’s salary was increased to $300. If the Company terminates employment of Mr. Yoo or Mr. Baik without cause, Mr. Yoo’s termination will entitle him to receive severance equal to 24 months’ base salary, and Mr. Baik’s termination will entitle him to receive severance equal to 12 months’ base salary. All changes to employment agreements are effective as of April 1, 2025. No other changes were made to the compensation or employment agreements of Mr. Yoo or Mr. Baik.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or SEC, on March 18, 2025. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks, uncertainties, assumptions and other factors including, but not limited to, those identified in this Quarterly Report on Form 10-Q and those set forth under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings.
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. In 2024, we entered into a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that was not material. We then sold some of its samples related to the licensed product. Also in 2024, we entered into a sale agreement to sell our historical biotechnology intellectual property and other assets pursuant to the Purchase Agreement. Any value we may generate from this the Purchase Agreement will be primarily through royalties and license fees that we may receive in the future under the Purchase Agreement. However, whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control.
We continue to engage in a broader exploration of strategic alternatives, including but not limited to private company acquisitions, raising additional capital, strategic partnerships, some combination of these, and other arrangements that are in management’s view worth exploring. We obtained significant financing late in 2024 in order to continue operations and our exploration of strategic alternatives and consummate any transactions that we may identify.
On January 19, 2025, we entered into a Share Purchase Agreement with GPCR pursuant to which we acquired from GPCR all of the issued and outstanding equity securities of GPCR USA. In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents. This License and Collaboration Agreement requires us to make milestone payments to GPCR upon the achievement of specific milestone events relating to clinical trials, marketing authorizations, and net sales, as well as for us to pay a recurring royalty payments, as set forth in the agreement.
GPCR USA has an ongoing Phase 2 clinical trial focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. GPCR USA plans to complete the administration of GPC-100 to 20 patients in the second quarter of 2025 and aims to announce the clinical trial results during the fourth quarter of 2025.
On March 26, 2025, the Company formed KC Creation, a wholly-owned South Korean subsidiary. It was established based on the future growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to ESG trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. These business lines are designed to enhance the Company’s mid- and long-term value through investment recovery potential and brand synergy.

Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations. Effective as of November 12, 2024, we entered into the Initial Common Stock Purchase Agreement with HiTron, pursuant to which we agreed to issue and sell to HiTron 433,333 shares of our Common Stock, for an aggregate purchase price of $1.3 million, at a purchase price per share of $3.00. On November 13, 2024, we entered into the Subsequent Common Stock Purchase Agreement, pursuant to which we agreed to sell and issue to HiTron 2,900,000 additional shares of Common Stock for an aggregate purchase price of $8.7 million, at a purchase price per share of $3.00. The issuance of such shares under the Subsequent Common Stock Purchase Agreement closed on December 24, 2024.
On December 9, 2024, we entered into a common stock purchase agreement (the “SangSang Purchase Agreement”) with SangSang, pursuant to which we agreed to issue and sell to SangSang 433,332 shares of our Common Stock, for an aggregate purchase price of approximately $2.0 million, at a purchase price per share of $4.61. The transactions under the SangSang Purchase Agreement closed on December 24, 2024.
On December 10, 2024, the Company entered into a common stock purchase agreement MIRTO, pursuant to which the Company agreed to issue and sell to MIRTO 87,808 shares of its Common Stock, for an aggregate purchase price of approximately $405, at a purchase price per share of $4.61, which closed on December 24, 2024.
On February 14, 2025, the Company entered into a Common Stock Purchase Agreement with Shin Chang Partners and RMS0718 Co., Ltd., pursuant to which the Company agreed to issue and sell to each of the Purchasers 145,454 shares at a purchase price of $5.50 per share. The Company received aggregate gross process of approximately $1.6 million.
As of March 31, 2025, our cash and cash equivalents were $10.4 million. Our current liquidity may not be sufficient to continue to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company may seek bankruptcy protection and/or cease operations in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
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
•Compliance with Nasdaq’s rule requiring stockholders’ equity of at least $2,500,000 based on the Company’s balance sheet as of March 31, 2025. We were not in compliance with this requirement based on its September 30, 2024 balance sheet. We believe it is in compliance with this requirement based on its March 31, 2025 balance sheet and expects to be in compliance going forward.

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
•On April 17, 2024, the Company received a delinquency notification as it had not filed its Annual Report on Form 10-K for the year ended December 31, 2023. The extended deadline for compliance was established by Nasdaq as May 20, 2024, the same deadline for our Form 10-Q for the quarter ended September 30, 2023. The Annual Report on Form 10-K was filed on June 6, 2024.
•Although the Company filed its Form 10-Q for the quarter ended September 30, 2023 prior to the extended deadline of May 20, 2024, on May 21, 2024, the Company received a delisting determination from the Nasdaq staff as a result of not filing its Annual Report on Form 10-K by the May 20, 2024 deadline and failure to timely file its Form 10-Q for the quarter ended March 31, 2024 (which was subsequently filed on June 17, 2024). The Staff’s delisting determination also noted the failure to hold its 2023 annual meeting as another basis of the delisting determination.
•On May 28, 2024, the Company requested an appeal of the delisting determination to Nasdaq’s Hearings Panel (“Panel”), and the hearing took place on July 9, 2024. On July 31, 2024, the Company received formal notice that the Panel determined to continue the Company’s listing subject to the Company evidencing compliance with all applicable criteria for continued listing on Nasdaq by September 16, 2024. The Company received an additional extension to November 14, 2024 to satisfy the terms of the Panel’s decision and to ensure the Company’s continued listing on Nasdaq.
•As the Company did not meet Nasdaq’s listing requirements as of September 30, 2024, the Company has requested another extension by the Panel to demonstrate compliance and another extension was granted. We thereafter presented its plan to regain compliance with the Equity Requirement to the Panel, subsequent to which the Panel ultimately granted us extensions through December 17, 2024 to do so.
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
•On May 21, 2025, the Company received a delinquency notification from Nasdaq that it had not filed its Form 10-Q for the period ended March 31, 2025. The Company will be compliant upon filing this Form 10-Q.

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
Our Common Stock began trading on Nasdaq on a split-adjusted basis when the market opened on August 28, 2024. The new CUSIP number for our Common Stock following the reverse stock split is 30205M 309.
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

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the acquired asset and its eventual disposition are less than its carrying amount.
When conducting the impairment analysis for these long-lived assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, estimates and judgements including projected revenue, gross margins, operating costs, growth rates, and discount rates. We believe our assumptions, estimates, and judgements to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition. Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of in-process research and development (“IPR&D”). Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the Multi-Period Excess Earnings Method (MPEEM) for the acquired IPR&D. The fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, probability of success rates related to the drug under development, projected revenue, gross margins, operating costs, and growth rates.
The contingent consideration liability, associated with our business combination, is estimated based on the discounted cash flow method to determine the probability of achieving certain milestones. In order to perform the fair value calculations, the following estimates are considered: probability of achieving certain milestones, discount period, and discount rates.
We believe our assumptions, estimates, and judgements to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change
Revenue:
Revenue	$—	$500	(500)	(100)%
Total Revenue	—	500	(500)	(100)%
Operating expenses:
Research and development expense	808	—	808	100%
General and administrative expense	2,217	1,336	881	66%
Gain on early lease termination	(5,974)	—	(5,974)	(100)%
Total operating expenses	(2,949)	1,336	(4,285)	(321)%
Operating income (loss)	2,949	(836)	3,785	(453)%
Other income, net:
Dividend income	27	4	23	575%
Interest income	5	3	2	67%
Gain on settlement of accounts payables	191	—	191	100%
Change in fair value of contingent liability	(136)	—	(136)	(100)%
Other expense	(26)	—	(26)	(100)%
Total other income, net	61	7	54	771%
Net loss before provision for income taxes	3,010	(829)	3,839	(463)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$3,010	$(829)	$3,839	(463)%

Revenue
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company received an exclusive license in the field of hepatitis to all of the Company’s relevant patents. A total of $500 was paid to the Company after the execution of this agreement.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change
Employee-related expense	$209	$—	$209	100%
Clinical development programs expense	599	—	599	100%
Total research and development expense	$808	$—	$808	100%

Research and development expense was $0.8 million for the three months ended March 31, 2025, reflecting an increase of $0.8 million, or 100% from research and development expense of $0 for three months ended March 31, 2024. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023 and stopped recording any research and development expenses until the Acquisition in the first quarter of 2025.
General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change
General and administrative expense	$2,217	$1,336	881	66%
Full time employees	8	5	3

General and administrative expense was $2.2 million for the three months ended March 31, 2025, representing an increase of $0.9 million or 66%, from $1.3 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was due to the additional expenses incurred from the acquisition of GPCR USA and increased professional services compared to the same prior year quarter.
Gain on early lease termination
Due to the early termination of the Chicago Lease as of January 31, 2025, the Company recognized a $6 million gain resulting from the reversal of the remaining liability related to this lease.
Other income
The Company recognized a gain from the reversal of liability related to registration rights delay amounts owed to DGP they agreed to waive the $191 penalty amount owed.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating limited revenue. As of March 31, 2025, our cash and cash equivalents were $10.4 million.
We incurred net income of approximately $3.0 million for the three months ended March 31, 2025 and net loss of $0.8 million for the three months ended March 31, 2024. We expect to incur significant expenses and negative cash flows for the foreseeable future.
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

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
	(unaudited)
Net cash used in operating activities	$(1,598)	$(450)
Net cash used in investing activities	(2,090)	—
Net cash provided by financing activities	1,600	—
Net (decrease) in cash, cash equivalents, and restricted cash	$(2,088)	$(450)

Operating activities
Net cash used in operating activities was $1.6 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in operating activities for the three months ended March 31, 2025 of $1.1 million was due to the increase of operating activities and higher headcount from the GPCR USA acquisition.
Investing activities
Net cash used in investing activities was $2.1 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used by investing activities of $2.1 million was due to purchase of GPCR USA.
Financing activities
Net cash provided by financing activities was $1.6 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. The increase of $1.6 million is due to the funds received from the common stock purchase agreements in February.
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
Contractual Obligations and Commitments
Chicago Lease and Redwood City Lease
Refer to Note 5 - Leases to the Notes to unaudited condensed consolidated financial statements included herein.
There have been no material changes to our contractual obligations and commitments from those described in our Annual Report, other than the termination of the Chicago Lease as mentioned in Note 5.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company and certain of its current and former officers and directors were defendants in Colwell v. Exicure, Inc. et al., a securities class action in the United States District Court for the Northern District of Illinois (Case No. 1:21-cv-06637) (the “Securities Class Action”). On May 26, 2023, plaintiffs filed a second amended complaint generally alleging that the defendants made false statements about the results of experiments concerning the drug XCUR-FXN and asserting claims for violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 thereunder. On October 8, 2024, the court granted preliminary approval of the settlement in the Securities Class Action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025. On January 13, 2025, the court entered final judgment approving a settlement of this litigation, which settlement included a $5.625 million payment.
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liable for under its self insured retention .
Three related stockholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors and against the Company as a nominal defendant between March and April 2022 in the United States District Court for the Northern District of Illinois (Puri v. Giljohann, et al. (Case No. 1:22-cv-01083); Sim v. Giljohann, et al. (Case No. 1:22-cv-01217)); and the United States District Court for the District of Delaware (Stourbridge Investments LLC v. Exicure, Inc. et al., Case No. 1:22-cv-00526)) (collectively, the “Derivative Complaints”).
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. The Derivative Complaints and the Demand Letter are currently stayed, and the Company is engaged in settlement discussions with plaintiffs’ counsel regarding these matters.
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
General
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

Item 1A. Risk Factors.
Not applicable to smaller reporting companies

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.	8-K	3.1	06/29/22	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective August 27, 2024	8-K	3.1	8/26/24	001-39011

10.1*	Share Purchase Agreement, dated January 19, 2025, between the Company and GPCR	8-K	N/A	1/19/25	001-39011

10.2*	License and Collaboration Agreement, dated January 19, 2025, between the Company and GPCR	8-K	N/A	1/19/25	001-39011

10.3	Common Stock Purchase Agreement, dated as of February 14, 2025, by and among Exicure, Inc. and Shin Chang Partners and RMS0718 Co., Ltd.	8-K	10.1	2/14/25	001-39011

10.4	Registration Rights Agreement, dated as of February 14, 2025, by and among Exicure, Inc. and Shin Chang Partners and RMS0718 Co., Ltd.	8-K	10.2	2/14/25	001-39011

10.5*	Consulting Agreement by and between the Company and Alta Companies Ltd., dated February 27, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: June 27, 2025

EXICURE, INC.

By:	/s/ Andy Yoo
Andy Yoo
Chief Executive Officer

By:	/s/ Seung Ik Baik
Seung Ik Baik
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer