Form 10-Q
period 2025-06-30
EXICURE, INC.
filed 2025-08-08
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 5, 2025, there were 6,317,793 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding.

EXICURE, INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative forms of these terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.
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
Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, factors concerning the following:
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
•the impact of macroeconomic conditions, including global inflation, actions taken by central banks to counter inflation, capital market and bank instability, exchange rate fluctuations, supply chain disruptions, energy and fuel prices and uncertainty and disruption caused by geopolitical events, including the conflicts in Ukraine, Russia, and the Middle East;
•the impact of government laws and regulations, including but not limited to taxes and tariffs; and
•risk factors set forth in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024, the reasons described elsewhere in this Quarterly Report on Form 10-Q, and other factors that may impact our financial results and condition and our ongoing strategic efforts.
Forward-looking statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.
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
Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms the “Company,” “Exicure,” “we,” “us” and “our” refer to Exicure, Inc., a Delaware corporation, and, where appropriate, our subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$7,858	$12,508
Other receivable	77	521
Prepaid expenses and other current assets	711	644
Total current assets	8,646	13,673
Other noncurrent assets	1,992	1,357
Property and equipment, net	712	26
Right-of-use asset, net	264	—
Intangible asset	3,784	—
Goodwill	3,340	—
Total assets	$18,738	$15,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,838	$1,031
Accrued expenses and other current liabilities	2,731	2,040
Total current liabilities	4,569	3,071
Lease liability, noncurrent	—	5,213
Contingent consideration	5,306	—
Total liabilities	9,875	8,284

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 6,317,793 issued and outstanding, June 30, 2025; 6,026,841 issued and outstanding, December 31, 2024	1	1
Additional paid-in capital	207,636	206,035
Accumulated other comprehensive income	101	—
Accumulated deficit	(198,875)	(199,264)
Total stockholders’ equity	8,863	6,772
Total liabilities and stockholders’ equity	$18,738	$15,056
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Revenue	$—	$—	$—	$500
Total revenue	—	—	—	500
Operating expenses:
Research and development expense	935	—	1,743	—
General and administrative expense	1,514	1,235	3,731	2,571
Loss from sale or disposal of property and equipment	60	—	86	—
Gain on early lease termination	—	—	(5,974)	—
Total operating expenses	2,509	1,235	(414)	2,571
Operating income (loss)	(2,509)	(1,235)	414	(2,071)
Other income (expense), net:
Dividend income	52	1	79	5
Interest income	4	3	9	6
Gain on settlement of accounts payables	—	—	191	—
Change in fair value of contingent liability	(159)	—	(295)	—
Other (expense) income, net	(9)	631	(9)	631
Total other (expense) income, net	(112)	635	(25)	642
Net income (loss) before provision for income taxes	(2,621)	(600)	389	(1,429)
Provision for income taxes	—	—	—	—
Net income (loss)	$(2,621)	$(600)	$389	$(1,429)

Net income (loss) per common share: *
Basic	$(0.41)	$(0.35)	$0.06	$(0.83)
Diluted	$(0.41)	$(0.35)	$0.06	$(0.83)

Weighted-average common shares outstanding:
Basic	6,317,744	1,730,242	6,245,408	1,730,221
Diluted	6,317,744	1,730,242	6,255,755	1,730,221
* reflects a one-for-five (1:5) reverse stock split effected on August 27, 2024

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,621)	$(600)	$389	$(1,429)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustment	101	—	101	—
Other comprehensive income	101	—	101	—
Comprehensive income (loss)	$(2,520)	$(600)	$490	$(1,429)
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2025	6,026,841	$1	$206,035	$(199,264)	$—	$6,772
Vesting of restricted stock units	22	—	—	—	—	—
Issuance of common stock, net	290,908	—	1,600	—	—	1,600
Net income	—	—	—	3,010	—	3,010
Balance at March 31, 2025	6,317,771	$1	$207,635	$(196,254)	$—	$11,382
Equity-based compensation		—	1		—	1
Vesting of restricted stock units and related repurchases	22	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	101	101
Net loss	—	—	—	(2,621)	—	(2,621)
Balance at June 30, 2025	6,317,793	$1	$207,636	$(198,875)	$101	$8,863

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

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$389	$(1,429)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	132	14
Equity-based compensation	1	11
Amortization of right-of-use asset	104	390
Change in fair value of contingent consideration	295	—
Gain on early lease termination	(5,974)	—
Gain on settlement of accounts payables	(191)	—
Loss from sale or disposal of property and equipment	86	—
Changes in operating assets and liabilities:
Other receivable	1,434	(544)
Prepaid expenses and other current assets	169	415
Other noncurrent assets	(734)	—
Accounts payable	303	(46)
Accrued expenses	106	(32)
Other liabilities	—	(395)
Net cash used in operating activities	(3,880)	(1,616)
Cash flows from investing activities:
Property and equipment	(320)	—
Proceeds from sale of fixed assets	40	—
Acquisition of GPCR Therapeutics USA Inc.	(2,090)	—
Net cash used in investing activities	(2,370)	—
Cash flows from financing activities:
Proceeds from short-term borrowing	—	1,000
Proceeds from common stock offering	1,600	—
Net cash provided by provided by financing activities	1,600	1,000

Net decrease in cash, cash equivalents, and restricted cash	(4,650)	(616)
Cash, cash equivalents, and restricted cash - beginning of period	12,508	2,016
Cash, cash equivalents, and restricted cash - end of period	$7,858	$1,400

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Non-cash investing activities:
Reclass prepaid expenses from noncurrent to current	$214	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern
Description of Business
Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, the Company announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that the Company was exploring strategic alternatives to maximize stockholder value. In 2024, the Company entered into a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that was not material. The Company then sold some of its samples related to the licensed product. Also in 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Flashpoint Therapeutics, Inc. to sell its historical biotechnology intellectual property and other assets to the purchaser. The Company continues to engage in a broader exploration of strategic alternatives, including but not limited to private company acquisitions, raising additional capital, strategic partnerships, some combination of these, and other arrangements that are in management’s view worth exploring.
On January 19, 2025, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with GPCR Therapeutics Inc, a Korean corporation, (“GPCR”), pursuant to which the Company acquired from GPCR all of the issued and outstanding equity securities of its then-subsidiary, GPCR Therapeutics USA Inc., a California corporation (“GPCR USA”). Upon closing under the Share Purchase Agreement, the Company purchased all of GPCR USA’s six million (6,000,000) common shares that were issued and outstanding for $1,600, causing GPCR USA to become a wholly owned subsidiary of Exicure.
In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents (the “License and Collaboration Agreement”), for an initial payment of $500. The License and Collaboration Agreement requires the Company to make milestone payments to GPCR upon the achievement of specific milestone events relating to clinical trials, marketing authorizations, and net sales, as well as for the Company to pay a recurring royalty payments, as set forth in the agreement.
GPCR USA has an ongoing Phase 2 clinical trial focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. GPCR USA completed the administration of GPC-100 to 20 patients in the second quarter of 2025 and aims to announce the clinical trial results during the fourth quarter of 2025.
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
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc., and, where appropriate, its wholly owned subsidiaries.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiaries, Exicure Operating Company, GPCR USA, and KC Creation. All intercompany transactions and accounts are eliminated in consolidation.
Reverse Stock Split
After obtaining stockholder approval at an August 15, 2024 Special Meeting of Stockholders and a written Board consent dated August 20, 2024, the Company effected a reverse stock split of its Common Stock on August 27, 2024 at a ratio of 1-for-5 as of 5:00 p.m. Eastern Time. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share in lieu thereof. An additional 102,837 shares were issued as a result of the fractional shares rounded up. All information presented in the accompanying unaudited condensed consolidated financial statements, unless otherwise indicated herein, assumes a 1-for-5 reverse stock split of Common Stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.
Unaudited Interim Financial Information
The financial statements provided herewith are unaudited. Such statements include interim condensed consolidated balance sheet as of June 30, 2025, the interim condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, the interim condensed consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2025 and 2024, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. In the opinion of management, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the six months ended June 30, 2025 and 2024, and the results of its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the six months ended June 30, 2025 and 2024 are unaudited. The results for the six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s corresponding Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025 (the “Annual Report”).
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of June 30, 2025, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of June 30, 2025, the Company’s cash and cash equivalents were $7,858. Management believes that the Company’s existing cash and cash equivalents are insufficient to continue to fund its operating expenses, and additional funding is needed. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Additional financing will be needed to fund its ongoing operations, support of GPCR USA’s operations, and exploration of strategic alternatives and pursuing any alternatives that management identifies.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2024 filed with the SEC on March 18, 2025. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company for the fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective in the fiscal year 2027 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Unaudited Condensed Consolidated Financial Statements.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). Update 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company has not yet adopted this standard for its fiscal year 2024 annual financial statements and is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Unaudited Condensed Consolidated Financial Statements. See Note 10 – Income Taxes for further information.
3. Business Acquisition
On January 19, 2025, the Company acquired 100% of GPCR USA pursuant to the Share Purchase Agreement (the “Acquisition”). This Acquisition was accounted for under the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration transferred is the sum of the acquisition date fair values of the assets transferred, the liabilities incurred by the acquirer to the former owners of the acquiree, and the equity interests issued by the acquirer to the former owners of the acquiree. As noted above, the Company still needs to issue $500 of its equity to GPCR per the License and Collaboration Agreement and that is recorded as a liability in accrued expenses. The total purchase price consideration consisted of the following:

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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets acquired:
Cash and cash equivalents	$45
Prepaid expenses and other current assets	1,013
Other noncurrent asset	198
Property and equipment	626
Right-of-use asset	285
Intangible assets	3,784
Goodwill	3,340
Total assets acquired	9,291
Liabilities assumed:
Accounts payable	606
Accrued expenses and other current liabilities	92
Operating lease liabilities, current and noncurrent	712
Total liabilities acquired	1,410
Net assets acquired	$7,881
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	June 30, 2025	December 31, 2024
Prepaid insurance	$494	$444
Lease costs	—	37
Prepaid professional fees	70	70
Prepaid software	51	61
Other	96	32
Prepaid expenses and other current assets	$711	$644
Property and equipment, net

	June 30, 2025	December 31, 2024
Scientific equipment	$412	$246
Computers and software	6	3
Furniture and fixtures	25	30
Leasehold Improvements	253	—
Auto	131	—
Property and equipment, gross	827	279
Less: accumulated depreciation and amortization	(115)	(253)
Property and equipment, net	$712	$26
Depreciation and amortization expense was $132 and $14 for the six months ended June 30, 2025 and 2024, respectively. During the period ended June 30, 2025, the Company recognized a loss of $86 from the sale of fixed assets. This loss is reflected in the accompanying statement of operations.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Other noncurrent assets

	June 30, 2025	December 31, 2024
Prepaid insurance	$1,143	$1,357
Security deposits	849	—
Other noncurrent assets	$1,992	$1,357

Accrued expenses and other current liabilities

	June 30, 2025	December 31, 2024
Current lease liability	$476	$722
Accrued payroll-related expenses	17	—
Accrued litigation legal fee	1,085	1,138
Accrued registration delay payments	411	—
Accrual for equity issuance per License Agreement	500	—
Accrued contingent consideration, current portion	235	—
Accrued other expenses	7	180
Accrued expenses and other current liabilities	$2,731	$2,040
5. Leases
Redwood City Lease
The Company’s lease arrangements at June 30, 2025 consist of a sublease for office space at its headquarters in Redwood City, California that commenced in July 2022 (the “Redwood Sublease”). The Redwood Sublease is classified as an operating lease.
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
Because the rate implicit in this lease was not readily determinable, the Company used a third party to calculate its incremental borrowing rate of 6.3% on the commencement date to determine the fair value of the lease payments over the remaining term. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company recognized the right of use (“ROU”) asset at its fair value of $285 and a related lease liability of $712 on the date of the Acquisition.
Korea Lease
On May 22, 2025, KC Creation executed a lease agreement with YOOSOO Co., Ltd, a related party of Exicure HiTron Inc. This is a 24 month lease for a space in Gangnam-gu, Korea. This lease required a security deposit, that will be refunded at the end of the lease, and has no lease payments or obligations. The security deposit is excluded from lease payments. The difference between the nominal amount and the present value of the security deposit is treated as an ROU asset. This ROU asset is amortized evenly over the 24 month lease term, with a corresponding entry to rent expense. This Jeonse type lease is common in Korea and only requires a monthly maintenance fee that is less than $1 per month.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Chicago Lease
On February 13, 2025, the Company executed a Lease Termination Agreement with its landlord related to the Chicago, Illinois lease effective as of January 31, 2025 (the “Chicago Lease ”). As a result of this early termination for the Chicago Lease that commenced on July 1, 2020 and would have ended on June 30, 2030, the Company vacated the Chicago office (the “Premises”) and stopped paying any further amounts owed to its landlord. There were no additional fees or costs related to the early termination. The Company recognized a $6,000 gain in the first quarter of 2025 related to this early termination.
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$49	$142	$195	$285
Variable lease costs	—	(117)	87	3
Short term lease costs	—	9	—	20
Total lease costs	$49	$34	$282	$308
The Company made cash payments for operating leases of $109 and $327 during the six months ended June 30, 2025 and 2024, respectively, for the Chicago Lease. The Company made cash payments for operating leases of $0 during the six months ended June 30, 2025 for the Redwood Sublease. Amounts owed related to the Redwood Sublease are included in accounts payable as of June 30, 2025.
Sublease of the Chicago Premises
The Company entered into a sublease agreement with Cyclopure, Inc. (the “Subtenant”) to sublease approximately 57% of the Premises related to the Chicago Lease pursuant to that certain sublease agreement dated as of May 4, 2023 (the “Sublease Agreement”). The term of this Sublease Agreement began on May 15, 2023 and would have ended on June 30, 2030, the expiration date of the Chicago Lease. The first three months under the Sublease Agreement were rent free. Beginning August 15, 2023, the Company began charging the Subtenant for 57% of the base rent under the Chicago Lease, and the subtenant was responsible for its pro rata share of operating expenses and taxes payable. In 2024, the Company did not receive payment from the Subtenant as the Subtenant paid the Company’s landlord directly. The Company received sublease receipts of $346 during the six months ended June 30, 2024 that was recorded in the Company’s condensed consolidated statement of operations.
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
6. Debt
On May 3, 2024, the Company executed a promissory note (the “Note”) and subsequently received a loan in the amount of $300 from an individual investor. All principal and accrued interest were due and payable on the earlier of (i) May 3, 2025 or (ii) upon an event of default, and at such time, such amounts declared by the investor would become due and payable by Company. Interest accrued on this Note at 6.0% per annum and was payable at maturity. The Note was converted into stock in connection with the September 12, 2024 exchange described below.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP Co., Ltd. (“DGP”), a related party. All principal and accrued interest were due and payable on the earlier of (i) March 25, 2025 or (ii) upon an event of default, and at such time, such amounts declared by the investor would become due and payable by Company. Interest accrued on this DGP Note at 6.0% per annum and was payable at maturity. The DGP Note was converted into stock in connection with the September 12, 2024 exchange described below.
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
7. Stockholders’ Equity
Preferred Stock
As of June 30, 2025 and December 31, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 and with no shares issued and outstanding.
Common Stock
As of June 30, 2025 and December 31, 2024, the Company had authorized 200,000,000 shares of Common Stock, par value $0.0001. As of June 30, 2025 and December 31, 2024, the Company had 6,317,793 and 6,026,841 shares issued and outstanding, respectively.
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
Common Stock Purchase Agreements
In an agreement dated November 6, 2024 and executed on November 12, 2024, the Company entered into a common stock purchase agreement (the “Initial Common Stock Purchase Agreement”) with Exicure HiTron Inc. (“HiTron”), pursuant to which the Company agreed to issue and sell to HiTron 433,333 shares (the “Initial Shares”) of Common Stock, at a purchase price of $3.00 per share, or approximately $1,300 total.
On November 13, 2024, in a subsequent agreement (the “Subsequent Common Stock Purchase Agreement”), the Company agreed to sell and issue to HiTron 2,900,000 additional shares of Common Stock for $8,700, at a purchase price of $3.00 per share (the “Subsequent Purchase”). The Subsequent Common Stock Purchase Agreement provided HiTron with the right to nominate additional members of the Board in proportion to its equity interest, subject to approval by the Board and compliance with SEC and Nasdaq rules.
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
On February 14, 2025, the Company entered into a Common Stock Purchase Agreement with Shin Chang Partners and RMS0718 Co., Ltd., pursuant to which the Company agreed to issue and sell to each of these purchasers 145,454 shares of Common Stock, for an aggregate purchase price of approximately $1,600, at a purchase price of $5.50 per share.
Registration Rights Agreements
In connection with the Common Stock Purchase Agreements with HiTron, SangSang, MIRTO, Shin Chang Partners and RMS0718 Co., Ltd. (the “Purchasers”), the Company entered into registration rights agreements (the “Registration Rights Agreements”) with each of the Purchasers, pursuant to which the Company agreed to register the resale of the shares of Common Stock purchased by these purchasers. Under the Registration Rights Agreements, the Company has agreed to file registration statements covering the resale of the shares no later than the sixth (60th) day following the applicable closing (the “Filing Deadline”). The Company has agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in these Registration Rights Agreements), and to keep such registration statement continuously effective until the earlier of (i) the date the shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the applicable closing date. The Company has also agreed, among other things, to pay all reasonable fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for the Purchasers except as specifically provided in these Registration Rights Agreements) incident to the performance of or compliance with these Registration Rights Agreements by the Company.
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
The Company did not file a registration statement by the Filing Deadline, and as such, the Company paid $27 to CBI USA and accrued $191 to DGP pursuant to the Registration Rights Agreements as of December 31, 2024. On February 19, 2025, the Company received a waiver letter from DGP confirming they agreed to waive the outstanding $191 penalty amount owed to DGP and was recorded in other income in the Statement of Operations. On July 11, 2025, the Company filed a registration statement on Form S-1 with the SEC to register the resale by the selling stockholders of up to 5,164,595 shares of common stock of the Company, which was declared effective by the SEC on July 22, 2025. Since the Company did not file a registration statement for any of the Purchases by the Filing Deadline, the Company accrued $411 to pursuant to the Purchasers’ Registration Rights Agreements.
Common Stock Warrants
As of June 30, 2025 and December 31, 2024, warrants to purchase 10,022 shares of Common Stock at a price of $40.52 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
8. Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s chief operating decision maker (“CODM”) is its Director, President and Chief Executive Officer, Andy Yoo. The CODM uses net loss, as reported on the Company’s Consolidated Statements of Comprehensive Income, in evaluating performance of the Biotechnology segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Biotechnology segment, and therefore, such information is not presented.
The following table provides the operating financial results of the Biotechnology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$—	$—	$—	$500
Significant segment expenses:
Research and development expense	935	—	1,743	—
General and administrative expense	1,514	1,235	3,731	2,571
Loss from sale or disposal of property and equipment	60	—	86	—
Gain on early lease termination	—	—	(5,974)	—
Total operating expenses	2,509	1,235	(414)	2,571
Interest and dividend income	56	4	88	11
Change in fair value of contingent liability	(159)	—	(295)	—
Other income (expense)	(9)	631	182	631
Total other income	(112)	635	(25)	642
Segment net income (loss)	$(2,621)	$(600)	$389	$(1,429)
9. Income Taxes
The Company incurred pretax income in the six months ended June 30, 2025, but doesn’t expect to end the fiscal year with pretax income. The Company incurred pretax loss for the six months ended June 30, 2024, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the six months ended June 30, 2025 and 2024 because the Company will and has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
10. Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding for the six months ended June 30, 2025 were included in the diluted income per share calculation. As a result of the net loss for the for the three and six months ended June 30, 2024 and the three months ended June 30, 2025, all potentially dilutive shares in such periods were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is the computation of net income (loss) per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,621)	$(600)	$389	$(1,429)

Weighted-average basic common shares outstanding	6,317,744	1,730,242	6,245,408	1,730,221
Dilutive effect of options, restricted stock units and warrants	—	—	10,347	—
Weighted-average diluted common shares outstanding	6,317,744	1,730,242	6,255,755	1,730,221

Net income (loss) per share:
Basic	$(0.41)	$(0.35)	$0.06	$(0.83)
Diluted	$(0.41)	$(0.35)	$0.06	$(0.83)

To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share.

	As of June 30,
	2025	2024
Options to purchase common stock	131	2,340
Restricted stock units	132	466
Warrants to purchase common stock	10,022	10,022
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 are as follows:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$4,078	$4,078	$—	$—
Total financial assets	$4,078	$4,078	$—	$—

Liabilities
Contingent consideration	$5,541	$—	$—	$5,541
Total financial liabilities	$5,541	$—	$—	$5,541

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	As of January 19, 2025 and June 30, 2025
Milestone	Probability Of Success	Payment Date	Discount Rate
1	24.6%	11/30/2025	9.69%
2	11.7%	12/31/2026	9.69%
3	10.8%	6/30/2028	9.69%
4	10.8%	6/30/2028	9.69%
5	10.8%	12/31/2030	14.69%
6	10.8%	12/31/2031	14.69%
7	10.8%	12/31/2032	14.69%
Note that $235 of the contingent consideration balance is current as the related milestone is expected to be completed by the end of the year. The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

2025
Contingent consideration
Beginning balance, as of January 1, 2025	—
Contingent consideration assumed in the GPCR USA acquisition	5,246
Change in fair value of contingent consideration	295
Ending balance, as of June 30, 2025	$5,541
Cash and cash equivalents were measured using level 1 inputs as of June 30, 2025. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2024 and year ended December 31, 2023. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of December 31, 2024.
12. Commitments and Contingencies
Legal Proceedings
The Company and certain of its current and former officers and directors were defendants in Colwell v. Exicure, Inc. et al., a securities class action in the United States District Court for the Northern District of Illinois (Case No. 1:21-cv-06637) (the “Securities Class Action”). On May 26, 2023, plaintiffs filed a second amended complaint generally alleging that the defendants made false statements about the results of experiments concerning the drug XCUR-FXN and asserting claims for violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 thereunder. On October 8, 2024, the court granted preliminary approval of the settlement in the Securities Class Action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025. On January 13, 2025, the court entered final judgment approving a settlement of this litigation, which settlement included a $5,625 payment.
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1,100 needed to bridge the $2,500 retainer that the Company is liable for under its self-insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1,000 in order to satisfy the remaining balance of its self-insured retention obligation.
Three related stockholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors and against the Company as a nominal defendant between March and April 2022 in the United States District Court for the Northern District of Illinois (Puri v. Giljohann, et al. (Case No. 1:22-cv-01083), Sim v. Giljohann, et al. (Case No. 1:22-cv-01217)), and the United States District Court for the District of Delaware (Stourbridge Investments LLC v. Exicure, Inc. et al. (Case No. 1:22-cv-00526)) (collectively, the “Derivative Complaints”).
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. The Derivative Complaints and the Demand Letter are currently stayed. On or around July 22, 2025, the parties informed the courts in which the Derivative Complaints are pending that they have reached an agreement in principle for global resolutions of the Derivative Complaints and Demand Letter. The agreement in principle remains subject to being memorialized in a formal agreement and subject to court approval.
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
Also, refer to the Korea Lease in Note 5.
Also, refer to the Note and the DGP Note in Note 6.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14. License and Purchase Agreements
License Agreement
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this private biopharmaceutical company will receive an exclusive license in the field of hepatitis to all of the Company’s relevant patents. $500 was paid to the Company after the execution of this agreement. This payment was recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company will also be entitled to modest royalties on future net sales on all licensed technology during the term of the licensed patents. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved. This patent license agreement was assigned to, and assumed by, the purchaser pursuant to this purchase agreement, but any royalties would be passed through to the Company.

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
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. In 2024, we entered into a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that was not material. We then sold some of its samples related to the licensed product. Also in 2024, we entered into an asset purchase agreement with Flashpoint Therapeutics, Inc. to sell our historical biotechnology intellectual property and other assets to the purchaser. Any value we may generate from the Purchase Agreement will be primarily through royalties and license fees that we may receive in the future under the Purchase Agreement. However, whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control.
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
GPCR USA has an ongoing Phase 2 clinical trial focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. GPCR USA completed the administration of GPC-100 to 20 patients in the second quarter of 2025 and aims to announce the clinical trial results during the fourth quarter of 2025.
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
On December 10, 2024, the Company entered into a common stock purchase agreement MIRTO, pursuant to which the Company agreed to issue and sell to MIRTO 87,808 shares of its Common Stock, for an aggregate purchase price of approximately $0.41 million, at a purchase price per share of $4.61, which closed on December 24, 2024.
On February 14, 2025, the Company entered into a Common Stock Purchase Agreement with Shin Chang Partners and RMS0718 Co., Ltd., pursuant to which the Company agreed to issue and sell to each of the Purchasers 145,454 shares at a purchase price of $5.50 per share. The Company received aggregate gross process of approximately $1.6 million.
As of June 30, 2025, our cash and cash equivalents were $7.9 million. Our current liquidity may not be sufficient to continue to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company may seek bankruptcy protection and/or cease operations in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
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
Recent Developments
Nasdaq Listing Requirements Deficiency Notice
•On May 21, 2025, the Company received a delinquency notification from Nasdaq that it had not filed its Form 10-Q for the period ended March 31, 2025. The Company became compliant upon filing its Form 10-Q for the period ended March 31, 2025 on June 27, 2025.
Even if the Company regains compliance with Nasdaq’s listing requirements, there can be no assurance that the Company will remain in compliance with Nasdaq’s requirements and will not be delisted.

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

When conducting the impairment analysis for these long-lived assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, estimates and judgements including projected revenue, gross margins, operating costs, growth rates, and discount rates. We believe our assumptions, estimates, and judgements to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed in connection with acquired businesses at their estimated fair value as of the date of acquisition. Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of in-process research and development (“IPR&D”). Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the Multi-Period Excess Earnings Method (MPEEM) for the acquired IPR&D. The fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, probability of success rates related to the drug under development, projected revenue, gross margins, operating costs, and growth rates.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Change
Revenue:
Revenue	$—	$—	—	—%
Total Revenue	—	—	—	—%
Operating expenses:
Research and development expense	935	—	935	100%
General and administrative expense	1,514	1,235	279	23%
Loss from sale or disposal of property and equipment	60	—	60	100%
Total operating expenses	2,509	1,235	1,274	103%
Operating loss	(2,509)	(1,235)	(1,274)	103%
Other income, net:
Dividend income	52	1	51	5,100%
Interest income	4	3	1	33%
Change in fair value of contingent liability	(159)	—	(159)	(100)%
Other (expense) income	(9)	631	(640)	(100)%
Total other (expense) income, net	(112)	635	(747)	(118)%
Net loss before provision for income taxes	(2,621)	(600)	(2,021)	337%
Provision for income taxes	—	—	—	—%
Net loss	$(2,621)	$(600)	$(2,021)	337%
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Change
Employee-related expense	$217	$—	$217	100%
Clinical development programs expense	718	—	718	100%
Total research and development expense	$935	$—	$935	100%

Research and development expense was $0.9 million for the six months ended June 30, 2025, reflecting an increase of $0.9 million, or 100% from research and development expense of $0 for six months ended June 30, 2024. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023 and stopped recording any research and development expenses until the Acquisition in the first quarter of 2025.

General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Change
General and administrative expense	$1,514	$1,235	279	23%

General and administrative expense was $1.5 million for the six months ended June 30, 2025, representing an increase of $0.3 million or 23%, from $1.2 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 was due to the additional expenses incurred from the acquisition of GPCR USA and increased professional services compared to the same prior year quarter.
Loss from sale or disposal of property and equipment
The Company recognized a $60,000 loss from GPCR USA’s sale of fixed assets.
Other income and expense
The Company recognized a loss of $159,000 related to the change in the fair value of its contingent liability.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change
Revenue:
Revenue	$—	$500	(500)	(100)%
Total Revenue	—	500	(500)	(100)%
Operating expenses:
Research and development expense	1,743	—	1,743	100%
General and administrative expense	3,731	2,571	1,160	45%
Loss from sale or disposal of property and equipment	86	—	86	100%
Gain on early lease termination	(5,974)	—	(5,974)	(100)%
Total operating expenses	(414)	2,571	(2,985)	(116)%
Operating income (loss)	414	(2,071)	2,485	(120)%
Other (expense) income, net:
Dividend income	79	5	74	1,480%
Interest income	9	6	3	50%
Gain on settlement of accounts payables	191	—	191	100%
Change in fair value of contingent liability	(295)	—	(295)	(100)%
Other expense	(9)	631	(640)	(100)%
Total other (expense) income, net	(25)	642	(667)	(104)%
Net income (loss) before provision for income taxes	389	(1,429)	1,818	(127)%
Provision for income taxes	—	—	—	—%
Net income (loss)	$389	$(1,429)	$1,818	(127)%

Revenue
On February 5, 2024, the Company entered into a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company received an exclusive license in the field of hepatitis to all of the Company’s relevant patents. A total of $0.5 million was paid to the Company after the execution of this agreement.
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change
Employee-related expense	$426	$—	$426	100%
Clinical development programs expense	1,317	—	1,317	100%
Total research and development expense	$1,743	$—	$1,743	100%

Research and development expense was $1.7 million for the six months ended June 30, 2025, reflecting an increase of $1.7 million, or 100% from research and development expense of $0 for six months ended June 30, 2024. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023 and stopped recording any research and development expenses until the Acquisition in the first quarter of 2025.
General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change
General and administrative expense	$3,731	$2,571	1,160	45%

General and administrative expense was $3.7 million for the six months ended June 30, 2025, representing an increase of $1.2 million or 45%, from $2.6 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 was due to the additional expenses incurred from the acquisition of GPCR USA and increased professional services compared to the same prior year quarter.
Loss from sale or disposal of property and equipment
The Company recognized a $60,000 loss in the second quarter of 2025 from GPCR USA’s sale of fixed assets and $26,000 loss from disposal of fixed assets in the first quarter of 2025.
Gain on early lease termination
Due to the early termination of the Chicago Lease as of January 31, 2025, the Company recognized a $6.0 million gain resulting from the reversal of the remaining liability related to this lease.
Other income and expense
The Company recognized a gain from the reversal of liability related to registration rights delay amounts owed to DGP they agreed to waive the $191,000 penalty amount owed. The Company recognized a loss of $295,000 related to the change in the fair value of its contingent liability.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating limited revenue. As of June 30, 2025, our cash and cash equivalents were $7.9 million.
We incurred net income of approximately $0.4 million for the six months ended June 30, 2025 and net loss of $1.4 million for the six months ended June 30, 2024. We expect to incur significant expenses and negative cash flows for the foreseeable future.
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

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
	(unaudited)
Net cash used in operating activities	$(3,880)	$(1,616)
Net cash used in investing activities	(2,370)	—
Net cash provided by financing activities	1,600	1,000
Net (decrease) in cash, cash equivalents, and restricted cash	$(4,650)	$(616)
Operating activities
Net cash used in operating activities was $3.9 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used in operating activities for the six months ended June 30, 2025 of $2.3 million was due to the increase of operating activities and higher headcount from the GPCR USA acquisition.
Investing activities
Net cash used in investing activities was $2.4 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used by investing activities of $2.4 million was due to purchase of GPCR USA and capital expenditures by KC Creation.
Financing activities
Net cash provided by financing activities was $1.6 million and $1.0 million for six months ended June 30, 2025 and 2024, respectively. The increase of $0.6 million is due to the funds received from the common stock purchase agreements in February.
Funding Requirements
Our existing cash and cash equivalents may not be sufficient to enable us to fund our existing obligations and ongoing operating expenses for the near term. Our future capital requirements are difficult to forecast and will depend on many factors, including, but not limited to:

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
Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs primarily through equity offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the global financial markets have experienced significant disruptions over the past couple of years due to the global health, the ongoing conflict between Russia and Ukraine, and in the Middle East, and worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, volatility in the capital markets and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. Any further disruption or slowdown in the global financial markets and economy may negatively affect our ability to raise funding through equity or debt financings on attractive terms or at all, which could in the future negatively affect our operations.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liable for under its self- insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1.0 million in order to satisfy the remaining balance of its self-insured retention obligation.
Three related stockholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors and against the Company as a nominal defendant between March and April 2022 in the United States District Court for the Northern District of Illinois (Puri v. Giljohann, et al. (Case No. 1:22-cv-01083); Sim v. Giljohann, et al. (Case No. 1:22-cv-01217)), and the United States District Court for the District of Delaware (Stourbridge Investments LLC v. Exicure, Inc. et al. (Case No. 1:22-cv-00526)) (collectively, the “Derivative Complaints”).
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

Item 1A. Risk Factors.
Not applicable to smaller reporting companies

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.	10-K	3.3	3/11/21	001-39011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.	8-K	3.1	06/29/22	001-39011

3.3	Amended and Restated Bylaws, as currently in effect.	8-K	3.4	10/02/17	000-55764

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective August 27, 2024	8-K	3.1	8/26/24	001-39011

10.1*	First Amendment to Employment Agreement between Exicure, Inc. and Andy Yoo, dated as of April 1, 2025	8-K	10.1	6/10/25	001-39011

10.2*	First Amendment to Employment Agreement between Exicure, Inc. and Seung Ik Baik, dated as of April 1, 2025	8-K	10.2	6/10/25	001-39011

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 8, 2025

EXICURE, INC.

By:	/s/ Andy Yoo
Andy Yoo
Chief Executive Officer

By:	/s/ Seung Ik Baik
Seung Ik Baik
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer