Form 10-Q
period 2025-09-30
EXICURE, INC.
filed 2025-11-07
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of November 3, 2025, there were 6,373,869 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding.

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
•the impact of government laws and regulations, including but not limited to taxes and tariffs, as well as the impact and uncertainty with respect to political events such as the current federal government shutdown; and
•risk factors set forth in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024, the reasons described elsewhere in this Quarterly Report on Form 10-Q, and other factors that may impact our financial results and condition and our ongoing strategic efforts.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$4,438	$12,508
Other receivable	55	521
Prepaid expenses and other current assets	946	644
Total current assets	5,439	13,673
Other noncurrent assets	1,888	1,357
Property and equipment, net	527	26
Right-of-use asset, net	289	—
Intangible asset	3,784	—
Goodwill	3,340	—
Total assets	$15,267	$15,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,307	$1,031
Accrued expenses and other current liabilities	1,462	2,040
Total current liabilities	2,769	3,071
Financing lease liability, noncurrent	26	—
Operating lease liability, noncurrent	—	5,213
Contingent consideration	5,545	—
Total liabilities	8,340	8,284

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 6,373,869 issued and outstanding, September 30, 2025; 6,026,841 issued and outstanding, December 31, 2024	1	1
Additional paid-in capital	208,136	206,035
Accumulated other comprehensive income	102	—
Accumulated deficit	(201,312)	(199,264)
Total stockholders’ equity	6,927	6,772
Total liabilities and stockholders’ equity	$15,267	$15,056
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Revenue	$—	$—	$—	$500
Total revenue	—	—	—	500
Operating expenses:
Research and development expense	888	—	2,631	—
General and administrative expense	1,499	1,434	5,230	4,005
Litigation legal expense	—	1,138	—	1,138
Loss from sale or disposal of property and equipment	4	—	90	—
Gain on early lease termination	—	—	(5,974)	—
Total operating expenses	2,391	2,572	1,977	5,143
Operating loss	(2,391)	(2,572)	(1,977)	(4,643)
Other income (expense), net:
Dividend income	27	—	106	5
Interest income	29	1	38	7
Interest expense	—	(12)	—	(18)
Gain on settlement of accounts payables	155	—	346	—
Change in fair value of contingent liability	(246)	—	(541)	—
Other (expense) income, net	(11)	1,500	(20)	2,137
Total other (expense) income, net	(46)	1,489	(71)	2,131
Net loss before provision for income taxes	(2,437)	(1,083)	(2,048)	(2,512)
Provision for income taxes	—	(8)	—	(8)
Net loss	$(2,437)	$(1,091)	$(2,048)	$(2,520)

Basic and diluted loss per common share	$(0.39)	$(0.57)	$(0.33)	$(1.36)

Weighted-average basic and diluted common shares outstanding	6,322,078	1,899,412	6,271,229	1,855,286

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(2,437)	$(1,091)	$(2,048)	$(2,520)
Other comprehensive loss, net of taxes
Foreign currency translation adjustment	1	—	102	—
Other comprehensive income	1	—	102	—
Comprehensive loss	$(2,436)	$(1,091)	$(1,946)	$(2,520)

See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2025	6,026,841	$1	$206,035	$(199,264)	$—	$6,772
Vesting of restricted stock units	22	—	—	—	—	—
Issuance of common stock, net	290,908	—	1,600	—	—	1,600
Net income	—	—	—	3,010	—	3,010
Balance at March 31, 2025	6,317,771	$1	$207,635	$(196,254)	$—	$11,382
Equity-based compensation		—	1		—	1
Vesting of restricted stock units	22	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	101	101
Net loss	—	—	—	(2,621)	—	(2,621)
Balance at June 30, 2025	6,317,793	$1	$207,636	$(198,875)	$101	$8,863
Vesting of restricted stock units	23		—	—	—	—
Issuance of common stock	56,053	—	500	—	—	500
Foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(2,437)	—	(2,437)
Balance at September 30, 2025	6,373,869	$1	$208,136	$(201,312)	$102	$6,927

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	1,832,988	$—	$192,594	$(189,563)	$3,031
Equity-based compensation	—	—	5	—	5
Vesting of restricted stock units	40	—	—	—	—
Net loss	—	—	—	(829)	(829)
Balance at March 31, 2024	1,833,028	$—	$192,599	$(190,392)	$2,207
Equity-based compensation	—	—	6	—	6
Vesting of restricted stock units and related repurchases	40	—	—	—	—
Net loss	—	—	—	(600)	(600)
Balance at June 30, 2024	1,833,068	$—	$192,605	$(190,992)	$1,613
Equity-based compensation	—	—	5	—	5
Vesting of restricted stock units and related repurchases	41	—	—	—	—
Net loss	—	—	—	(1,091)	(1,091)
Balance at September 30, 2024	2,172,323	$—	$193,628	$(192,083)	$1,545

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,048)	$(2,520)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	214	21
Equity-based compensation	1	16
Amortization of right-of-use asset	89	591
Change in fair value of contingent consideration	541	—
Gain on early lease termination	(5,974)	—
Gain on settlement of accounts payables	(346)	—
Loss from sale or disposal of property and equipment	90	—
Changes in operating assets and liabilities:
Other receivable	1,457	(1,335)
Prepaid expenses and other current assets	42	607
Other noncurrent assets	(655)	—
Accounts payable	(227)	(293)
Accrued expenses	(592)	1,457
Other liabilities	—	(609)
Net cash used in operating activities	(7,408)	(2,065)
Cash flows from investing activities:
Property and equipment	(214)	—
Proceeds from sale of fixed assets	42	—
Acquisition of GPCR Therapeutics USA Inc.	(2,090)	—
Net cash used in investing activities	(2,262)	—
Cash flows from financing activities:
Proceeds from short-term borrowing	—	1,000
Proceeds from common stock offering	1,600	—
Net cash provided by provided by financing activities	1,600	1,000

Net decrease in cash, cash equivalents, and restricted cash	(8,070)	(1,065)
Cash, cash equivalents, and restricted cash - beginning of period	12,508	2,016
Cash, cash equivalents, and restricted cash - end of period	$4,438	$951

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30, 2025
	2025	2024
Supplemental disclosure of cash flow information
Non-cash operating activities:
Reclass of legal expenses from accruals to accounts payable	$190	$—
Issuance of stock to GPCR Korea	$500	$—
Non-cash investing activities:
Reclass prepaid expenses from noncurrent to current	$321	$—
Initial recording of ROU asset and related lease liability	100	—
Non-cash financing activities:
Equity effect of debt to equity conversion	—	1,018

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
GPCR USA has an ongoing Phase 2 clinical trial focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. GPCR USA completed the administration of GPC-100 to 19 patients in the second quarter of 2025 and aims to announce the clinical trial results during the fourth quarter of 2025.
On March 26, 2025, the Company formed KC Creation Co., Ltd. (“KC Creation”), a wholly-owned South Korean subsidiary. It was established based on the future growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. These business lines are designed to enhance the Company’s mid- and long-term value through investment recovery potential and brand synergy.
Throughout these unaudited condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc., and, where appropriate, its wholly owned subsidiaries.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiaries, Exicure Operating Company, GPCR USA, and KC Creation. All intercompany transactions and accounts are eliminated in consolidation.
Unaudited Interim Financial Information
The financial statements provided herewith are unaudited. Such statements include interim condensed consolidated balance sheet as of September 30, 2025, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024. In the opinion of management, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, and the results of its cash flows for the three and nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2025 and 2024 are unaudited. The results for the nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s corresponding Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025 (the “Annual Report”).
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
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of September 30, 2025, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of September 30, 2025, the Company’s cash and cash equivalents were $4,438. Management believes that the Company’s existing cash and cash equivalents are insufficient to continue to fund its operating expenses, and additional funding is needed. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
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
3. Business Acquisition
On January 19, 2025, the Company acquired 100% of GPCR USA pursuant to the Share Purchase Agreement (the “Acquisition”). This Acquisition was accounted for under the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration transferred is the sum of the acquisition date fair values of the assets transferred, the liabilities incurred by the acquirer to the former owners of the acquiree, and the equity interests issued by the acquirer to the former owners of the acquiree. The Company issued $500 of its equity

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

to GPCR per the License and Collaboration Agreement during the third quarter. The total purchase price consideration consisted of the following:

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
The Company recorded the assets acquired and liabilities assumed as of the date of the Acquisition based on the information available at that date. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date:

Assets acquired:
Cash and cash equivalents	$45
Prepaid expenses and other current assets	1,013
Other noncurrent asset	198
Property and equipment	626
Right-of-use asset	285
Intangible assets	3,784
Goodwill	3,340
Total assets acquired	9,291
Liabilities assumed:
Accounts payable	606
Accrued expenses and other current liabilities	92
Operating lease liabilities, current and noncurrent	712
Total liabilities acquired	1,410
Net assets acquired	$7,881
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	September 30, 2025	December 31, 2024
Prepaid insurance	$466	$444
Lease costs	—	37
Prepaid professional fees	70	70
Prepaid software	35	61
Other	375	32
Prepaid expenses and other current assets	$946	$644

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Property and equipment, net

	September 30, 2025	December 31, 2024
Scientific equipment	$405	$246
Computers and software	6	3
Furniture and fixtures	25	30
Leasehold Improvements	253	—
Auto	26	—
Property and equipment, gross	715	279
Less: accumulated depreciation and amortization	(188)	(253)
Property and equipment, net	$527	$26
Depreciation and amortization expense was $214 and $21 for the nine months ended September 30, 2025 and 2024, respectively. During the period ended September 30, 2025, the Company recognized a loss of $90 from the sale of fixed assets. This loss is reflected in the accompanying statement of operations.
Other noncurrent assets

	September 30, 2025	December 31, 2024
Prepaid insurance	$1,035	$1,357
Security deposits	853	—
Other noncurrent assets	$1,888	$1,357

Accrued expenses and other current liabilities

	September 30, 2025	December 31, 2024
Current lease liability	$340	$722
Accrued payroll-related expenses	80	—
Accrued litigation legal fee	—	1,138
Accrued registration delay payments	484	—
Accrued contingent consideration, current portion	242	—
Accrued other expenses	316	180
Accrued expenses and other current liabilities	$1,462	$2,040
5. Leases
Redwood City Lease
The Company’s lease arrangements at September 30, 2025 consist of a sublease for office space at its headquarters in Redwood City, California that commenced in July 2022 (the “Redwood Sublease”). The Redwood Sublease is classified as an operating lease.
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
Chicago Lease
On February 13, 2025, the Company executed a Lease Termination Agreement with its landlord related to the Chicago, Illinois lease effective as of January 31, 2025 (the “Chicago Lease”). As a result of this early termination for the Chicago Lease that commenced on July 1, 2020 and would have ended on June 30, 2030, the Company vacated the Chicago office (the “Premises”) and stopped paying any further amounts owed to its landlord. There were no additional fees or costs related to the early termination. The Company recognized a $6,000 gain in the first quarter of 2025 related to this early termination.
Vehicle Lease
On May 27, 2025, KC Creation executed a finance lease agreement over 27 months for a vehicle used in its business operations. This lease has a purchase option that is reasonably certain to be exercised at the end of the lease. Therefore, this lease is classified as a finance lease in accordance with ASC 842, resulting in recognition of a right-of-use asset and a corresponding lease liability.
The following table summarizes lease costs in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$57	$143	$252	$428
Variable lease costs	—	119	87	122
Short term lease costs	—	8	—	28
Total lease costs	$57	$270	$339	$578
The Company made cash payments for operating leases of $109 and $716 during the nine months ended September 30, 2025 and 2024, respectively, for the Chicago Lease. The Company made cash payments for operating leases of $0 during the nine months ended September 30, 2025 for the Redwood Sublease. Amounts owed related to the Redwood Sublease are included in accounts payable as of September 30, 2025.
Sublease of the Chicago Premises
The Company entered into a sublease agreement with Cyclopure, Inc. (the “Subtenant”) to sublease approximately 57% of the Premises related to the Chicago Lease pursuant to that certain sublease agreement dated as of May 4, 2023 (the “Sublease Agreement”). The term of this Sublease Agreement began on May 15, 2023 and

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

would have ended on June 30, 2030, the expiration date of the Chicago Lease. The first three months under the Sublease Agreement were rent free. Beginning August 15, 2023, the Company began charging the Subtenant for 57% of the base rent under the Chicago Lease, and the subtenant was responsible for its pro rata share of operating expenses and taxes payable. In 2024, the Company did not receive payment from the Subtenant as the Subtenant paid the Company’s landlord directly. The Company received sublease receipts of $524 during the nine months ended September 30, 2024 that was recorded in the Company’s condensed consolidated statement of operations.
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
7. Stockholders’ Equity
Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 and with no shares issued and outstanding.
Common Stock
As of September 30, 2025 and December 31, 2024, the Company had authorized 200,000,000 shares of Common Stock, par value $0.0001. As of September 30, 2025 and December 31, 2024, the Company had 6,373,869 and 6,026,841 shares issued and outstanding, respectively.
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

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company did not file a registration statement by the Filing Deadline, and as such, the Company paid $27 to CBI USA and accrued $191 to DGP pursuant to the Registration Rights Agreements as of December 31, 2024. On February 19, 2025, the Company received a waiver letter from DGP confirming they agreed to waive the outstanding $191 penalty amount owed to DGP and was recorded in other income in the Statement of Operations. On July 11, 2025, the Company filed a registration statement on Form S-1 with the SEC to register the resale by the selling stockholders of up to 5,164,595 shares of common stock of the Company, which was declared effective by the SEC on July 22, 2025. Since the Company did not file a registration statement for any of the Purchases by the Filing Deadline, the Company accrued $484 to pursuant to the Purchasers’ Registration Rights Agreements.
Common Stock Warrants
As of September 30, 2025 and December 31, 2024, warrants to purchase 10,022 shares of Common Stock at a price of $40.52 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
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
The following table provides the operating financial results of the Biotechnology segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$—	$—	$—	$500
Significant segment expenses:
Research and development expense	888	—	2,631	—
General and administrative expense	1,499	1,434	5,230	4,005
Litigation legal expense	—	1,138	—	1,138
Loss from sale or disposal of property and equipment	4	—	90	—
Gain on early lease termination	—	—	(5,974)	—
Total operating expenses	2,391	2,572	1,977	5,143
Interest and dividend income	56	1	144	12
Change in fair value of contingent liability	(246)	—	(541)	—
Other income (expense)	144	1,488	326	2,119
Total other income (expense)	(46)	1,489	(71)	2,131
Segment net loss	$(2,437)	$(1,083)	$(2,048)	$(2,512)
9. Income Taxes
The Company incurred pretax income in the nine months ended September 30, 2025, but doesn’t expect to end the fiscal year with pretax income. The Company incurred pretax loss for the nine months ended September 30,

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2024, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the nine months ended September 30, 2025 and 2024 because the Company will and has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing significant changes to U.S. tax law, including provisions related to bonus depreciation, interest expense limitations, and the treatment of domestic research and development expenditures.
The Company is currently assessing the potential impact of these changes on its financial statements, including income tax provisions, deferred tax assets and liabilities, and related disclosures under ASC 740. Due to the complexity and scope of the legislation, management has not yet completed its evaluation and is unable to reasonably estimate the financial effects as of the reporting date. The Company will update its disclosures in future reporting periods as the analysis progresses and additional guidance becomes available.
10. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an antidilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the nine months ended September 30, 2025 and 2024.
The following is the computation of net loss per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(2,437)	$(1,091)	$(2,048)	$(2,520)

Weighted-average basic and diluted common shares outstanding	6,322,078	1,899,412	6,271,229	1,855,286

Loss per share - basic and diluted	$(0.39)	$(0.57)	$(0.33)	$(1.36)

The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	As of September 30,
	2025	2024
Options to purchase common stock	131	2,343
Restricted stock units	98	348
Warrants to purchase common stock	10,022	10,022
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
Liabilities measured at fair value on a recurring basis as of September 30, 2025 are as follows:

	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,787	$—	$—	$5,787
Total financial liabilities	$5,787	$—	$—	$5,787

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	As of January 19, 2025 and September 30, 2025
Milestone	Probability Of Success	Payment Date	Discount Rate
1	24.6%	11/30/2025	9.50%
2	11.7%	12/31/2026	9.50%
3	10.8%	6/30/2028	9.50%
4	10.8%	6/30/2028	9.50%
5	10.8%	12/31/2030	14.50%
6	10.8%	12/31/2031	14.50%
7	10.8%	12/31/2032	14.50%
Note that $242 of the contingent consideration balance is current as the related milestone is expected to be completed by the end of the year. The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

2025
Contingent consideration
Beginning balance, as of January 1, 2025	—
Contingent consideration assumed in the GPCR USA acquisition	5,246
Change in fair value of contingent consideration	541
Ending balance, as of September 30, 2025	$5,787
Cash and cash equivalents were measured using level 1 inputs as of September 30, 2025. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2024 and year ended December 31, 2023. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.
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
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1,100 needed to bridge the $2,500 retainer that the Company is liable for under its self-insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1,000 in order to satisfy the remaining balance of its self-insured retention obligation and paid this on August 13, 2025.
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
On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company. The matter remains pending and settlement efforts have proven unsuccessful. The parties are, therefore, in the process of completing discovery with depositions scheduled for November and December 2025. Once discovery is closed, the Court will likely schedule a settlement conference and, if the matter still cannot be resolved, we intend to then prepare a motion for summary judgment seeking the dismissal of all claims via motion practice.
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
Purchase Agreement
On September 27, 2024, the Company entered into and closed the sale of certain assets pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). The assets sold to the purchaser consist of the Company’s historical biotechnology intellectual property and other assets and include the Company’s spherical nucleic acid-related technology, research and development programs, and clinical assets (the “Sold Assets”). The Company will receive gross proceeds of $1,500 from the sale of the Sold Assets. The gross proceeds were recognized as other income. The Company will be entitled to royalties and license fees in connection with future sales or licenses derived from the Sold Assets for a period of 10 years as set out in further detail in the purchase agreement. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved. We received $150 in September 2024 and $550 in October 2024. The remaining $800 was received in 2025.

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
GPCR USA has an ongoing Phase 2 clinical trial focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. GPCR USA completed the administration of GPC-100 to 19 patients in the second quarter of 2025 and aims to announce the clinical trial results during the fourth quarter of 2025.
On March 26, 2025, the Company formed KC Creation, a wholly-owned South Korean subsidiary. It was established based on the future growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. These business lines are designed to enhance the Company’s mid- and long-term value through investment recovery potential and brand synergy.

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
As of September 30, 2025, our cash and cash equivalents were $4.4 million. Our current liquidity may not be sufficient to continue to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company may seek bankruptcy protection and/or cease operations in the near term, which may result in the Company’s stockholders receiving no or very little value in respect of their shares of the Company’s common stock.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Change
Revenue:
Revenue	$—	$—	—	—%
Total Revenue	—	—	—	—%
Operating expenses:
Research and development expense	888	—	888	100%
General and administrative expense	1,499	1,434	65	5%
Litigation legal expense	—	1,138	(1,138)	(100)%
Loss from sale or disposal of property and equipment	4	—	4	100%
Total operating expenses	2,391	2,572	(181)	(7)%
Operating loss	(2,391)	(2,572)	181	(7)%
Other income, net:
Dividend income	27	—	27	100%
Interest income	29	1	28	2,800%
Interest expense	—	(12)	12	(100)%
Gain on settlement of accounts payables	155	—	155	100%
Change in fair value of contingent liability	(246)	—	(246)	(100)%
Other (expense) income	(11)	1,500	(1,511)	(101)%
Total other (expense) income, net	(46)	1,489	(1,535)	(103)%
Net loss before provision for income taxes	(2,437)	(1,083)	(1,354)	125%
Provision for income taxes	—	(8)	8	—%
Net loss	$(2,437)	$(1,091)	$(1,346)	123%
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Change
Employee-related expense	$320	$—	$320	100%
Clinical development programs expense	568	—	568	100%
Total research and development expense	$888	$—	$888	100%

Research and development expense was $0.9 million for the three months ended September 30, 2025, reflecting an increase of $0.9 million, or 100% from research and development expense of $0 for three months ended September 30, 2024. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023 and stopped recording any research and development expenses until the Acquisition in the first quarter of 2025.

General and administrative expense

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Change
General and administrative expense	$1,499	$1,434	65	5%

General and administrative expense was $1.5 million for the three months ended September 30, 2025, representing an increase of $0.1 million or 5%, from $1.4 million for the three months ended September 30, 2024. The increase for the three months ended September 30, 2025 was due to the additional expenses incurred from the acquisition of GPCR USA.
Litigation legal expense
The decrease of $1.1 million for the three months ended September 30, 2025 was due to accruals recorded in the third quarter of 2024 for the amount of the unsatisfied self-insured retainer and legal defense costs related to the securities litigation lawsuit.
Loss from sale or disposal of property and equipment
The Company recognized a $4,000 loss from GPCR USA’s sale of fixed assets for the three months ended September 30, 2025 .
Other income and expense
The Company recognized a loss of $246,000 related to the change in the fair value of its contingent liability. The Company satisfied its self-insured retainer with the insurer during the third quarter of 2025 resulting in a gain of $155,000. During the third quarter of 2024, the Company sold of certain assets pursuant to a purchase agreement for $1,500,000 to the purchaser for the Company’s historical biotechnology intellectual property and other assets and included spherical nucleic acid-related technology, research and development programs, and clinical assets.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended June 30,
(dollars in thousands)	2025	2024	Change
Revenue:
Revenue	$—	$500	(500)	(100)%
Total Revenue	—	500	(500)	(100)%
Operating expenses:
Research and development expense	2,631	—	2,631	100%
General and administrative expense	5,230	4,005	1,225	31%
Litigation legal expense	—	1,138	(1,138)	(100)%
Loss from sale or disposal of property and equipment	90	—	90	100%
Gain on early lease termination	(5,974)	—	(5,974)	(100)%
Total operating expenses	1,977	5,143	(3,166)	(62)%
Operating loss	(1,977)	(4,643)	2,666	(57)%
Other (expense) income, net:
Dividend income	106	5	101	2,020%
Interest income	38	7	31	443%
Interest expense	—	(18)	18	(100)%
Gain on settlement of accounts payables	346	—	346	100%
Change in fair value of contingent liability	(541)	—	(541)	(100)%
Other expense	(20)	2,137	(2,157)	(100)%
Total other (expense) income, net	(71)	2,131	(2,202)	(103)%
Net loss before provision for income taxes	(2,048)	(2,512)	464	(18)%
Provision for income taxes	—	(8)	8	—%
Net loss	$(2,048)	$(2,520)	$472	(19)%
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change
Employee-related expense	$746	$—	$746	100%
Clinical development programs expense	1,885	—	1,885	100%
Total research and development expense	$2,631	$—	$2,631	100%

Research and development expense was $2.6 million for the nine months ended September 30, 2025, reflecting an increase of $2.6 million, or 100% from research and development expense of $0 for nine months ended September 30, 2024. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023 and stopped recording any research and development expenses until the Acquisition in the first quarter of 2025.
General and administrative expense

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change
General and administrative expense	$5,230	$4,005	1,225	31%

General and administrative expense was $5.2 million for the nine months ended September 30, 2025, representing an increase of $1.2 million or 31%, from $4.0 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 was due to the additional expenses incurred from the acquisition of GPCR USA and increased professional services compared to the same prior year quarter.
Loss from sale or disposal of property and equipment
The Company recognized a $90,000 loss from the sale of GPCR USA’s fixed assets.
Gain on early lease termination
Due to the early termination of the Chicago Lease as of January 31, 2025, the Company recognized a $6.0 million gain resulting from the reversal of the remaining liability related to this lease.
Other income and expense
The Company recognized a gain of $346,000 from satisfying its self-insured retainer with the insurer and from the reversal of liability related to registration rights delay amounts owed to DGP. The Company recognized a loss of $541,000 related to the change in the fair value of its contingent liability.
The Company sold samples of its clinical products during the second quarter of 2024 to a private clinical stage biopharmaceutical company. During the third quarter of 2024, the Company sold of certain assets pursuant to a purchase agreement for $1,500,000 to the purchaser for the Company’s historical biotechnology intellectual property and other assets and included spherical nucleic acid-related technology, research and development programs, and clinical assets.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating limited revenue. As of September 30, 2025, our cash and cash equivalents were $4.4 million.
We incurred net loss of approximately $2.0 million for the nine months ended September 30, 2025 and net loss of $2.5 million for the nine months ended September 30, 2024. We expect to incur significant expenses and negative cash flows for the foreseeable future.
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

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
	(unaudited)
Net cash used in operating activities	$(7,408)	$(2,065)
Net cash used in investing activities	(2,262)	—
Net cash provided by financing activities	1,600	1,000
Net (decrease) in cash, cash equivalents, and restricted cash	$(8,070)	$(1,065)
Operating activities
Net cash used in operating activities was $7.4 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2025 of $5.3 million was due to the increase of operating activities and higher headcount from the GPCR USA acquisition.
Investing activities
Net cash used in investing activities was $2.3 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used by investing activities of $2.3 million was due to purchase of GPCR USA and capital expenditures by KC Creation.
Financing activities
Net cash provided by financing activities was $1.6 million and $1.0 million for nine months ended September 30, 2025 and 2024, respectively. The increase of $0.6 million is due to the funds received from the common stock purchase agreements in February 2025.

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
•the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including rising inflation and interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices, as well as political events such as the current federal government shutdown; and
•unknown legal, administrative, regulatory, accounting, and information technology costs as well as additional costs associated with operating as a public company.
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
Contractual Obligations and Commitments
Redwood City Lease, Chicago Lease and Vehicle Lease
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liable for under its self- insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1.0 million in order to satisfy the remaining balance of its self-insured retention obligation and paid this on August 13, 2025.
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
On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company. The matter remains pending and settlement efforts have proven unsuccessful. The parties are, therefore, in the process of completing discovery with depositions scheduled for November and December 2025. Once discovery is closed, the Court will likely schedule a settlement conference and, if the matter still cannot be resolved, we intend to then prepare a motion for summary judgment seeking the dismissal of all claims via motion practice.
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
Date: November 7, 2025

EXICURE, INC.

By:	/s/ Andy Yoo
Andy Yoo
Chief Executive Officer

By:	/s/ Seung Ik Baik
Seung Ik Baik
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer