Form 10-K
period 2025-12-31
EXICURE, INC.
filed 2026-03-25
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16.4 million, based on a closing price of $7.04 per share of the registrant's common stock as reported on The Nasdaq Capital Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 17, 2026, the registrant had 6,373,915 shares of common stock outstanding.
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
•uncertainty about reaction from investors and potential business partners to our recent changes of control and board and management composition and the future direction of the Company, and the ability of our significant stockholders and new board members and management to earn the confidence of investors and potential partners despite limited experience with U.S. public companies, and how these factors may impact our ability to obtain funding and execute any strategic alternatives that we may identify;
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
•the impact of new laws and regulations and political events, including the shutdown or potential shutdown of the US federal government; and

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
Except where the context otherwise requires, in this Annual Report on Form 10-K, the “Company,” “Exicure,” “we,” “us” and “our” refer to Exicure, Inc., a Delaware corporation, and, where appropriate, our subsidiary.
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
Item 1. Business.
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. In February 2024, we received an upfront payment of $500,000 from a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that we do not believe will be material. In the second quarter of 2024, we recognized other income of $637,000 from the sale of our samples related to the licensed product. In the third quarter of 2024, we sold our historical biotechnology intellectual property and other assets (including the licensing agreement described above) pursuant to the purchase agreement and recognized other income of $1,500,000. We continue to engage in a broader exploration of strategic alternatives. This effort involves exploring growth through transactions with potential partners that see opportunity in joining an existing, publicly-traded organization.
Following this purchase agreement, any value we may generate from our historical biotechnology intellectual property and other assets will be primarily through royalties and license fees that we may receive in the future under the purchase agreement. However, whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control.
We continue to engage in a broader exploration of strategic alternatives, including but not limited to private company acquisitions, raising additional capital, strategic partnerships, some combination of these, and other arrangements that are in management’s view worth exploring.
On January 19, 2025, we entered into a share purchase agreement (the “Share Purchase Agreement”) with GPCR Therapeutics Inc, a Korean corporation, (“GPCR”), pursuant to which the Company acquired from GPCR all of the issued and outstanding equity securities of its then-subsidiary, GPCR Therapeutics USA Inc., a California corporation (“GPCR USA”). In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents. The License and Collaboration Agreement requires us to make milestone payments to GPCR upon the achievement of specific milestone events relating to clinical trials, marketing authorizations, and net sales, as well as for us to pay a recurring royalty payments, as set forth in the agreement.
GPCR USA completed its Phase 2 clinical trial in January 2026 that focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. In accordance with the terms of the License and Collaboration Agreement, we intend to make a milestone payment of $1,000,000 to GPCR in the form of shares of our common stock in the second quarter of 2026.
On March 26, 2025, the Company formed KC Creation Co., Ltd. (“KC Creation”), a wholly-owned South Korean subsidiary. It was established based on potential growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. However, Management decided to sell this subsidiary on November 24, 2025, see additional information on this sale below.
Recent Developments
Significant Stockholder
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
As of March 17, 2026, HiTron beneficially owns 25% of the outstanding shares of Common Stock based on information available to the Company.
Nasdaq Listing Requirements Compliance
On May 21, 2025, the Company received a delinquency notification from Nasdaq that it had not filed its Form 10-Q for the period ended March 31, 2025. The Company became compliant upon filing its Form 10-Q for the period ended March 31, 2025 on June 27, 2025
Current Focus
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
Our Intellectual Property
In our historical business, we built an intellectual property portfolio relating to our prior therapeutic candidates and our SNA technology platform. We had a patent portfolio that includes pending patent applications and issued patents in the United States and in foreign countries. In the past, our portfolio included patents licensed from Northwestern University under two separate license agreements related to SNA technology, as well as owned patents. Our licenses from Northwestern University were terminated in 2023.
In January 2024, we entered into a patent license agreement (the “Patent License Agreement”) to develop cavrotolimod for potential treatment for hepatitis with Bluejay Therapeutics, Inc. (“Bluejay”), a private clinical stage biopharmaceutical company. Under the terms of the Patent License Agreement, Bluejay will receive an exclusive license in the field of hepatitis to all of the Company’s relevant patents. In September 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Flashpoint Therapeutics, Inc. (“Flashpoint”), pursuant to which we agreed to sell certain assets to Flashpoint. The assets sold to Flashpoint pursuant to the Asset Purchase Agreement consisted of our historical biotechnology intellectual property and other assets and included our spherical nucleic acid-related technology, research and development programs, and clinical assets. As a result of this sale of our assets, we no longer own any intellectual property.
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
Employees
As of December 31, 2025, we had eight full time employees which were engaged in finance and general management activities after the wind down of our research and development programs. We have no collective bargaining agreement with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
Our corporate headquarters are located at 400 Seaport Court, Suite 102, Redwood City, California 94063, and our telephone number is (847) 673-1707.
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

Item 1A. Risk Factors.
In addition to other information contained in this Annual Report on Form 10-K, the following risks should be considered in evaluating our business and future prospects and an investment in our common stock. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline and you may lose all or part of your investment.
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

We require significant capital resources in order to continue to operate our business and conduct our exploration of strategic alternatives, and our limited liquidity could materially and adversely affect our business operations. Because we have no current source of revenue, our current available cash and cash equivalents provide us with very limited liquidity. As of December 31, 2025, our existing cash and cash equivalents were approximately $3.7 million.
Our current liquidity may not be sufficient to fund operations for the next 12 months. Any such required additional capital may not be available on reasonable terms, if at all, due to a variety of factors, including uncertainty about the future direction of the Company and investor reaction to our significant stockholders and board and management composition, as well as broader conditions in the economy and capital markets, including recent volatility caused by inflation, questions about bank stability, potential shutdown of the US federal government and other factors. The Company has already engaged in significant cost reductions, so our ability to further cut costs and extend our operating runway is limited.
We may not be able to redeem the investment in convertible notes receivable.

In March 2024, we notified the issuer of the investment in convertible notes receivable that we were exercising our redemption right with respect to the entire principal amount of the investment in convertible notes receivable after the first anniversary of their issue dates (May 3 and May 16, 2024, respectively) for an aggregate redemption price of $2.090 million (representing the principal amount plus 4.5% per annum yield to the redemption date). Refer to Note 2 - Significant Accounting Policies for more details. We attempted to redeem the investment in convertible notes receivable during 2024. However, the issuer of such convertible notes appears to have closed its operations and has not responded to our redemption requests. If we are unable to successfully exercise our redemption right we may be unable to obtain any or all of the redemption price under such convertible notes, or otherwise recognize value from such convertible notes, which may adversely impact our financial condition and prospects. We will continue our redemption attempts, however, it is unlikely these investments will ever be redeemed.

Our executive officers and members of our board, have limited experience controlling or governing a public company operating in the United States status.

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

We have recently made significant changes in the composition of our board of directors and senior management. On February 6, 2026, following the resignation of Andy Yoo, Seung Ik Baik, and Aejin Hwang as members of our board of directors, our board of directors appointed (i) Jung Kyu Ham, (ii) Jung Soo Kim, and (iii) Gyeung Seog Cheon as members of our board of directors, effective February 9, 2026, to serve, until a successor has been duly elected and qualified or until an earlier death, resignation or removal, as directors of the Company. Messrs. Jung Kyu Ham, Jung Soo Kim and Gyeung Seog Cheon will serve as Class III, Class I, and Class II directors of the Company for a term expiring at our 2026, 2027, and 2028 annual meeting of stockholders, respectively. Effective as of February 11, 2026, our board of directors appointed Jung Soo Kim as the Chief Executive Officer and President of the Company and appointed Gyuyeob Lee as the Interim Chief Financial Officer and Secretary of the Company. These appointments replaced Andy Yoo, who resigned as Chief Executive Officer and President of the Company, and Seung Ik Baik, who resigned as Chief Financial Officer and Secretary of the Company, each effective February 9, 2026. The recent transition of our board of directors and senior management may create uncertainty regarding our strategic direction, business priorities and corporate governance. In addition, new directors and executives may take time to become familiar with our business, operations and internal processes. During this transition period, our ability to effectively execute our business strategy, maintain continuity in our operations and implement key initiatives may be adversely affected.
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

Our ability to continue as a going concern will require us to obtain additional funding. Based on our current operating plans and existing working capital at December 31, 2025, our current liquidity is not sufficient to continue to fund operations. As a result, there is substantial doubt about our ability to continue as a going concern. Substantial additional financing will be needed by us in the very near term to fund our operations and exploration of strategic alternatives. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:
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
Our common stock is currently listed on Nasdaq under the symbol “XCUR.” As previously disclosed, we have received numerous deficiency notices with respect to various Nasdaq listing requirements in the past years. Most recently, on May 21, 2025, the Company received a delinquency notification from Nasdaq that it had not filed its Form 10-Q for the period ended March 31, 2025. The Company became compliant upon filing its Form 10-Q for the period ended March 31, 2025 on June 27, 2025.
Even though we regained compliance with Nasdaq’s listing requirements, there can be no assurance that we will remain in compliance with Nasdaq’s requirements and will not be delisted in the future.
If Nasdaq suspends or delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including, but not limited to:
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
Since our inception in June 2011, we have devoted our resources to the development of SNA technology and are currently exploring strategic alternatives to maximize stockholder value. We have had significant operating losses since our inception. As of December 31, 2025, we have generated an accumulated deficit of $223.0 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion. For the years ended December 31, 2025 and 2024, our net loss was $4.9 million and $9.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.
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
Our current operations are located in our facilities situated in Redwood City, California. On January 29, 2026, we received a payment demand letter and notice of default from Dren Bio Management, Inc. (formerly known as Dren Brio, Inc.) (“Dren Bio”) whereby Dren Bio notified us that an event of default has occurred under the sublease for failure to make rent payments and related late charges and interest and demanded that we immediately pay the past due rent and late charges and interest. On March 3, 2026,we received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, we did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo,seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately$0.7 million, damages and attorney’s fees.We are currently reviewing the complaint and evaluating our available defenses and potential responses. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.
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
Management identified material weaknesses in the Company’s internal control over financial reporting and restated its unaudited interim condensed consolidated financial statements for the first quarter and second quarter of 2023 via Forms 10-Q/A filed in June 2024. As a result of the restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.
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
HiTron beneficially owns approximately 25% of the outstanding shares of Common Stock and exercises significant influence over us. CBI USA, Inc. (“CBI USA”) and DGP Co., Ltd. (“DGP”), also Korean companies, collectively own approximately 10% of outstanding Common Stock. We previously had been a “controlled company” under the corporate governance rules for Nasdaq-listed companies. We obtained a majority independent board based on the phase-in requirements for companies after they lose “controlled company” status. Investors may be hesitant to invest in the Company given the influence of HiTron, CBI and DGP. In addition, should the interest or interests of our significant stockholders differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.
Additionally, it is possible we could pursue strategic or financing transactions with our significant stockholders or their affiliates. The interests of the significant stockholders and other stockholders would diverge in this case, and the lack of an independent board to evaluate such a transaction could adversely impact other stockholders. These conflicts of interest (or the perception that they could occur) might adversely affect our business and prospects for obtaining financing or completing a strategic transaction.
For so long as HiTron owns a significant stake in the Company, they (and/or their transferees) will have substantial influence over the elections of our directors and the approval of any other corporate action requiring the affirmative vote of holders of a majority of the outstanding shares of our Common Stock. This could deter investment in the Company and adversely impact our stock price and ability to obtain financing. These impacts may be more pronounced in the near term as investors assess the direction of the Company under the significant influence of HiTron, CBI USA and DGP.
Potential partners considering engaging in a strategic transaction with the Company could have similar concerns. Given our urgent need for additional funding and/or to complete a strategic transaction, it is imperative that our significant stockholders and our board and management earn the confidence of investors and potential partners in the near term and there is no assurance this will occur.
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
•investors may react negatively to the influence of our significant stockholders and/or our reconstituted board and/or the uncertainty in our business strategy;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•we are unable to achieve the perceived benefits of our Company as rapidly or to the extent anticipated by financial or industry analysts;
•changes in general economic, industry, political and market conditions, including, but not limited to, a potential shutdown of the US federal government; and

•our ability to avoid suspension and/or delisting of our common stock by Nasdaq.

In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors, such as those related to Russia’s invasion of Ukraine, and the Israel/Hamas war and retaliatory actions taken by the United States, NATO and others, may seriously harm the market price of our common stock, regardless of our operating performance.
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
Provisions in our amended and restated certificate of incorporation, as amended, and our bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the Board of Directors of the Company, or the Board, to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of Delaware General Corporation Law, or DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined organization voting stock from merging or combining with the combined organization. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of management.

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
As of December 31, 2023, we determined that we ceased operations of our historical business enterprise which subjects us to a zero limitation as defined under IRC Section 382(c). Therefore, we are restricted in our ability to use any of the historical net operating losses that occurred before the prior ownership change in the fourth quarter of 2022.
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
Item 2. Properties.
Our corporate headquarters moved to Redwood City, California in January 2025, this sublease expires in April 2026. On January 29, 2026, we received a payment demand letter and notice of default from Dren Bio whereby Dren Bio notified us that an event of default has occurred under the sublease for failure to make rent payments and related late charges and interest and demanded that we immediately pay the past due rent and late charges and interest. The Company was formerly located in Chicago, Illinois, where we leased approximately 30,000 square feet of space (the “Chicago Lease”). The Chicago Lease commenced on July 1, 2020, and expires on July 1, 2030. During 2023 and 2024, we subleased approximately 57% of the space through the expiration date. In February 2025, the Company terminated the Chicago Lease and related sublease. For additional information on the legal proceedings in connection with the sublease, see “Item 3 - Legal Proceedings.”

Item 3. Legal Proceedings.
On March 3, 2026,we received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million in connection with the sublease of our facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, we did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $0.7 million, damages and attorney’s fees. We are currently reviewing the complaint and evaluating our available defenses and potential responses.
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
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. The Derivative Complaints and the Demand Letter are currently stayed. On or around July 22, 2025, the parties informed the courts in which the Derivative Complaints are pending that they have reached an agreement in principle for global resolutions of the Derivative Complaints and Demand Letter. The agreement in principle remains subject to being memorialized in a formal agreement and subject to court approval. On March 18, 2026, the parties executed a formal settlement agreement. Also on March 18, 2026, the plaintiffs filed a motion for preliminary approval of the settlement in the United States District Court for the Northern District of Illinois. On March 19, 2026, that court granted preliminary approval of the settlement. The court also set a hearing on final approval of the settlement for June 2, 2026.
On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company, as well as a claim for unpaid wages under the Illinois Wage Payment and Collection Act (“IWPCA”). The matter remains pending and settlement efforts have proven unsuccessful. The parties completed discovery depositions in December 2025. Based on information discovered in the plaintiff’s deposition, our legal counsel believes we will not be successful in our breach of contract defense and that we will likely settle for no less than $250,000 to $300,000. As a result, we accrued $250,000 in

2025 for this legal settlement as of December 31, 2025. The court scheduled a settlement conference on February 5, 2026, where the parties could not agree on a settlement amount because plaintiff is now taking the position that the settlement should reflect, not just payment for the breach of contract claim, but also damages under the IWPCA, which includes 5% in monthly interest that continues to accrue without limitation. Factoring in the IWPCA claims, plaintiff contends the damages are significantly higher. The court then scheduled an ex parte conference for February 24, 2026, prior to which the parties were directed to conduct research regarding the applicability of the IWPCA. Since the parties once again could not agree on a settlement amount, the court scheduled the parties for an in-person Final Pretrial Conference on June 3, 2026. Once the Pretrial Order is finalized, the Company intends to move for partial summary judgment on the IWPCA claims. If that motion is successful, the liability will likely remain in the amount referenced above. If that motion is not successful, the liability under the IWPCA could be significantly higher.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases.
Market Information
Our common stock was approved for listing on the Nasdaq Capital Market under the symbol “XCUR” and began trading on July 31, 2019. As disclosed elsewhere in this Report, there can be no assurance our common stock will remain trading and listed on Nasdaq.
On March 17, 2026, the last reported sale price of our common stock on Nasdaq was $4.54 per share.
Holders of Record
As of March 17, 2026, we had 6,373,915 shares of common stock outstanding held by 88 stockholders of record, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On September 23, 2025, we issued 56,053 shares of common stock to GPCR in consideration of the exclusive and non-exclusive licenses granted to the Company pursuant to the License and Collaboration Agreement. The issuance was made pursuant to the exemption from registration included in Section 4(a)(2) of the Securities Act. Other than the unregistered sales disclosed above, there were no unregistered sales of equity securities sold during the period covered by this Annual Report on Form 10-K that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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
Overview
Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. In September 2022, we announced a significant reduction in force, suspension of preclinical activities and halting of all research and development, and that we were exploring strategic alternatives to maximize stockholder value. In 2024, we entered into a licensing agreement for patents related to one of our historical drug candidates, and received a small, one-time payment and an entitlement to only modest royalties on future sales of the licensed technology that was not material. We then sold some of its samples related to the licensed product. Also in 2024, we entered into an Asset Purchase Agreement with Flashpoint Therapeutics, Inc. to sell our historical biotechnology intellectual property and other assets to the purchaser. Any value we may generate from our historical biotechnology intellectual property and other assets will be primarily through royalties and license fees that we may receive in the future under the Asset Purchase Agreement. However, whether we receive any royalties or licenses fees, and the amounts and timing thereof, are uncertain and out of our control.
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
GPCR USA completed its Phase 2 clinical trial in January 2026 that focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. In accordance with the terms of the License and Collaboration Agreement, we intend to make a milestone payment of $1.0 million to GPCR in the form of shares of our common stock in the second quarter of 2026.
On March 26, 2025, the Company formed KC Creation Co., Ltd., a wholly-owned South Korean subsidiary. It was established based on potential future growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. However, Management decided to sell this subsidiary on November 24, 2025.

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
On December 10, 2024, the Company entered into a common stock purchase agreement with MIRTO Co. LTD. (“MIRTO”), pursuant to which the Company agreed to issue and sell to MIRTO 87,808 shares of its Common Stock, for an aggregate purchase price of approximately $0.41 million, at a purchase price per share of $4.61, which closed on December 24, 2024.
On February 14, 2025, the Company entered into a Common Stock Purchase Agreement with Shin Chang Partners and RMS0718 Co., Ltd., pursuant to which the Company agreed to issue and sell to each of the purchasers 145,454 shares at a purchase price of $5.50 per share. The Company received aggregate gross process of approximately $1.6 million.
As of December 31, 2025, our cash and cash equivalents cash were approximately $3.7 million. Our current liquidity may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company could seek bankruptcy protection and/or cease operations, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
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
Significant Stockholder
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
As of March 17, 2026, HiTron beneficially owns 25% of the outstanding shares of Common Stock based on information available to the Company.

Nasdaq Listing Requirements Compliance

As previously disclosed, we have received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. Most recently, on May 21, 2025, the Company received a delinquency notification from Nasdaq that it had not filed its Form 10-Q for the period ended March 31, 2025. The Company became compliant upon filing its Form 10-Q for the period ended March 31, 2025 on June 27, 2025.
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
Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed in connection with acquired businesses at their estimated fair value as of the date of acquisition. Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of in-process research and development (“IPR&D”). Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the Multi-Period Excess Earnings Method for the acquired IPR&D. The fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, probability of success rates related to the drug under development, projected revenue, gross margins, operating costs, and growth rates.
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
There was no revenue for the year ended December 31, 2025. For the year ended December 31, 2024, the Company’s revenue was generated from a patent license agreement to develop cavrotolimod for potential treatment for hepatitis with a private clinical stage biopharmaceutical company. Under the terms of the agreement, this biopharmaceutical company received an exclusive license in the field of hepatitis to all of the Company’s relevant patents. We have never generated any commercial product revenue and do not expect to generate any product revenue in the near term.

Research and development expense
As previously announced, we halted all research and development activities in 2022 and stopped recording any research and development expenses after the first quarter of 2023 until the acquisition of GPCR USA in the first quarter of 2025.
Research and development expense consisted of costs associated with GPCR USA’s research activities, including clinical development expenses with third parties such as contract research organization, costs and services to complete its Phase 2 clinical trial, and employee-related expenses, including salaries, bonuses, and benefits.
We expensed research and development costs as they were incurred. A significant portion of our research and development costs were not tracked by project as they benefit multiple projects or our technology.
General and administrative expense
General and administrative expense consists primarily of salaries and related benefits, including equity-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include travel expenses, professional fees for auditing, tax and legal services and facility-related costs.
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
Other income
The Company sold samples of its clinical products during the second quarter of 2024 to a private clinical stage biopharmaceutical company. In the fourth quarter of 2024, the Company sold certain assets pursuant to the purchase agreement with the purchaser.

Results of Operations
Comparison of the Year Ended December 31, 2025 and 2024
The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(dollars in thousands)	2025	2024	Change
Revenue:
Revenue	$—	$500	$(500)	100%
Total revenue	—	500	(500)	100%
Operating expenses:
Research and development expense	3,286	—	3,286	100%
General and administrative expense	6,831	5,449	1,382	25%
Litigation legal expense	—	1,562	(1,562)	(100)%
Right-of-use asset impairment loss	—	5,721	(5,721)	100%
Loss from sale of property and equipment	90	—	90	100%
Gain on early lease termination	(5,974)	—	(5,974)	100%
Total operating expenses	4,233	12,732	(8,499)	(67)%
Operating loss	(4,233)	(12,232)	7,999	(65)%
Other (expense) income, net:
Dividend income	107	5	102	2,040%
Interest income	29	8	21	263%
Interest expense	(1)	(18)	17	(100)%
Gain on settlement of accounts payables	346	407	(61)	100%
Change in fair value of contingent liability	(1,553)	—	(1,553)	100%
Other (expense) income, net	(275)	2,137	(2,412)	100%
Total other (expense) income, net	(1,347)	2,539	(3,886)	(153)%
Net loss before provision for income taxes	(5,580)	(9,693)	4,113	(42)%
Provision (benefit) for income taxes	(634)	8	(642)	(100)%
Net loss	$(4,946)	$(9,701)	$4,755	(49)%
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
Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024	Change
Employee-related expense	$1,027	$—	$1,027	100%
Clinical development programs expense	2,259	—	2,259	100%
Total research and development expense	$3,286	$—	$3,286	100%
Research and development expense was $3.3 million for the year ended December 31, 2025, a $3.3 million increase from the year ended December 31, 2024. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA. In 2022, the Company suspended its clinical, preclinical, and discovery program activities and reduced headcount as it began exploring strategic alternatives in April 2023 and stopped recording any research and development expenses until the acquisition of GPCR USA in the first quarter of 2025.
General and administrative expense

	Year Ended December 31,
(dollars in thousands)	2025	2024	Change
General and administrative expense	$6,831	$5,449	$1,382	25%
Full time employees	7	6	1
General and administrative expense was $6.8 million for the year ended December 31, 2025, representing an increase of $1.4 million, or 25%, from $5.4 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was to the additional expenses incurred from the acquisition of GPCR USA.
Litigation legal expense
The $1.6 million for the year ended December 31, 2024 was due to accruals recorded for the amount of the unsatisfied self-insured retainer and legal defense costs related to the securities litigation lawsuit.
Right-of-use asset impairment loss
This loss for the year ended December 31, 2024 resulted from the impairment analysis of the Company’s right-of-use asset related to its office lease.
Loss from sale or disposal of property and equipment
The Company recognized a $90,000 loss from the sale of GPCR USA’s fixed assets.
Gain on early lease termination
Due to the early termination of the Chicago Lease as of January 31, 2025, the Company recognized a $6.0 million gain resulting from the reversal of the remaining liability related to this lease.
Other income and expense
The Company recognized a gain of $346,000 from satisfying its self-insured retainer with the insurer and from the reversal of liability related to registration rights delay amounts owed to DGP. The Company recognized a loss of $1.6 million related to the change in the fair value of its contingent liability. The Company recognized a loss of $275,000 related to the sale of its subsidiary, KC Creation, as well as additional currency translation losses associated with this foreign subsidiary.
The Company sold samples of its clinical products during the second quarter of 2024 to a private clinical stage biopharmaceutical company. During the third quarter of 2024, the Company sold certain assets pursuant to a purchase agreement for $1.5 million to the purchaser for the Company’s historical biotechnology intellectual property and other assets and included spherical nucleic acid-related technology, research and development programs, and clinical assets.
Provision for income taxes
The Company recognized an income tax benefit for the year ended December 31, 2025 as a result of the GPCR USA acquisition. The effective tax rate for the year ended December 31, 2025 is attributable to the fact that the Company is subject to state income taxes. The effective income tax rate for the year ended December 31, 2025 was 11.4% because the Company generated tax losses and provided a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized. The effective tax rate for the year ended December 31, 2024 of 11.4% was attributable to the fact the Company was subject to the IRC Section 174 regulations requiring companies to capitalize certain research and experimental expenditures and IRC Section 382 loss limitation rules on our ability to utilize net operating losses to offset the capitalization requirement, with the ownership change being in the fourth quarter of 2022. This resulted in current income tax expense in 2022.
As of December 31, 2024, the Company has “discontinued the original business” of Exicure within the meaning of Section 382(c). This change has and will continue to subject our net operating loss carryforwards as of the fourth quarter of 2022 to an annual zero limitation, which will fully restrict our ability to use loss carryforwards and deductions from built in loss assets generated before the ownership change date to offset our taxable income in periods following the ownership change.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating limited revenue. As of December 31, 2025, our cash and cash equivalents cash were $3.7 million.
We incurred net losses of approximately $4.9 million and $9.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we have generated an accumulated deficit of $223.0 million, including $18,837 of additional paid-in capital reclassed to accumulated deficit upon C-corporation conversion, since inception and expect to incur significant expenses and negative cash flows for the foreseeable future.
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
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(8,555)	$(2,910)
Net cash used in investing activities	(1,807)	—
Net cash provided by financing activities	1,600	13,402
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,762)	$10,492

Operating activities
Net cash used in operating activities was $8.6 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively. The increase in cash used in operating activities for the year ended December 31, 2025 of $5.6 million was due to the increase of operating activities and higher headcount from the GPCR USA acquisition.
Investing activities
Net cash used in investing activities was $1.8 million and $0.0 million for the years ended December 31, 2025 and 2024, respectively. The increase in cash used in investing activities of $1.8 million was due to purchase of GPCR USA and capital expenditures by KC Creation.
Financing activities
Net cash provided by financing activities of $1.6 million for year ended December 31, 2025 was due to the funds received from the common stock purchase agreement in February 2025. Net cash provided by financing activities of $13.4 million for the year ended December 31, 2024 was due to the stock purchase agreements closed in November and December 2024.
Funding Requirements
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
Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs primarily through equity offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the global financial markets have experienced significant disruptions over the past couple of years due to global health crisis, the ongoing conflict between Russia and Ukraine, and in the Middle East, and worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, volatility in the capital markets and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. Any further disruption or slowdown in the global financial markets and economy may negatively affect our ability to raise funding through equity or debt financings on attractive terms or at all, which could in the future negatively affect our operations.
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
Redwood City Lease and Chicago Lease
Refer to Note 5 - Leases to the Notes to our Consolidated Financial Statements included herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

EXICURE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Exicure, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

Critical Audit Matter Description

As described in Notes 2 and 3 to the financial statements, the Company acquired GPCR Therapeutics USA Inc. (“GPCR USA”) on January 19, 2025. This acquisition was accounted for as a business combination. We identified the evaluation of the acquisition-date fair values, of the intangible assets acquired and contingent consideration assumed, as a critical audit matter.

The principal consideration for our determination that the evaluation of the acquisition-date fair values, of the intangible assets acquired and contingent consideration assumed, were a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of the acquired intangible assets and assumed contingent consideration, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included prospective financial information such as future revenue growth and an applied discount rate. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the evaluation of acquisition-date fair values, of intangible assets acquired and contingent consideration assumed, included the following, among others:

▪We evaluated the reasonableness of the purchase price allocation analysis from management and the third-party specialist engaged by management.
▪We assessed the qualifications and competence of management and the third-party specialist.
▪We evaluated the methodologies used to determine the fair values of the intangible assets and contingent consideration.
▪We tested the assumptions used within the multi-period excess earnings method and discounted cash flow models to estimate the fair values of the intangible assets and contingent consideration, which included key assumptions such as the future revenue growth and the applied discount rate.
▪We assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecast was developed and comparing the projections to external sources, including industry trends and peer companies’ historical data.
▪We involved our internal valuation specialist who assisted in (i) evaluating the reasonableness of valuation methods, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) evaluating the reasonableness of the significant assumptions to the models, including the discount rate applied to future cash flows.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023, such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024.

New York, New York
March 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Exicure, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Exicure, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

We served as the Company’s auditor from 2023 to 2025.
New York, New York
March 18, 2025

EXICURE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,746	$12,508
Other receivable	58	521
Prepaid expenses and other current assets	820	644
Total current assets	4,624	13,673
Other noncurrent assets	928	1,357
Property and equipment, net	306	26
Goodwill	4,399	—
Intangible asset	3,784	—
Total assets	$14,041	$15,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,690	$1,031
Accrued expenses and other current liabilities	2,198	2,040
Total current liabilities	3,888	3,071
Contingent consideration	5,804	—
Deferred tax liability	423	—
Lease liability, noncurrent	—	5,213
Total liabilities	$10,115	$8,284

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 6,373,893 issued and outstanding, December 31, 2025; 6,026,841 issued and outstanding, December 31, 2024	1	1
Additional paid-in capital	208,137	206,035
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(204,210)	(199,264)
Total stockholders’ equity	3,926	6,772
Total liabilities and stockholders’ equity	$14,041	$15,056
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Revenue	$—	$500
Total revenue	—	500
Operating expenses:
Research and development expense	3,286	—
General and administrative expense	6,831	5,449
Litigation legal expense	—	1,562
Right-of-use asset impairment loss	—	5,721
Loss from sale of property and equipment	90	—
Gain on early lease termination	(5,974)	—
Total operating expenses	4,233	12,732
Operating loss	(4,233)	(12,232)
Other income (expense), net:
Dividend income	107	5
Interest income	29	8
Interest expense	(1)	(18)
Gain on settlement of accounts payables	346	407
Change in fair value of contingent liability	(1,553)	—
Other income (expense), net	(275)	2,137
Total other income (expense), net	(1,347)	2,539
Net loss before provision for income taxes	(5,580)	(9,693)
Provision (benefit) for income taxes	(634)	8
Net loss	$(4,946)	$(9,701)

Basic and diluted loss per common share	$(0.79)	$(4.75)
Weighted-average basic and diluted common shares outstanding	6,297,094	2,043,278
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2025
Net loss	$(4,946)	$(9,701)
Other comprehensive loss, net of taxes
Foreign currency translation adjustment	(2)	—
Other comprehensive income	(2)	—
Comprehensive loss	$(4,948)	$(9,701)
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares	$	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2024	1,832,988	$—	$192,594	$(189,563)	$—	$3,031
Equity-based compensation	—	—	22	—	—	22
Vesting of restricted stock units and related repurchases	166	—	—	—	—	—
Issuance of common stock, debt to equity conversion	339,214	—	1,018	—	—	1,018
Sale of common stock, financings	3,854,473	1	12,401	—	—	12,402
Net loss	—	—	—	(9,701)	—	(9,701)
Balance at December 31, 2024	6,026,841	$1	$206,035	$(199,264)	$—	$6,772
Equity-based compensation	—	—	2	—	—	2
Vesting of restricted stock units and related repurchases	91	—	—	—	—	—
Sale of common stock, financings	290,908	—	1,600	—	—	1,600
Issuance of common stock	56,053	—	500	—	—	500
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(4,946)	—	(4,946)
Balance at December 31, 2025	6,373,893	$1	$208,137	$(204,210)	$(2)	$3,926
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,946)	$(9,701)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	242	28
Amortization of right-of-use asset	218	796
Equity-based compensation	2	22
Right-of-use asset impairment loss	—	5,721
Change in fair value of contingent consideration	1,553	—
Gain on early lease termination	(5,974)	—
Gain on settlement of accounts payables	(346)	(407)
Loss on disposal/sale of subsidiary	98	—
Loss from sale of property and equipment	90	—
Income tax benefit	(634)	—
Changes in operating assets and liabilities:
Accounts receivable	1,342	(506)
Prepaid expenses and other current assets	39	977
Other noncurrent assets	198	—
Accounts payable	177	(193)
Accrued expenses	(614)	1,180
Other liabilities	—	(827)
Net cash used in operating activities	(8,555)	(2,910)
Cash flows from investing activities:
Capital expenditures	(1)	—
Proceeds from sale of fixed assets	42	—
Acquisition of GPCR Therapeutics USA Inc.	(2,090)	—
Proceeds from sale of subsidiary	474	—
Cash removed from the sale of KCC	(232)
Net cash used in by investing activities	(1,807)	—
Cash flows from financing activities:
Proceeds from sale of common stock	1,600	12,402
Proceeds from short term debt	—	1,000
Net cash provided by financing activities	1,600	13,402

Net (decrease) in cash, cash equivalents, and restricted cash	(8,762)	10,492
Cash, cash equivalents, and restricted cash - beginning of year	12,508	2,016
Cash, cash equivalents, and restricted cash - end of year	$3,746	$12,508
See Accompanying Notes to Consolidated Financial Statements.

EXICURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information
Non-cash operating activities:
Reclass of legal expenses from accruals to accounts payable	$190	$—
Issuance of stock to GPCR Korea	500	—
Non-cash investing activities:
Reclass prepaid expenses from noncurrent to current	$428	$428
Initial recording of ROU asset and related lease liability	100	—
Non-cash financing activities:
Equity effect of debt to equity conversion	$—	$1,018
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
On January 19, 2025, we entered into a Share Purchase Agreement with GPCR, pursuant to which the Company acquired from GPCR all of the issued and outstanding equity securities of its then-subsidiary, GPCR USA. In connection with the closing of the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents. This License and Collaboration Agreement requires us to make milestone payments to GPCR upon the achievement of specific milestone events relating to clinical trials, marketing authorizations, and net sales, as well as for us to pay a recurring royalty payments, as set forth in the agreement.
GPCR USA completed its Phase 2 clinical trial in January 2026 that focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. In accordance with the terms of the License and Collaboration Agreement, we intend to make a milestone payment of $1,000 to GPCR in the second quarter of 2026.
On March 26, 2025, the Company formed KC Creation Co., Ltd. (“KC Creation”), a wholly-owned South Korean subsidiary. It was established based on the growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. However, Management decided to sell this subsidiary on November 24, 2025, see additional information on this sale below.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the financial statements are issued. As of December 31, 2025, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of December 31, 2025, the Company’s cash and cash equivalents were $3,746. Management believes that the Company’s existing cash and cash equivalents are insufficient to continue to fund its operating expenses, and additional funding is needed. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Additional financing will be needed in the near term to fund our ongoing operations, support of GPCR USA’s operations, and exploration of strategic alternatives and pursuing any alternatives that we identify.
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
Investment in convertible notes receivable at fair value totaled $0 as of December 31, 2025. As of December 31, 2025, the aggregate cost of the investment in convertible notes receivable accounted for under the fair value option was $0, which included principal balances of $2,000 and the change in fair value of $2,000 from 2023.
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
Acquisition Accounting
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the effective date of the acquisition.
The fair value of the consideration exchanged in a business combination is allocated to tangible assets and identifiable intangible assets acquired and liabilities assumed at acquisition date fair value. Goodwill is measured as the excess of the consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed in accordance with ASC 820. The accounting for an acquisition involves a considerable amount of judgment and estimation. Cost, income, market or a combination of approaches may be used to establish the fair value of consideration exchanged, assets acquired, and liabilities assumed, depending on the nature of those items. The valuation approach is determined in accordance with generally accepted valuation methods. Key areas of estimation and judgment may include the selection of valuation approaches, cost of capital, market characteristics, cost structure, impacts of synergies, and estimates of terminal value, among other factors.

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
Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for the year ended December 31, 2024 resulted from an analysis of the Company’s right-of-use asset related to its office lease. No impairment losses were recorded for the year ended December 31, 2025.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. The Company’s indefinite-lived intangible assets, which consist of in-process research and development (“IPR&D”), acquired in the GPCR USA acquisition were recorded at fair value on their acquisition date. Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on December 31 of each year. Indefinite-lived intangibles are not amortized and their useful life is reassessed each reporting period.
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
Revenue recognition
The core principle of ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company allocates the transaction price to all contractual performance obligations included in the contract. If a contract has more than one performance obligation, we allocate the transaction price to each performance obligation based on standalone selling price, which depicts the amount of consideration we expect to be entitled in exchange for satisfying each performance obligation. The Company recognizes revenue when it was satisfied or fulfilled its obligation to the customer.
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
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2025 and 2024, the Company established a full valuation allowance against its deferred tax assets to an amount that is more likely than not to be realized.
Recent Accounting Pronouncements Adopted
Segment Reporting Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 8 – Segment Reporting for further information.
Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends ASC 740, Income Taxes, to enhance the transparency and decision-usefulness of income tax disclosures. The amendments require, among other things, a more disaggregated effective tax rate reconciliation using specified categories and additional disclosures regarding income taxes paid, disaggregated by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025 and included the impact from this guidance in its disclosures included in the Notes to the Consolidated Financial Statements. Prior-period disclosures have not been restated to conform to the current-period presentation. See Note 10 – Income Taxes for further information.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for us for our fiscal year 2026 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective in our fiscal year 2026 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.
Codification Improvements
In December 2025, the FASB issued ASU 2025‑12, “Codification Improvements”, which includes various clarifications, technical corrections, and enhancements to several areas of the FASB Accounting Standards Codification. The amendments are intended to improve the consistency, usability, and application of existing guidance and do not introduce new accounting models. Key areas addressed by the ASU include clarifications related to diluted earnings per share, lease receivables for sales‑type and direct financing leases, and the calculation of reference amounts for certain beneficial interests. The Company plans to adopt the standard when it becomes effective in our fiscal year 2026 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.
Codification Improvements—Financial Instruments
In December 2025, the FASB issued ASU 2025‑11, “Codification Improvements-Financial Instruments”. The amendments provide targeted clarifications and technical corrections to existing guidance related to financial instruments, including improvements to the recognition, measurement, and disclosure requirements for certain debt and equity instruments. The amendments do not create new accounting models; rather, they are intended to enhance the consistency and operability of the current guidance. The Company plans to adopt the standard when it becomes effective in our fiscal year 2026 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.
3. Business Acquisition
On January 19, 2025, the Company acquired 100% of GPCR USA pursuant to the Share Purchase Agreement (the “Acquisition”). This Acquisition was accounted for under the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration transferred is the sum of the acquisition date fair values of the assets transferred, the liabilities incurred by the acquirer to the former owners of the acquiree, and the equity interests issued by the acquirer to the former owners of the acquiree. The Company issued $500 of its equity to GPCR per the License and Collaboration Agreement during the third quarter. The acquisition of GPCR USA is reflected in the Statement of Cash Flows net of the $45 in cash acquired. The total purchase price consideration consisted of the following:

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Cash per Share Purchase Agreement	$1,635
Cash per License and Collaboration Agreement	500
Equity Consideration per License and Collaboration Agreement	500
Fair Value of Contingent Consideration	5,246
Total purchase price consideration	$7,881
The Company recorded the assets acquired and liabilities assumed as of the date of the Acquisition based on the information available at that date. During the measurement period, the Company recorded a $1,058 increase to goodwill related to adjustments in the tax treatment of the acquisition. The acquisition-date fair values of the purchase consideration have been confirmed, the amounts do not require further measurement period adjustments and are now considered final. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date:

Assets acquired:
Cash and cash equivalents	$45
Prepaid expenses and other current assets	1,013
Other noncurrent asset	198
Property and equipment	626
Right-of-use asset	285
Intangible assets	3,784
Goodwill	4,399
Total assets acquired	10,350
Liabilities assumed:
Accounts payable	606
Accrued expenses and other current liabilities	92
Operating lease liabilities, current and noncurrent	712
Total liabilities acquired	1,410
Net assets acquired	$8,940
The following unaudited pro forma financial information summaries the results of operations for the years ended December 31, 2025 and 2024, as if the GPCR USA acquisition had been completed as of January 1, 2024. The pro forma results were calculated applying the Company’s accounting policies. The unaudited pro forma information does not purport to be indication of the results that would have been obtained if the acquisition had actually occurred at the beginning of the year prior to the acquisition, nor of the result that may be reported in the future.

	For the Years Ended December 31,
	2025	2024
Revenues	$—	$500
Net Loss	$(4,942)	$(13,018)
Net Loss per share	$(0.78)	$(6.37)

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
4. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	December 31,
	2025	2024
Prepaid insurance	$438	$444
Lease costs	—	37
Prepaid professional fees	70	70
Prepaid software	78	61
Other	234	32
Prepaid expenses and other current assets	$820	$644
Other noncurrent assets

	December 31,
	2025	2024
Prepaid insurance, noncurrent	$928	$1,357
Other noncurrent assets	$928	$1,357

Property and equipment, net

	December 31,
	2025	2024
Scientific equipment	$405	$246
Leasehold improvements	39	—
Computers and software	5	3
Furniture and fixtures	25	30
Auto	27	—
Property and equipment, gross	501	279
Less: accumulated depreciation	(195)	(253)
Property and equipment, net	$306	$26
Depreciation and amortization expense was $242 and $28, for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company recognized a loss of $90 from the sale of fixed assets. This loss is reflected in the accompanying statement of operations. There were no sales in 2024.
Accrued expenses and other current liabilities

	December 31,
	2025	2024
Current lease liability	$176	$722
Accrued payroll-related expenses	82	—
Accrued litigation legal fee	—	1,138
Accrued other expenses	1,940	180
Accrued expenses and other current liabilities	$2,198	$2,040

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Vendor Concentration
As of December 31, 2025, accounts payable to two vendors accounted for 47% and 39%, respectively, of the accounts payable. The Company relies on one vendor to perform critical research and development services, and the other vendor is the landlord, this is noted in Note 5, Leases. There was no vendor concentration for the year ended December 31, 2024.
5. Leases
Redwood City Lease
The Company’s lease arrangements at December 31, 2025 consist of a sublease for office space at its headquarters in Redwood City, California that commenced in July 2022 (the “Redwood Sublease”). The Redwood Sublease is classified as an operating lease.
GPCR USA is subleasing approximately 8,392 square feet of office space in Redwood City, California for its operations that began on July 15, 2022. This 45-month sublease is an operating lease agreement that ends on April 14, 2026. The monthly base rent during the remaining term is approximately $50 for the first six months after the acquisition. Base rent thereafter is subject to an increase of 3% over the remaining nine months. On January 29, 2026, we received a payment demand letter and notice of default from Dren Bio Management, Inc. (formerly known as Dren Brio, Inc.) (“Dren Bio”) whereby Dren Bio notified us that an event of default has occurred under the sublease for failure to make rent payments and related late charges and interest and demanded that we immediately pay the past due rent and late charges and interest. On March 3, 2026,we received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million in connection with the sublease of our facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, we did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $0.7 million, damages and attorney’s fees. We are currently reviewing the complaint and evaluating our available defenses and potential responses.
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
Korea Lease
On May 22, 2025, KC Creation executed a lease agreement with YOOSOO Co., Ltd, a related party of Exicure HiTron Inc. This is a 24 month lease for a space in Gangnam-gu, Korea. This lease required a security deposit, that will be refunded at the end of the lease, and has no lease payments or obligations. The security deposit is excluded from lease payments. The difference between the nominal amount and the present value of the security deposit is treated as an ROU asset. This ROU asset is amortized evenly over the 24 month lease term, with a corresponding entry to rent expense. This Jeonse type lease is common in Korea and only requires a monthly maintenance fee that is less than $1 per month. This lease was terminated prior to the sale of this subsidiary.
Chicago Lease
On February 13, 2025, the Company executed a Lease Termination Agreement with its landlord related to the Chicago, Illinois lease effective as of January 31, 2025 (the “Chicago Lease”). As a result of this early termination for the Chicago Lease that commenced on July 1, 2020 and would have ended on June 30, 2030, the Company vacated the Chicago office and stopped paying any further amounts owed to its landlord. There were no additional

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
fees or costs related to the early termination. The Company recognized a $6,000 gain in the first quarter of 2025 related to this early termination.
Vehicle Lease
On May 27, 2025, KC Creation executed a finance lease agreement over 27 months for a vehicle used in its business operations. This lease has a purchase option that is reasonably certain to be exercised at the end of the lease. Therefore, this lease is classified as a finance lease in accordance with ASC 842, resulting in recognition of a right-of-use asset and a corresponding lease liability. This lease was terminated prior to the sale of this subsidiary.
The following table summarizes lease costs in the Company’s consolidated statement of operations:

	December 31,
	2025	2024
Operating lease costs	$309	$858
Variable lease costs	87	290
Short term lease costs	—	41
Total lease costs	$396	$1,189
The Company made cash payments for operating leases of $109 and $1,217 during the years ended December 31, 2025 and 2024, respectively. The Company made cash payments for operating leases of $0 during the twelve months ended December 31, 2025 for the Redwood Sublease. Amounts owed related to the Redwood Sublease are included in accounts payable as of December 31, 2025.
Sublease of Chicago Office Space
The Company entered into a sublease agreement with Cyclopure, Inc. (the “Subtenant”) to sublease approximately 57% of the premises related to the Chicago Lease pursuant to that certain sublease agreement dated as of May 4, 2023 (the “Sublease Agreement”). The term of this Sublease Agreement began on May 15, 2023 and would have ended on June 30, 2030, the expiration date of the Chicago Lease. The first three months under the Sublease Agreement were rent free. Beginning August 15, 2023, the Company began charging the Subtenant for 57% of the base rent under the Chicago Lease, and the subtenant was responsible for its pro rata share of operating expenses and taxes payable. In 2024, the Company did not receive any payment from the Subtenant as the Subtenant paid the Company’s landlord directly. The Company received sublease receipts of $524 during the nine months ended September 30, 2024 that was recorded in the Company’s condensed consolidated statement of operations.
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
6. Debt
On May 3, 2024, the Company executed a promissory note (“Note”) and subsequently received a loan in the amount of $300 from an individual investor. On June 3, 2024, the Company executed another promissory note (“DGP Note”) and subsequently received a loan in the amount of $700 from DGP Co., Ltd. (“DGP”), a related party at the time of issuance. On September 11, 2024, the Company executed two Debt for Equity Exchange Agreements converting the existing debt and related interest of the Note and DGP Note described above into shares of its common stock. The Company exchanged in full satisfaction of the principal and accrued interest obligations on the Note into 101,991 of its common stock shares. The Company exchanged in full satisfaction of the principal and accrued interest obligations on the DGP Note into 237,223 shares of its common stock. As this was considered a troubled debt restructuring with a related party, the difference between fair value and book value was recognized within additional paid in capital.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.
Common Stock
The Company has 200,000,000 shares of common stock, par value $0.0001, authorized. As of December 31, 2025 and December 31, 2024, the Company had 6,373,893 and 6,026,841 shares issued and outstanding, respectively.
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
On December 9, 2024, the Company entered into a Common Stock Purchase Agreement with SangSangIn Investment & Securities Co., Ltd. (“SangSang”), pursuant to which the Company agreed to issue and sell to SangSang 433,332 shares of the Company’s Common Stock at a purchase price of $4.61 per share.
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
On February 14, 2025, the Company entered into a Common Stock Purchase Agreement with Shin Chang Partners and RMS0718 Co., Ltd., pursuant to which the Company agreed to issue and sell to each of the purchasers 145,454 shares of Common Stock, at a purchase price of $5.50 per share. The Company received aggregate gross process of approximately $1.6 million.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Registration Rights Agreements
In connection with the Common Stock Purchase Agreements with HiTron, SangSang, MIRTO, Shin Chang Partners, and RMS0718 Co., Ltd. (the “Purchasers”), the Company entered into registration rights agreements (the “Registration Rights Agreements”) with each of the Purchasers, pursuant to which the Company agreed to register the resale of the shares of Common Stock purchased by these purchasers. Under the Registration Rights Agreements, the Company has agreed to file registration statements covering the resale of the shares no later than the sixth (60th) day following the applicable closing (the “Filing Deadline”). The Company has agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after the filing thereof but in any event on or prior to the Effectiveness Deadline (as defined in these Registration Rights Agreements), and to keep such registration statement continuously effective until the earlier of (i) the date the shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction, or (ii) the date that is two (2) years following the applicable closing date. The Company has also agreed, among other things, to pay all reasonable fees and expenses (excluding any underwriters’ discounts and commissions and all fees and expenses of legal counsel, accountants and other advisors for the Purchasers except as specifically provided in these Registration Rights Agreements) incident to the performance of or compliance with these Registration Rights Agreements by the Company.
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
The Company did not file a registration statements by any of the Filing Deadlines. On July 11, 2025, the Company filed a registration statement on Form S-1 with the SEC to register the resale by the selling stockholders of up to 5,164,595 shares of common stock of the Company, which was declared effective by the SEC on July 22, 2025. Since the Company did not file a registration statement for any of the Purchases by the Filing Deadline, the Company accrued $396 pursuant to Registration Rights Agreements for HiTron, Shin Chang Partners, and RMS0718 Co., Ltd. During 2025, the Company paid $88 to SangSang and MIRTO pursuant to their Registration Rights Agreements. The Company paid $27 to CBI USA and accrued $191 to DGP pursuant to their Registration Rights Agreements for the year ended December 31, 2024. On February 19, 2025, the Company received a waiver letter from DGP confirming they agreed to waive the outstanding $191 penalty amount owed to DGP and was recorded in other income in the Statement of Operations.
Common Stock Warrants
As of December 31, 2025 and December 31, 2024, warrants to purchase 10,022 shares of common stock at a price of $40.52 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Equity-Based Compensation
2017 Equity Incentive Plan
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 38,950 shares of Exicure common stock, which includes 14,466 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 25,559 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Equity Incentive Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 30,667 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. On January 1, 2025, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 30,667 awards. As of December 31, 2025, the aggregate number of awards available for grant under the 2017 Plan was 154,672.
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
Equity-based compensation expense for the years ended December 31, 2025 and 2024 is included in the financial statements and is immaterial.
Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 50 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six-months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. No shares were issued during 2025 or 2024.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 2,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. As of December 31, 2025, there were 12,394 shares available for issuance under the ESPP. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.
The Company’s chief operating decision maker (“CODM”) was Andy Yoo, its Director, President and Chief Executive Officer from December 2024 to February 2026. The CODM uses net loss, as reported on the Company’s Consolidated Statements of Comprehensive Income, in evaluating performance of the Biotechnology segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Biotechnology segment, and therefore, such information is not presented.
The following table provides the operating financial results of our Biotechnology segment:

	Year Ended December 31,
	2025	2024
Total revenues	$—	$500
Significant segment expenses:
Research and development expense	3,286	—
General and administrative expense	6,831	5,449
Litigation legal expense	—	1,562
Right-of-use asset impairment loss	—	5,721
Loss from sale of property and equipment	90	—
Gain on early lease termination	(5,974)	—
Total operating expenses	4,233	12,732
Interest and dividend income	136	13
Interest expense	(1)	(18)
Other income (expense), net	71	2,544
Change in fair value of contingent liability	(1,553)	—
Total other income (expense)	(1,347)	2,539
Segment net loss	$(5,580)	$(9,701)
10. Income Taxes
Pre-tax loss before income taxes was $5,580 and $9,693 for the years ended December 31, 2025 and 2024, respectively, which consists entirely of losses in the U.S. and resulted in $634 provision for income tax benefit for the year ended December 31, 2025 and $8 provision for income tax expense for the year ended December 31, 2024.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Components for the provision for income taxes consist of the following:

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$—
State and local	2	8
Total current tax expense	$2	$8

Deferred
Federal	$(568)	$—
State and local	(68)	—
Total deferred tax benefit	$(636)	$—

(Benefit)/Provision for income tax expense	$(634)	$8
We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal income tax expense and rate to our actual global effective income tax expense and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
Federal income tax expense at statutory rate	$(1,172)	21.0%
State income tax expense at statutory rate (1)	(151)	2.7
Change in valuation allowance	378	(6.8)
Nontaxable or nondeductible items:
FMV remeasurement adjustment	326	(5.8)
Other	10	(0.2)
Reduction of worthless attributes	(25)	0.5
	$(634)	11.4%
(1) State and local income taxes in California made up more than 50% of the tax effect in this.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate of 21% to our actual global effective income tax rate for the years ended December 31, 2024:

	Year Ended December 31, 2024
Federal income tax expense at statutory rate	$(2,035)	21.0%
State income tax expense at statutory rate	(672)	6.9
Permanent differences	14	(0.1)
State rate differential	25	(0.3)
Change in valuation allowance	2,670	(27.6)
Other	6	—
Reduction of worthless attributes	—	—
	$8	(0.1)%
The following table presents cash paid for income taxes by jurisdiction for the year ended December 31, 2025:

U.S. federal statutory income tax rate
Federal	$—
State and local	2
Total cash paid for U.S. income taxes	2
Cash paid for federal income taxes
Korea	—
Total cash paid for foreign federal income taxes	—
Cash paid for income taxes	$2

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred Tax Assets
Net operating losses	$6,089	$3,957
Tax credits	382	—
Capitalized R&D expenses	1,202	556
Accrued expenses	277	318
Operating lease liability	—	1,661
Investment loss adjustment	560	560
Other	37	—
Less: valuation allowance	(7,738)	(6,920)
Total deferred tax assets	809	132
Deferred Tax Liabilities
Prepaid expenses	(129)	(125)
Fixed assets and other	(44)	(7)
Intangibles	(1,059)	—
Total deferred tax liabilities	(1,232)	(132)
Deferred taxes, net	$(423)	$—
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. As of December 31, 2025, we maintained a $7,738 valuation allowance against the tax benefits of our U.S. net deferred tax assets because we determined these assets are not more likely than not to be realized as of December 31, 2025. In making this determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income (loss), tax planning strategies, and recent results of operations.
The following table summarizes the changes in the carrying amount of our deferred tax asset valuation allowance during the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Valuation allowance at beginning of year	$6,920	$4,250
Charged (credited) to costs and expenses	460	2,670
Charged (credited) to other accounts	358	—
Valuation allowance at end of year	$7,738	$6,920
The Company’s effective income tax rate for the year ended December 31, 2025 is 11.4%. The Company has recorded a valuation allowance against its definite lived deferred tax assets and indefinite lived deferred tax assets in excess of future sources of taxable income. This determination is based on significant negative evidence, including:
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
At December 31, 2025, the Company had a federal net operating loss carryforward of $21,807, which are indefinitely lived. At December 31, 2025, the Company had $20,848 of state net operating loss carryforwards, which will begin to expire in 2043. At December 31, 2024, the Company had a federal and a state net operating loss carryforward of $13,951.
The Company experienced an “ownership change” within the meaning of Section 382(g) (“Section 382”) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2025. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.
The Company determined that at the date of the 2024 ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis as the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards or certain other deductions. As of 2024, the business model has substantially changed which fully limits our ability to recognize these deductions. As the Company disposed of the majority of their operating business, they are subject to a zero limitation under Section 382 of the Internal Revenue Code which makes the net operating losses unusable. Accordingly, the Company has not recorded both federal and state net operating losses from prior to ownership change.
At December 31, 2025 and 2024, the Company had no unrecognized tax benefits. The Company’s estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts and circumstances existing at that time. The Company evaluates uncertain tax positions to determine if it is more-likely-than-not that they would be sustained upon examination. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2020 through 2025. There are no pending examinations in any jurisdiction.
11. Loss Per Common Share
Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding during the periods presented were excluded from the diluted loss per share calculation for the periods presented because such shares had an anti-dilutive effect due to the net loss reported in those periods. Therefore, basic and diluted loss per common share is the same for each of the years ended December 31, 2025 and 2024.
The following is the computation of loss per common share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net loss	$(4,946)	$(9,701)
Weighted-average basic and diluted common shares outstanding	6,297,094	2,043,278
Loss per share - basic and diluted	$(0.79)	$(4.75)

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The outstanding securities presented below were excluded from the calculation of loss per common share, for the periods presented, because such securities would have been anti-dilutive due to the Company’s loss per share during that period:

	December 31,
	2025	2024
Options to purchase common stock	131	2,343
Restricted stock units	65	288
Warrants to purchase common stock	10,022	10,022
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
Liabilities measured at fair value on a recurring basis as of December 31, 2025 are as follows:

	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,799	$—	$—	$6,799
Total financial liabilities	$6,799	$—	$—	$6,799
Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	As of December 31, 2025
Milestone	Probability Of Success	Payment Date	Discount Rate
1	100.0%	1/16/2026	9.28%
2	11.7%	12/31/2026	9.28%
3	10.8%	6/30/2028	9.28%
4	10.8%	6/30/2028	9.28%
5	10.8%	12/31/2030	14.28%
6	10.8%	12/31/2031	14.28%
7	10.8%	12/31/2032	14.28%
Note that $996 of the contingent consideration balance is current as the related milestone was completed shortly after the end of 2025. The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2025
Contingent consideration
Beginning balance, as of January 1, 2025	—
Contingent consideration assumed in the GPCR USA acquisition	5,246
Change in fair value of contingent consideration	1,553
Ending balance, as of December 31, 2025	$6,799
Cash and cash equivalents were measured using level 1 inputs as of December 31, 2025 and 2024. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the December 31, 2025 and year ended December 31, 2024. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of December 31, 2024.
13. Sale of Foreign Subsidiary
On November 24, 2025, the Company completed the sale of KC Creation, a wholly‑owned foreign subsidiary located in Korea, to East Ocean Development Co., Ltd. for total consideration of $474. As a result of the transaction, the Company no longer has a controlling financial interest in the subsidiary, and therefore, deconsolidated the entity as of the disposal date.
The Company recognized a total loss on disposal of $98, which is included in other expense in the Consolidated Statements of Operations. The loss includes the write off of $129 of accounts receivable due from KC Creation that was included in the sale to the new buyer; however, management believes that this amount will be uncollectable after the sale. The transaction included the reclassification of $102 of cumulative translation adjustments previously recorded in Accumulated Other Comprehensive Income (“AOCI”) related to the subsidiary. The disposal resulted in cash proceeds of $474, which are presented within investing activities in the Consolidated Statements of Cash Flows. The carrying amount of the subsidiary’s net assets derecognized upon disposal was $443. The Company has no continuing involvement with the disposed business.
14. Related-Party Transactions
On February 1, 2025, the Company and Paul Kang came to an understanding that they would execute an agreement by which Mr. Kang would provide transitional consulting services to the Company for the next 12 months. This Consulting Agreement between the Company and Alta Companies LTD (“Alta”) was executed on February 27, 2025. The Company paid Alta $99 after execution the agreement and began paying him $12.5 per month in February 2025. The agreement will remain in effect on an open‑ended basis until either party provides 30 days’ written notice of termination. Mr. Kang is the President of Alta and was a director and officer of the Company through early 2025. He was a director from February 2023 to March 2025, and he was the CEO of the Company from August 2023 to January 2025.
Also, refer to the Korea Lease in Note 5.
Also, refer to the Note and the DGP Note in Note 6.
15. Commitments and Contingencies
The Company is subject to various claims and legal actions that arise in the ordinary course of business. Management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2025, the Company has evaluated all known contingencies and commitments, and, in the opinion of management, no accrual for loss contingencies is required in the accompanying financial statements under ASC 450.
On March 3, 2026,we received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $700 in connection with the sublease of our facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, we did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $700, damages and attorney’s fees. We are currently reviewing the complaint and evaluating our available defenses and potential responses.
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
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1,100 needed to bridge the $2,500 retainer that the Company is liable for under its self- insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1,000 in order to satisfy the remaining balance of its self-insured retention obligation and paid this on August 13, 2025.
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
On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. The Derivative Complaints and the Demand Letter are currently stayed. On or around July 22, 2025, the parties informed the courts in which the Derivative Complaints are pending that they have reached an agreement in principle for global resolutions of the Derivative Complaints and Demand Letter. The agreement in principle remains subject to being memorialized in a formal agreement and subject to court approval. On March 18, 2026, the parties executed a formal settlement agreement. Also on March 18, 2026, the plaintiffs filed a motion for preliminary approval of the settlement in the United States District Court for the Northern District of Illinois. On March 19, 2026, that court granted preliminary approval of the settlement. The court also set a hearing on final approval of the settlement for June 2, 2026.
On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company, as well as a claim for unpaid wages under the Illinois Wage Payment and Collection Act (“IWPCA”). The matter remains pending and settlement efforts have proven unsuccessful. The parties completed discovery depositions in December 2025. Based on information discovered in the plaintiff’s deposition, our legal counsel believes we will not be successful in our breach of contract

EXICURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
defense and that we will likely settle for no less than $250 to $300. As a result, we accrued $250 in 2025 for this legal settlement as of December 31, 2025. The court scheduled a settlement conference on February 5, 2026, where the parties could not agree on a settlement amount because plaintiff is now taking the position that the settlement should reflect, not just payment for the breach of contract claim, but also damages under the IWPCA, which includes 5% in monthly interest that continues to accrue without limitation. Factoring in the IWPCA claims, plaintiff contends the damages are significantly higher. The court then scheduled an ex parte conference for February 24, 2026, prior to which the parties were directed to conduct research regarding the applicability of the IWPCA. Since the parties once again could not agree on a settlement amount, the court scheduled the parties for an in-person Final Pretrial Conference on June 3, 2026. Once the Pretrial Order is finalized, the Company intends to move for partial summary judgment on the IWPCA claims. If that motion is successful, the liability will likely remain in the amount referenced above. If that motion is not successful, the liability under the IWPCA could be significantly higher.
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
Purchase Agreement
On September 27, 2024, the Company entered into and closed the sale of certain assets pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). The assets sold to the purchaser consist of the Company’s historical biotechnology intellectual property and other assets and include the Company’s spherical nucleic acid-related technology, research and development programs, and clinical assets (the “Sold Assets”). The Company will receive gross proceeds of $1,500 from the sale of the Sold Assets. The gross proceeds were recognized as other income. The Company will be entitled to royalties and license fees in connection with future sales or licenses derived from the Sold Assets for a period of 10 years as set out in further detail in the purchase agreement. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved. The Company received $150 in September 2024 and $550 in October 2024. The remaining $800 was received in 2025.
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
16. Subsequent Events
Effective as of February 11, 2026, the Board appointed Jung Soo Kim as the Chief Executive Officer and President of the Company, and also appointed Gyuyeob Lee as the Interim Chief Financial Officer and Secretary of the Company. Following the resignations of both Andy Yoo and Seung Ik Baik, these appointments replaced Andy Yoo, as Chief Executive Officer and President of the Company, and Seung Ik Baik, as Chief Financial Officer and Secretary of the Company, each effective February 9, 2026.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a non-accelerated filer as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5- 1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Our Board of Directors presently has 5 directors. Dongho Lee, Sangjn Yeo, Jung Soo Kim, Gyeung Seog Cheon, and Jung Kyu Ham. Sangjn Yeo, Jung Soo Kim, Gyeung Seog Cheon, and Jung Kyu Ham were delegated to the Board of Directors by HiTron pursuant to its rights under the Subsequent Common Stock Purchase Agreement.
Class III Directors (Term Expires 2026)
Jung Kyu Ham, age 46, has served as a member of our Board of Directors since February 2026. Mr. Ham has served as head of the legal affairs team at Samyoung ENC Co., Ltd., a manufacturer of marine electronic communication and navigation equipment since May 2023. Prior to joining Samyoung ENC, Mr. Ham served on the legal affairs team of Hangang Group, a Korean real estate development company, from 2021 to 2023, where he was responsible for corporate legal matters, regulatory compliance, and contract oversight. Mr. Ham holds a Bachelor’s degree in Chinese Language Education from Dankook University. Our Board of Directors believes that Mr. Ham is qualified to serve on our Board of Directors because of his extensive experience in the legal field.
Class I Directors (Term Expires 2027)
Dongho Lee, age 63, has served as a member of our Board of Directors since August 2023. Since 2021, Mr. Lee has served as the President & CEO of Lumios Co. Ltd., a South Korean company that specializes in investment and provides real estate related consulting services to local development projects. He is currently an independent Director and member of the Audit Committee of Quantapia Inc., a renewable energy company listed in South Korea. Mr. Lee began his professional career in finance as a FINRA-licensed financial advisor in asset management in New York from 1989 and in Korea from 1995. Since 2000, Mr. Lee has served in various corporate executive and management positions, from CEO and CFO to advisor to the board of directors, at various companies in both Korea and the United States. From 2007 to 2011, he was the CSO & SVP of Finance at Englewood Lab Inc., a cosmetics R&D and manufacturing company in Englewood, NJ. From 2012 to 2018, he was the COO of Tchopstix, Inc., a restaurant group in Indianapolis, IN. Mr. Lee graduated from Korea University with a Bachelor’s degree in Business Administration with emphasis in Finance. Our Board of Directors believes that Mr. Lee is qualified to serve on our Board of Directors because of his extensive experience in finance and his board experience.
Jung Soo Kim, age 53, has over 20 years of experience in corporate strategy, capital markets transactions, and corporate restructuring, based on which the Board believes Mr. Kim is qualified to serve on the Board. Mr. Kim began serving in June 2025 as Chief Executive Officer and a director of AGEDB Technology Ltd., a TSXV-listed company specializing in the development of advanced graph database management system software and AI-powered data solutions. Mr. Kim currently serves as Chief Executive Officer of Sandcraft Inc., a technology company focusing on the research and development of specialized sensors, since January 2022. Prior to his positions at Sandcraft, Inc. and AGEDB Technology Ltd., Mr. Kim served as a director and Chief Strategy Officer of OTO Corporation Co., Ltd. from July 2019 to October 2021, where he advised on mergers and acquisitions, public and private financings and corporate reorganizations involving publicly listed companies. Earlier in his career, Mr. Kim held executive roles at Kosdaq-listed companies including Chief Financial Officer and Director of Investor

Relations. Mr. Kim received a Master of Arts degree in Management Information Systems and Business Administration from Hanyang University.
Class II Directors (Term Expires 2028)
Sangjin Yeo, age 54, has served as a member of our Board of Directors and Audit Committee Chair since September 2025. Mr. Yeo has served as the Chief Executive Officer of TSOB, a math tutor academy in Seoul, since 2008. Mr. Yeo acquired Golden Bridge Asset Management in 2018 expanding into fund-based real estate development. Mr. Yeo completed his undergraduate, master’s, and doctoral coursework in mathematics at Seoul National University. Our Board of Directors believes that Mr. Yeo is qualified to serve on our Board of Directors because of his extensive experience in finance and his board experience.
Gyeong Seog Cheon, age 61, has served as a member of our Board of Directors since February 2026. Mr. Cheon has served as an independent business advisor of the Company since 2026.
From 2020 to 2025, Mr. Cheon served with the Criminal Investigation Division of the Gwangju Seobu Police Station, where he held the rank of Inspector (Senior Police Officer). During his tenure, he was responsible for overseeing criminal investigations and supervising investigative personnel. Mr. Cheon holds a bachelor’s degree in Social Physical Education from Chunnam Techno University and a bachelor’s degree in Public Administration from Korea National Open University, which he received in 2007. Our Board of Directors believes that Mr. Cheon is qualified to serve on our Board of Directors because of his investigative and leadership experience in public service.
Executive Officers
The following sets forth information about our executive officers as of the date hereof.

Name	Position	Age
Jung Soo Kim	Chief Executive Officer	53
Gyuyeob Lee	Chief Financial Officer	40

Jung Soo Kim. Biographical information for Mr. Kim is presented above under the caption “Directors.”

Gyuyeob Lee. Mr. Lee, age 40, has served as a director of AGEDB Technology Ltd. since May 2025, where he has been involved in governance restructuring, financial planning, regulatory disclosure preparation and coordination with auditors and legal counsel, based on which the Board believes Mr. Lee is qualified to serve on the Board. Mr. Lee has experience managing valuation analysis, concurrent financing transactions, investor communications and cross-border regulatory compliance matters. Mr. Lee has served as Branch Manager of AGEDB Technology Ltd.’s Vancouver operations since November 2023, overseeing their accounting functions, budgeting support, human resources and internal controls. Prior to that, from July 2011 to July 2023, Mr. Lee held engineering and project management roles at GS Engineering & Construction in Korea, with responsibilities including project scheduling, budgeting oversight and risk management. Mr. Lee received a Bachelor of Science degree in Environmental Engineering from Kyungpook National University.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025, all Section

16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that: a late report on Form 4 was filed by Joshua Miller for Aejin Hwang’s appointment to the board on September 29, 2025 reporting a transaction dated September 8, 2025; a late report on Form 4 was filed by Mr. Miller for Sangjn Yeo’s appointment to the board on September 29, 2025 reporting a transaction dated September 8, 2025.
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
Audit Committee Matters
Our Audit Committee is currently comprised of Sangjn Yeo, Dongho Lee, and Gyeung Seog Cheon. Mr. Yeo serves as the chairperson of the Audit Committee. Our Board of Directors has determined that all members are “independent” for Audit Committee purposes as that term is defined in the applicable rules of the SEC and Nasdaq rules.
Our Board has determined that Mr. Yeo qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC.
Insider Trading, Anti-Hedging and Anti-Pledging Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Our insider trading policy prohibits our employees, directors and designated consultants from engaging in “hedging” or other monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, with respect to our common stock or borrowing against our common stock.

Item 11. Executive Compensation.
Compensation Overview

This section provides a discussion of the total compensation awarded to, earned by, or paid to, during the years ended December 31, 2025 and 2024: (1) the individuals who served as our principal executive officer during the fiscal year ended December 31, 2025, (2) our next two most highly compensated executive officers serving as of December 31, 2025 who earned more than $100,000 during the fiscal year ended December 31, 2025 (of which we had none), and (3) any individual who would otherwise be included in (2) above but for the fact that such individual was not serving as an executive officer of ours as of December 31, 2025. We refer to these individuals in this prospectus as our named executive officers. Our named executive officers for 2025 who appear in the Summary Compensation Table are:
•Andy Yoo, our former Chief Executive Officer;
•Seung Ik Baik, our former Chief Financial Officer;
•Paul Kang, our former Chief Executive Officer; and
•Jiyoung Hwang, our former Chief Financial Officer
Summary Compensation Table

The following table provides a summary of compensation paid or accrued for the years ended December 31, 2025 and 2024 to our named executive officers, amounts in dollars:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Andy Yoo (1) Chief Executive Officer	2025	$439,000	—	—	$439,000
	2024	25,000			25,000
Paul Kang (2) Former Chief Executive Officer	2024	150,000	—	—	150,000

Seung Ik Baik (3) Chief Financial Officer	2025	257,000	21,000	—	278,000
	2024	3,611	—	—	3,611
Jiyoung Hwang (4) Former Chief Financial Officer	2024	150,000	—	—	150,000

(1)	Effective December 20, 2024, Mr. Yoo was appointed as Chief Executive Officer, succeeding Mr. Kang. Effective February 9, 2026, Mr. Yoo resigned as Chief Executive Officer.
(2)	Effective August 21, 2023, Mr. Kang was appointed as Chief Executive Officer. Effective February 27, 2025, Mr. Kang resigned as Chief Executive Officer.
(3)	Effective December 20, 2024, Mr. Baik was appointed as Chief Executive Officer, succeeding Ms. Hwang. Effective February 9, 2026, Mr. Baik resigned as Chief Financial Officer.
(4)	Effective August 28, 2023, Ms. Hwang was appointed as Chief Financial Officer. Effective December 20, 2024, Ms. Hwang resigned as Chief Financial Officer.
Employment Agreements
We had employment agreements with each of our named executive officers who were still serving in their positions at the end of 2025. These employment agreements are described below. Refer to the footnotes to the Summary Compensation Table above with respect to named executive officers who were no longer serving at the end of 2025.

Andy Yoo. We and Mr. Yoo entered into an Employment Agreement dated December 20, 2024. Under the terms of his Amended Employment Agreement, dated April 1, 2025, Mr. Yoo’s annual base salary was $480,000.

Seung Ik Baik. We and Mr. Baik entered into an Employment Agreement dated December 20, 2024. Under the terms of his Amended Employment Agreement, dated April 1, 2025, Mr. Baik’s annual base salary was $300,000.
Outstanding Equity Awards at Fiscal Year-End
Neither Mr. Yoo nor Mr. Baik had any outstanding equity awards, and none of our named executive officers who were not serving with the Company at the end of fiscal 2025 still had any outstanding equity awards.

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

Equity Grant Practices
The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, and we do not time the disclosure of such material nonpublic information for purposes of affecting the exercise price of such awards or the value of executive compensation. In addition, we do not grant equity awards during the four business days prior to or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information. During fiscal year 2025, we did not grant equity awards to any of the named executive officers.

Director Compensation
Under our director compensation policy, as amended, each of our directors is eligible to receive cash compensation for service on our Board of Directors and committees of our Board of Directors.

2025 Director Compensation
Cash Compensation

Following the closing of the CBI’s private placement in February 2023, each director is entitled to an annual retainer of $20,000. None of our current directors have received any equity grants, and none of our prior directors received equity grants in 2025.

Director Compensation Table
The following table presents information regarding the compensation earned for service by our directors during the year ended December 31, 2025, amounts in dollars.

Name	Fees Earned or Paid In Cash ($)	Option Awards (13) ($)	Total ($)
Paul Kang (1)	3,333	—	3,333
Jiyoung Hwang (2)	3,333	—	3,333
Dongho Lee (3)	20,000	—	20,000
Andy Yoo (4)	20,000	—	20,000
Seung Ik Baik (5)	20,000	—	20,000
Chang Keun Choi (6)	13,833	—	13,833
Ho Jung John (7)	13,833	—	13,833
Minwoo Kang (8)	13,833	—	13,833
Sangwook Song (9)	13,833	—	13,833
Aejin Hwang (10)	6,167	—	6,167
Sangjn Yeo (11)	6,167	—	6,167

(1)	Mr. Kang was appointed to the Board of Directors effective February 24, 2023 and resigned on February 28, 2025.
(2)	Ms. Hwang was appointed to the Board of Directors effective February 24, 2023 and resigned on February 28, 2025.
(3)	Mr. Lee was appointed to the Board of Directors effective August 21, 2023.
(4)	Mr. Yoo was appointed to the Board of Directors effective November 21, 2024 and resigned on February 9, 2026.
(5)	Mr. Baik was appointed to the Board of Directors effective November 21, 2024 and resigned on February 9, 2026.
(6)	Mr. Choi was appointed to the Board of Directors effective December 19, 2024 and resigned on September 8, 2025.
(7)	Mr. John was appointed to the Board of Directors effective December 19, 2024 and resigned on September 8, 2025.
(8)	Mr. Kang was appointed to the Board of Directors effective December 19, 2024 and resigned on September 8, 2025.
(9)	Mr. Song was appointed to the Board of Directors effective December 19, 2024 and resigned on September 8, 2025.
(10)	Ms. Hwang was appointed to the Board of Directors effective September 8, 2025 and resigned on February 9, 2026.
(11)	Mr. Yeo was appointed to the Board of Directors effective September 8, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025, which as of that date consisted of our 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	196	$24.13	177,066	(1) (2)
Equity compensation plans not approved by stockholders	-	-	-
Total	196	$24.13	177,066

(1)	Represents 154,672 and 22,394 shares of common stock available for issuance under the 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan, respectively, as of December 31, 2025.
(2)	The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 30,667 shares, (ii) 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee. Effective January 1, 2025, pursuant to the terms of the 2017 Equity Incentive Plan, the number of awards that are reserved and may be awarded under the 2017 Equity Incentive Plan was automatically increased by 30,667 awards. The number of shares of common stock reserved for issuance under the 2017 Employee Stock Purchase Plan automatically increases on January 1 of each year, beginning on January 1, 2018, by the lesser of (i) 10,000 shares of common stock, (ii) 0.3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (iii) such lesser number of shares determined by our Board. Effective January 1, 2026, pursuant to the terms of the 2017 Employee Stock Purchase Plan, the number of shares that are reserved and may be issued under the 2017 Employee Stock Purchase Plan was automatically increased by 10,000 shares.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of March 17, 2026 by: (i) each of our directors; (ii) each of our named executive officers named in the 2025 Summary Compensation Table above; (iii) all of our current executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2026 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them. Percentage ownership calculations are based on 6,373,915 shares outstanding as of March 12, 2026, adjusted as required by rules promulgated by the SEC.
This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, the address for each executive officer and director listed in the table is c/o Exicure, Inc., 400 Seaport Court, Suite 102, Redwood City, California 94063.

	Beneficial Ownership
Beneficial Owner Greater than 5% Stockholders	Number of Shares Beneficially Owned (#)	Percentage of Common Stock Beneficially Owned (%)
Exicure HiTron, Inc. (1)	1,598,947	25.1%
DGP Co., Ltd. (2)	492,612	7.7%

Directors and Named Executive Officers
Dongho Lee	—	*
Sangjn Yeo	—	*
Jung Soo Kim	—	*
Jung Kyu Ham	—	*
Gyeung Seog Cheon	—	*

Andy Yoo (1)	1,598,947	25.1%

All directors and executive officers as a group (6 persons)	1,598,947	25.1%

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Based on information available to the Company, Andy Yoo is the third largest stockholder of Exicure HiTron, Inc. (“HiTron”). The Company is also aware that Seung Ik Baik was HiTron’s chief strategy officer. As a result, each of Mr. Yoo and Mr. Baik may be deemed to beneficially own the share of our common stock and securities held by HiTron. The address for HiTron is 99-13 Masan-Gil, Miyang-Myeon, Anseong-si, Gyeonggi-do, Korea.
(2)	Based on information available to the Company. The address of DGP Co., Ltd. is 23, Geurintekeu-ro, Yeonggwang-eup, Yeonggwang-gun, Jeollanam-do, Republic of Korea 57024.
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
Related Party Transactions

The following is a description of related party transactions we have entered into since January 1, 2025 with our directors, executive officers and holders of more than 5% of our outstanding voting securities and their affiliates, whom we refer to as our related persons, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years, other than the compensation arrangements we describe in the sections titled “Director Compensation” and “Executive Compensation” in this Proxy Statement.

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

Paul Kang Consulting Fees
The Company engaged entities controlled by Mr. Kang to provide business development consulting services in 2023. The Company paid the entities controlled by Mr. Kang $218 for the years ended December 31, 2023, and nothing in 2024. Mr. Kang was not yet serving as a director or officer at the time he was engaged to provide these services. On February 27, 2025, a Consulting Agreement between the Company and Mr. Kang’s consulting company was executed. The Company paid $99 after executing the agreement and began paying him $12.5 monthly in February 2025.
Also, refer to the Korea Lease in Note 5 to the financial statements included in this Annual Report.
Also, refer to the Note and the DGP Note in Note 6 to the financial statements included in this Annual Report.
Also, refer to the transactions with HiTron in Note 7 to the financial statements included in this Annual Report.
Also, refer to “Item 11 Executive Compensation - Employment Agreement.”

Independence of the Board of Directors
The following current directors were determined to be independent under the applicable Nasdaq standards: Dongho Lee, Sangjn Yeo, and Gyeung Seog Cheon. The following former directors who served during 2025 were also determined to be independent under such standards: Aejin Hwang, Chang Keun Choi and Minwoo Kang.

Following the closing of the private placement to CBI USA in February 2023, we became a “controlled company” under Nasdaq rules. As a result, we were exempt from the requirements that a majority of our Board of Directors be independent and that we have an independent compensation committee and an independent nominating committee or function. Following the consummation of this private placement, our Board of Directors dissolved the Compensation Committee and Nominating and Corporate Governance Committee. In August 2023, CBI USA and its affiliate, DGP Co., Ltd., filed a Schedule 13D/A reporting that they no longer owned 50% of outstanding shares as a result of dilutive issuances, and thus we were no longer a “controlled company” under Nasdaq rules. Thereafter, we reinstated our Compensation Committee and Nominating and Corporate Governance Committee and appointed our three independent directors to those committees in compliance with Nasdaq rules with respect to those committees during 2025. We relied on the phase-in provisions of the Nasdaq rules with respect to the requirement that a majority of our Board of Directors be independent and complied with that requirement within 12 months to prevent losing the “controlled company” status.

Following the closing of the stock purchase agreements to HiTron in December 2024, we again became a “controlled company” by a different company under Nasdaq rules. We are no longer a “controlled company” under Nasdaq rules.

Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees billed to us for the year ended December 31, 2025 by CBIZ CPAs P.C., New York, New York (PCAOB ID: 199), and for the year ended December 31, 2024 by Marcum LLP, New York, New York (PCAOB ID: 688), our independent registered public accounting firms for those respective years.

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$521,076	$236,520
Total Fees	$521,076	$236,520
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
The Audit Committee will review both audit and non-audit services performed by the independent registered public accounting firm and the fees charged for such services on at least an annual basis. Among other things, the Audit Committee will review non-audit services proposed to be provided by the independent registered public accounting firm and pre-approve such services only if they are compatible with maintaining the independent registered public accounting firm’s status as an independent registered public accounting firm. All services provided by CBIZ CPAs P.C. in 2025 and 2024 were pre-approved by our Audit Committee after review of each of the services proposed for approval. The principal accountant for the current year and for the most recently completed fiscal year (CBIZ CPAs P.C.) are expected to be present at this year’s stockholders’ meeting and will be able to make a statement, if desired, and available to respond to questions.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements on page 35 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 15, 2017.		10-K (Exhibit 3.3)	3/11/2021	001-39011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective June 29, 2022.		8-K (Exhibit 3.1)	6/29/2022	001-39011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Exicure, Inc., effective August 27, 2024.		8-K (Exhibit 3.1)	8/26/2024	001-39011

3.4	Amended and Restated Bylaws, as currently in effect.		8-K (Exhibit 3.4)	10/2/2017	000-55764

4.1	Description of Securities		10-K (Exhibit 4.4)	3/10/2020	001-39011

10.1+	2015 Equity Incentive Plan and forms of awards thereunder, assumed in the Merger.		8-K (Exhibit 10.1)	10/2/2017	000-55764

10.2+	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K (Exhibit 10.2)	10/2/2017	000-55764

10.3+	2017 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	10/2/2017	000-55764

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.		8-K (Exhibit 10.4)	10/2/2017	000-55764

10.5	Lease Agreement dated as of February 28, 2020 by and between 2430 N. Halsted, LLC and Exicure, Inc.		10-Q (Exhibit 10.1)	5/14/2020	001-39011

10.6	Form of Securities Purchase Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchaser parties thereto.		8-K (Exhibit 10.1)	5/13/2022	001-39011

10.7	Registration Rights Agreement, dated May 9, 2022, by and among Exicure, Inc. and the purchasers party thereto.		8-K (Exhibit 10.2)	5/13/2022	001-39011

10.8	Securities Purchase Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.1)	9/27/2022	001-39011

10.9	Registration Rights Agreement, dated September 26, 2022, by and between Exicure, Inc. and CBI USA.		8-K (Exhibit 10.2)	9/27/2022	001-39011

10.10+	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Matthias Schroff.		8-K (Exhibit 10.2)	5/2/2023	001-39011

10.11+	Separation and Release Agreement, dated April 26, 2023, among Exicure, Inc. and Elias Papadimas.		8-K (Exhibit 10.3)	5/2/2023	001-39011

10.12	Convertible Bond Subscription Agreement, dated May 3, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.		8-K (Exhibit 10.1)	5/9/2023	001-39011
10.13	Convertible Bond Subscription Agreement, dated May 16, 2023, among Cyworld Z Co., Ltd. and Exicure, Inc.		8-K (Exhibit 10.1)	5/18/2023	001-39011

10.14+	Separation and Release Agreement, dated May 27, 2023, among Exicure, Inc. and Sarah Longoria.	+	8-K (Exhibit 10.1)	6/1/2023	001-39011

10.15+	Amended and Restated Employment Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.		8-K (Exhibit 10.2)	6/1/2023	001-39011

10.16+	Retention Agreement, dated May 24, 2023, among Exicure, Inc. and Joshua Miller.		8-K (Exhibit 10.3)	6/1/2023	001-39011

10.17+	First Amendment to the Separation and Release Agreement of Matthias Schroff, dated June 12, 2023, among Exicure, Inc. and Matthias Schroff.		8-K (Exhibit 10.9)	6/14/2023	001-39011

10.18+	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Paul Kang		8-K (Exhibit 10.1)	8/23/2023	001-39011

10.19+	Employment Agreement, dated Aug. 28, 2023, among Exicure, Inc. and Jiyoung Hwang		8-K (Exhibit 10.2)	8/23/2023	001-39011

10.20	Debt for Equity Exchange Agreement		8-K (Exhibit N/A)	9/12/2024	001-39011

10.21	Common Stock Purchase Agreement, dated November 6, 2024, by and between Exicure, Inc. and HiTron Systems, Inc.		8-K (Exhibit 10.1)	11/14/2024	001-39011

10.22	Form of Registration Rights Agreement by and between Exicure, Inc. and HiTron Systems, Inc.		8-K (Exhibit 10.1)	11/14/2024	001-39011

10.23	Common Stock Purchase Agreement, dated November 13, 2024, by and between Exicure, Inc. and HiTron Systems, Inc.		8-K (Exhibit 10.1)	11/14/2024	001-39011

10.24	Common Stock Purchase Agreement, dated December 9, 2024, by and between Exicure, Inc. and SangSangIn Investment & Securities Co., Ltd.		8-K (Exhibit 10.1)	12/11/2024	001-39011

10.25	Form of Registration Rights Agreement by and between Exicure, Inc. and SangSangIn Investment & Securities Co., Ltd.		8-K (Exhibit 10.2)	12/11/2024	001-39011

10.26	Common Stock Purchase Agreement, dated February 14, 2025, by and between Exicure, Inc. and Shin Chang Partners and RMS0718 Co., Ltd.		8-K (Exhibit 10.1)	2/21/2025	001-39011

10.27	Registration Rights Agreement by and between Exicure, Inc. and Shin Chang Partners and RMS0718 Co., Ltd.		8-K (Exhibit 10.2)	2/21/2025	001-39011

10.28	Convertible Bond Agreement, dated April 30, 2025, between KC Creation Co. Ltd. and Exicure, Inc.		8-K (Exhibit 10.1)	5/6/2025	001-39011

10.29+	First Amendment to Employment Agreement between Exicure, Inc. and Andy Yoo, dated as of April 1, 2025		8-K (Exhibit 10.1)	6/10/2025	001-39011

10.30+	First Amendment to Employment Agreement between Exicure, Inc. and Seung Ik Baik, dated as of April 1, 2025		8-K (Exhibit 10.2)	6/10/2025	001-39011

10.31	Consulting Agreement by and between the Company and Alta Companies Ltd., dated February 27, 2025		10-Q (Exhibit 10.5)	6/27/2025	001-39011

10.32	License and Collaboration Agreement, dated January 19, 2025, between the Company and GPCR		10-Q (Exhibit 10.2)	6/27/2025	001-39011

10.33	Share Purchase Agreement, dated January 19, 2025, between the Company and GPCR		10-Q (Exhibit 10.1)	6/27/2025	001-39011

10.34+	Executive Services Agreement between the Company and InnoCircle Advisors Inc.	X

16.1	Letter from Marcum dated April 14, 2025		8-K (Exhibit 16.1)	4/14/2025	001-39011

19.1	Insider trading policies and procedures	X

21.1	Subsidiaries of Exicure, Inc.		10-K (Exhibit 21.1)	3/25/2022	001-39011

22.1	Consent of CBIZ CPAs P.C., independent registered public accounting firm.	X

23.1	Consent of Marcum LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Compensation Recoupment Policy	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 25, 2026.

EXICURE, INC.

By:	/s/ Jung Soo Kim
Jung Soo Kim
Chief Executive Officer

By:	/s/ Gyuyeob Lee
Gyuyeob Lee
Chief Financial Officer

By:	/s/ Joshua Miller
Joshua Miller
Chief Accounting Officer

POWER OF ATTORNEY
We, the undersigned directors and officers of Exicure, Inc., hereby severally constitute and appoint Jung Soo Kim and Gyuyeob Lee, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney. This Power of Attorney does not revoke any power of attorney previously granted by the undersigned, or any of them.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jung Soo Kim	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 25, 2026
Jung Soo Kim

/s/ Gyuyeob Lee	Chief Financial Officer (Principal Financial Officer)	March 25, 2026
Gyuyeob Lee

/s/ Joshua Miller	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2026
Joshua Miller

/s/ Dongho Lee	Director	March 25, 2026
Dongho Lee

/s/ Sangjin Yeo	Director	March 25, 2026
Sangjin Yeo

/s/ Jung Kyu Ham	Director	March 25, 2026
Jung Kyu Ham

/s/ Gyeung Seog Cheon	Director	March 25, 2026
Gyeung Seog Cheon