Form 10-Q
period 2026-03-31
EXICURE, INC.
filed 2026-05-29
CIK 1698530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 26, 2026, there were 6,373,937 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits

Signatures

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
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. While certain risk may be within our ability to control, some risks are entirely outside of our control, and we are not in real time able to determine which risks are within our control and which are not. We may initially determine in good faith the degree to which a certain set of risks are within our control and later learn such determinations were incorrected or incomplete.
Forward-looking statements included in this Quarterly Report on Form 10-Q are subject to inherent risks and uncertainties, including, but not limited to, factors concerning the following:
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
•our ability to remain listed on The Nasdaq Capital Market (“Nasdaq”), including the ability to comply with the minimum stockholders’ equity requirement and maintain stock price, and comply with applicable governance requirements, for continued listing on Nasdaq;
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
•the ability of investors to assess our operations, which are primarily within subsidiaries whose performance are stated on the Company’s financial statements on a condensed consolidated basis;
•our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;
•the impact of macroeconomic conditions, including global inflation, actions taken by central banks to counter inflation, capital market and bank instability, exchange rate fluctuations, supply chain disruptions and energy and fuel prices and uncertainty and disruption caused by geopolitical events, including the conflicts in Ukraine, Russia, and the Middle East;
•the impact of government laws and regulations, including but not limited to taxes and tariffs; and
•risk factors set forth in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025, the reasons described elsewhere in this Quarterly Report on Form 10-Q, and other factors that may impact our financial results and condition and our ongoing strategic efforts.
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

PART I - FINANCIAL INFORMATION
EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$2,604	$3,746
Other receivable	60	58
Prepaid expenses and other current assets	868	820
Total current assets	3,532	4,624
Other noncurrent assets	821	928
Property and equipment, net	219	306
Goodwill	4,399	4,399
Intangible asset	3,784	3,784
Total assets	$12,755	$14,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,445	$1,690
Accrued expenses and other current liabilities	2,015	2,198
Total current liabilities	4,460	3,888
Contingent consideration	5,774	5,804
Deferred tax liability	423	423
Total liabilities	10,657	10,115

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 6,373,915 issued and outstanding, March 31, 2026; 6,373,893 issued and outstanding, December 31, 2025	1	1
Additional paid-in capital	208,137	208,137
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(206,038)	(204,210)
Total stockholders’ equity	2,098	3,926
Total liabilities and stockholders’ equity	$12,755	$14,041
See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue	$—	$—
Total revenue	—	—
Operating expenses:
Research and development expense	312	808
General and administrative expense	1,291	2,217
Loss on disposal of assets	37	26
Gain on early lease termination	—	(5,974)
Total operating expenses	1,640	(2,923)
Operating (loss) income	(1,640)	2,923
Other (expense) income, net:
Dividend income	—	27
Interest income	—	5
Gain on settlement of accounts payables	—	191
Change in fair value of contingent liability	(188)	(136)
Total other (expense) income, net	(188)	87
Net (loss) income before provision for income taxes	(1,828)	3,010
Provision for income taxes	—	—
Net (loss) income	$(1,828)	$3,010

Net (loss) income per common share:
Basic	$(0.29)	$0.49
Diluted	$(0.29)	$0.49

Weighted-average common shares outstanding:
Basic	6,373,903	6,172,268
Diluted	6,373,903	6,182,679

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares		Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2026	6,373,893	$1	$208,137	$(2)	$(204,210)	$3,926
Vesting of restricted stock units	22	—	—	—	—	—
Net loss	—	—	—	—	(1,828)	(1,828)
Balance at March 31, 2026	6,373,915	$1	$208,137	$(2)	$(206,038)	$2,098

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock
	Shares		Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2025	6,026,841	$1	$206,035	$(199,264)	$6,772
Equity-based compensation	22	—	—	—	—
Vesting of restricted stock units	290,908	—	1,600	—	1,600
Net income	—	—	—	3,010	3,010
Balance at March 31, 2025	6,317,771	$1	$207,635	$(196,254)	$11,382

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,828)	$3,010
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	49	61
Amortization of right-of-use asset	57	47
Change in fair value of contingent consideration	188	136
Gain on early lease termination	—	(5,974)
Gain on settlement of accounts payables	—	(191)
Loss on disposal of assets	37	26
Changes in operating assets and liabilities:
Other receivable	(2)	1,339
Prepaid expenses and other current assets	2	59
Accounts payable	755	(427)
Accrued expenses	(400)	316
Net cash used in operating activities	(1,142)	(1,598)
Cash flows from investing activities:
Acquisition of GPCR Therapeutics USA Inc.	—	(2,090)
Net cash used in investing activities	—	(2,090)
Cash flows from financing activities:
Proceeds from common stock offering	—	1,600
Net cash provided by provided by financing activities	—	1,600

Net decrease in cash and cash equivalents	(1,142)	(2,088)
Cash and cash equivalents - beginning of period	3,746	12,508
Cash and cash equivalents - end of period	$2,604	$10,420

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Non-cash investing activities:
Reclass prepaid expenses from noncurrent to current	$107	$107

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
On January 19, 2025, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with GPCR Therapeutics Inc, a Korean corporation, (“GPCR”), pursuant to which the Company acquired from GPCR all of the issued and outstanding equity securities of its then-subsidiary, GPCR Therapeutics USA Inc., a California corporation (“GPCR USA”). In connection with the closing of the transaction pursuant to the Share Purchase Agreement, the Company and GPCR entered into a License and Collaboration Agreement to further develop and commercialize GPCR’s technologies related to certain intellectual property and patents (the “License and Collaboration Agreement”). The License and Collaboration Agreement requires the Company to make milestone payments to GPCR upon the achievement of specific milestone events relating to clinical trials, marketing authorizations, and net sales, as well as for the Company to pay a recurring royalty payments, as set forth in the agreement.
GPCR USA completed its Phase 2 clinical trial in January 2026 that focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. In accordance with the terms of the License and Collaboration Agreement, we intend to make a milestone payment of $1,000 to GPCR in the second quarter of 2026 in the form of shares of the Company's common stock.
On March 26, 2025, the Company formed KC Creation Co., Ltd. (“KC Creation”), a wholly-owned South Korean subsidiary. It was established based on the growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. However, the Company completed the sale of KC Creation on November 24, 2025.
On February 24, 2026, the Company incorporated a wholly-owned subsidiary, Exicure Canada Incorporated, under the laws of British Columbia, Canada.
Throughout these condensed consolidated financial statements, the terms the “Company,” and “Exicure” refer to Exicure, Inc. and where appropriate, its wholly owned subsidiary, Exicure Operating Company. Exicure Operating Company holds all material assets and conducts all business activities and operations of Exicure, Inc.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act.

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
Unaudited Interim Financial Information
The condensed consolidated financial statements provided herewith are unaudited. Such statements include interim condensed consolidated balance sheet as of March 31, 2026, the interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. In the opinion of management, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, and the results of its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s corresponding Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026 (the “Annual Report”).
Going Concern
At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists that is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2026, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of March 31, 2026, the Company’s cash and cash equivalents were $2,604. Management believes that the Company’s existing cash and cash equivalents are insufficient to continue to fund its operating expenses, and additional funding is needed. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.
Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Additional financing will be needed to fund ongoing operations, support of GPCR USA’s operations, and exploration of strategic alternatives and pursuing any alternatives that management identifies.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Reclassification
Certain accounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current year condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2025 filed with the SEC on March 25, 2026. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which it believes are reasonable in the circumstances and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the Company’s financial position, results of operations or cash flows. Actual results in future periods could differ from those estimates.
Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company for the fiscal year 2026 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective in the fiscal year 2026 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.
Codification Improvements

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which includes various clarifications, technical corrections, and enhancements to several areas of the FASB Accounting Standards Codification. The amendments are intended to improve the consistency, usability, and application of existing guidance and do not introduce new accounting models. Key areas addressed by the ASU include clarifications related to diluted earnings per share, lease receivables for sales-type and direct financing leases, and the calculation of reference amounts for certain beneficial interests. The Company adopted this standard on a prospective basis effective January 1, 2026.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Codification Improvements—Financial Instruments
In December 2025, the FASB issued ASU 2025-11, “Codification Improvements-Financial Instruments”. The amendments provide targeted clarifications and technical corrections to existing guidance related to financial instruments, including improvements to the recognition, measurement, and disclosure requirements for certain debt and equity instruments. The amendments do not create new accounting models; rather, they are intended to enhance the consistency and operability of the current guidance. The Company plans to adopt the standard when it becomes effective in the fiscal year 2027 annual financial statements, and the Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.
3. Supplemental Balance Sheet Information
Prepaid expenses and other current assets

	March 31, 2026	December 31, 2025
Prepaid insurance	$523	$438
Prepaid professional fees	62	20
Prepaid software	60	78
Right of use asset	9	67
Lease security deposit	188	188
Other	26	29
Prepaid expenses and other current assets	$868	$820
Property and equipment, net

	March 31, 2026	December 31, 2025
Scientific equipment	$357	$405
Computers and software	6	5
Furniture and fixtures	2	25
Leasehold Improvements	39	39
Auto	27	27
Property and equipment, gross	431	501
Less: accumulated depreciation and amortization	(212)	(195)
Property and equipment, net	$219	$306
Depreciation and amortization expense was $49 and $61 for the three months ended March 31, 2026 and 2025, respectively. During the period ended March 31, 2026, the Company wrote off the $37 of property and equipment and recognized a loss of $37 in the accompanying statement of operations.
Other noncurrent assets

	March 31, 2026	December 31, 2025
Prepaid insurance	$821	$928

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accrued expenses and other current liabilities

	March 31, 2026	December 31, 2025
Current lease liability	$22	$176
Accrued payroll-related expenses	94	82
Accrued litigation and legal fees	250	250
Accrued registration delay payments	396	396
Accrued contingent consideration, current portion	1,213	995
Accrued other expenses	40	299
Accrued expenses and other current liabilities	$2,015	$2,198

4. Leases
Redwood City Lease
The Company’s lease arrangements at March 31, 2026 consist of a sublease for office space at its headquarters in Redwood City, California that commenced in July 2022 (the “Redwood Sublease”). The Redwood Sublease is classified as an operating lease.
GPCR USA was subleasing approximately 8,392 square feet of office space in Redwood City, California for its operations that began on July 15, 2022. This 45-month sublease is an operating lease agreement that ended on April 14, 2026. The monthly base rent was approximately $50 for the first six months after the Acquisition. Base rent thereafter is subject to an increase of 3% over the remaining nine months. On January 29, 2026, the Company received a payment demand letter and notice of default from Dren Bio Management, Inc. (formerly known as Dren Brio, Inc.) (“Dren Bio”) whereby Dren Bio notified the Company that an event of default has occurred under the sublease for failure to make rent payments and related late charges and interest and demanded that the Company immediately pay the past due rent and late charges and interest. On March 3, 2026, the Company received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million in connection with the sublease of its facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, the Company did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $0.7 million, damages and attorney’s fees. The Company vacated the facility in Redwood City as of April 15, 2026. The Company is currently reviewing the complaint and evaluating its available defenses and potential responses.
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
Common Stock
The Company has authorized 200,000,000 shares of common stock, par value $0.0001. As of March 31, 2026 and December 31, 2025, the Company had 6,373,915 and 6,373,893 shares issued and outstanding, respectively.
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
Common Stock Warrants
As of March 31, 2026 and December 31, 2025, warrants to purchase 10,022 shares of common stock at a price of $40.5155 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.
6. Equity-Based Compensation
2017 Equity Incentive Plan
On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 38,950 shares of Exicure common stock, which includes 14,466 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 25,559 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 30,667 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. On January 1, 2025, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 30,667 awards. As of March 31, 2026, the aggregate number of awards available for grant under the 2017 Plan was 154,672.

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
Equity-based compensation expense for the three months ended March 31, 2026 and for the year ended December 31, 2025 is included in the condensed consolidated financial statements and is immaterial.
Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in September 2017 and approved by the Company’s stockholders in September 2017. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase common stock. The maximum number of shares that an employee may purchase on any exercise date in an offer period will be the smaller of (i) 50 shares or (ii) such number of shares as has a fair market value (determined as of the offering date for such offer period) equal to $25,000 within one calendar year minus the fair market value of any other shares of common stock that are attributed to such calendar year. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Exicure common stock on the employee’s offering date or (ii) the closing market price per share of Exicure common stock on the exercise date. Each offering period is approximately six months in duration and the first offering period began on November 16, 2020 and ended on May 14, 2021. No shares were issued during 2025 or 2024.
The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 2,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. As of December 31, 2025, there were 12,394 shares available for issuance under the ESPP. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of March 31, 2026, there were 22,394 shares available for issuance under the ESPP.
7. Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, Jung Soo Kim. The CODM uses net loss, as reported on its Consolidated Statements of Comprehensive (Loss) Income, in evaluating performance of the Biotechnology segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Biotechnology segment, and therefore, such information is not presented.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides the operating financial results of the Biotechnology segment:

	Three Months Ended March 31,
	2026	2025
Total revenues	$—	$—
Significant segment expenses:
Research and development expense	312	808
General and administrative expense	1,291	2,217
Loss on disposal of assets	37	26
Gain on lease termination	—	(5,974)
Total operating expenses	1,640	(2,923)
Interest and dividend income	—	32
Gain on settlement of accounts payable	—	191
Change in fair value of contingent liability	(188)	(136)
Total other income	(188)	87
Segment net (loss) income	$(1,828)	$3,010

8. Income Taxes
The Company incurred pretax income in the three months ended March 31, 2026, but does not expect to end the fiscal year with pretax income. The Company incurred pretax loss for the three months ended March 31, 2025, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the three months ended March 31, 2026 and 2025 because the Company will and has generated tax losses and has provided a full valuation allowance against its deferred tax assets.
9. (Loss) Income Per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding for the three months ended March 31, 2025 were included in the diluted income per share calculation. As a result of the net loss for the three months ended March 31, 2026, all potentially dilutive shares in such period were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is the computation of net (loss) income per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(1,828)	$3,010

Weighted-average basic common shares outstanding	6,373,903	6,172,268
Dilutive effect of options, restricted stock units and warrants	—	10,411
Weighted-average diluted common shares outstanding	6,373,903	6,182,679

Net (loss) income per share:
Basic	$(0.29)	$0.49
Diluted	$(0.29)	$0.49

To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share.

	As of March 31,
	2026	2025
Options to purchase common stock	131	131
Restricted stock units	43	164
Warrants to purchase common stock	10,022	10,022

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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 are as follows:

	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,774	$—	$—	$5,774
Total financial liabilities	$5,774	$—	$—	$5,774
In connection with the contingent consideration, the Company was not able to pay the first $1,000 Milestone 1 payment within the contractual due date as a result of the Company’s limited cash balance. The Company and GPCR re-negotiated the repayment terms and the Milestone 1 payment is now payable in shares of the Company’s common stock.

EXICURE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	As of March 31, 2026
Milestone	Probability Of Success	Payment Date	Discount Rate
1	100.0%	1/16/2026	9.28%
2	11.7%	3/31/2027	9.28%
3	10.8%	6/30/2028	9.28%
4	10.8%	6/30/2028	9.28%
5	10.8%	12/31/2030	14.28%
6	10.8%	12/31/2031	14.28%
7	10.8%	12/31/2032	14.28%
The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

	Three Months Ended March 31,2026	Year Ended December 31,2025
Contingent consideration
Beginning balance	$6,799	$—
Contingent consideration assumed in the GPCR USA acquisition	—	5,246
Change in fair value of contingent consideration	188	1,553
Ending balance	$6,987	$6,799
At March 31, 2026 and December 31, 2025, current portion of contingent consideration of $1,213 and $995, respectively, was included in accrued expenses and other current liabilities.
Cash and cash equivalents were measured using level 1 inputs as of March 31, 2026. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the period ended March 31, 2026 and the year ended December 31, 2025. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.
The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of March 31, 2026.

11. Commitments and Contingencies
The Company is subject to various claims and legal actions that arise in the ordinary course of business. Management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
As of December 31, 2025, the Company has evaluated all known contingencies and commitments, and, in the opinion of management, no accrual for loss contingencies is required in the accompanying condensed consolidated financial statements under ASC 450.
On March 3, 2026, the Company received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million in connection with the sublease of its facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, the Company did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $0.7 million, damages and attorney’s fees. The Company vacated the facility in Redwood City as of April 15, 2026. The Company is continuing to review the complaint and evaluate its next steps.
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
The settlement described above will be fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liable for under its self- insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1 million in order to satisfy the remaining balance of its self-insured retention obligation and paid this on August 13, 2025.
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
On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company, as well as a claim for unpaid wages under the Illinois Wage Payment and Collection Act (“IWPCA”). The matter remains pending and settlement efforts have proven unsuccessful. The parties completed discovery depositions in December 2025. Based on information discovered in the plaintiff’s deposition, the Company’s legal counsel believes that the Company will not be successful in its breach of contract defense and that it will likely settle for no less than $250,000 to $300,000. As a result, the Company accrued $250,000 for this legal settlement as of December 31, 2025. The court scheduled a settlement conference on February 5, 2026, where the parties could not agree on a settlement amount because plaintiff is now taking the position that the settlement should reflect, not just payment for the breach of contract claim, but also damages under the IWPCA, which includes 5% in monthly interest that continues to accrue without limitation. Factoring in the IWPCA claims, plaintiff contends the damages are significantly higher. The court then scheduled an ex parte conference for February 24, 2026, prior to which the parties were directed to conduct research regarding the applicability of the IWPCA. Since the parties once again could not agree on a settlement amount, the court scheduled the parties for an in-person Final Pretrial Conference on June 3, 2026. Once the Pretrial Order is finalized, the Company intends to move for partial summary judgment on the IWPCA claims. If that motion is successful, the liability will likely remain in the amount referenced above. If that motion is not successful, the liability under the IWPCA could be significantly higher.

12. Related-Party Transactions
On February 1, 2025, the Company and Paul Kang came to an understanding that they would execute an agreement (the “Consulting Agreement”) by which Mr. Kang would provide transitional consulting services to the Company for the next 12 months. The Consulting Agreement between the Company and Alta Companies LTD (“Alta”) was executed on February 27, 2025. The Company paid Alta $99,000 after execution the agreement and began paying Mr. Kang $12,500 monthly in February 2025. Mr. Kang is the President of Alta and was a director and officer of the Company through early 2025. He was a director from February 2023 to March 2025, and he was the CEO of the Company from August 2023 to January 2025.

13. Subsequent Event

The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued.

On May 28, 2026, the Company received a notice from the Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the delayed filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The Company intends to regain compliance with the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission, or SEC, on March 25, 2026. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks, uncertainties, assumptions and other factors including, but not limited to, those identified in this Quarterly Report on Form 10-Q and in our other SEC filings.

Operating, financing, and cash flow considerations
Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations.
As of March 31, 2026, our cash and cash equivalents were approximately $2.6 million. Our current liquidity may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. If we are unable to raise capital, the Company could seek bankruptcy protection and/or cease operations, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.
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
On March 26, 2025, the Company formed KC Creation Co., Ltd. (“KC Creation”), a wholly-owned South Korean subsidiary. It was established based on potential growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. On November 24, 2025, the Company completed the sale of KC Creation to East Ocean Development Co., Ltd. for total consideration of $474,000. As a result of the transaction, the Company no longer has a controlling financial interest in the subsidiary, and therefore, deconsolidated the entity as of the disposal date.

Recent Developments
Nasdaq Listing Requirements Deficiency Notices
As previously disclosed, we have received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. Most recently, On May 28, 2026, the Company received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rules as a result of the delayed filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2026. The Company is working diligently to complete and file the Form 10-Q as soon as practicable in order to regain compliance with the applicable Nasdaq listing requirements.
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
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. Changes in estimates used in these and other items could have a material impact on our condensed consolidated financial statements. This includes estimates where the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimate on financial condition or operating performance is material.

Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed or recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition. Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of in-process research and development (“IPR&D”). Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the Multi-Period Excess Earnings Method (MPEEM) for the acquired IPR&D. The fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, probability of success rates related to the drug under development, projected revenue, gross margins, operating costs, and growth rates.
The contingent consideration liability, associated with our business combination, is estimated based on the discounted cash flow method to determine the probability of achieving certain milestones. In order to perform the fair value calculations the following estimates are considered: probability of achieving certain milestones, discount period, and discount rates.
We believe our assumptions, estimates, and judgements to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change
Revenue:
Revenue	$ —	$ —	—	— %
Total Revenue	—	—	—	— %
Operating expenses:
Research and development expense	312	808	(496)	(61) %
General and administrative expense	1,291	2,217	(926)	(42) %
Loss on disposal of assets	37	26	11	42%
Gain on early lease termination	—	(5,974)	5,974	100%
Total operating expenses	1,640	(2,923)	4,563	(153) %
Operating income (loss)	(1,640)	2,923	(4,563)	(153) %
Other income, net:
Dividend income	—	27	(27)	(100) %
Interest income	—	5	(5)	(100) %
Gain on settlement of accounts payables	—	191	(191)	(100) %
Change in fair value of contingent liability	(188)	(136)	(52)	38%
Total other income, net	(188)	87	(275)	(316) %
Net loss before provision for income taxes	(1,828)	3,010	(4,838)	(161) %
Provision for income taxes	—	—	—
Net income (loss)	$ (1,828)	$ 3,010	$ (4,838)	(161) %

Research and development expense
The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change
Employee-related expense	$ 275	$ 209	$ 66	32%
Clinical development programs expense	37	599	(562)	(94) %
Total research and development expense	$ 312	$ 808	$ (496)	(61) %

Research and development expense was $0.3 million for the three months ended March 31, 2026, reflecting a decrease of $0.5 million, or 61% from research and development expense of $0.8 million for three months ended March 31, 2025. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA; however, the Company significantly reduced its operating expenses, including research and development expense, during the three months ended March 31, 2026 pending the Company’s restructuring and reorganization.

General and administrative expense

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change
General and administrative expense	$ 1,291	$ 2,217	(926)	(42) %
Full time employees	2	8	(6)

General and administrative expense was $1.3 million for the three months ended March 31, 2026, representing a decrease of $0.9 million or 42%, from $2.2 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 was due to the decreased number of full time employees and professional services compared to the same prior-year quarter.
Loss from sale or disposal of property and equipment
The Company recognized a $37,000 loss from the disposal of GPCR USA’s fixed assets for the three months ended March 31, 2026, compared to $26,000 in the comparative period in 2025.
Gain on early lease termination
Due to the early termination of the Chicago Lease as of January 31, 2025, the Company recognized a $6 million gain resulting from the reversal of the remaining liability related to this lease for the three months ended March 31, 2025.
Other income and expense
The Company recognized a loss of $188,000 related to the change in the fair value of its contingent liability for the three months ended March 31, 2026, compared to $136,000 in the comparative period in 2025.
For the three months ended March 31, 2026, the Company did not have any dividend and interest income, whereas the Company reported dividend income of $27,000 and interest income of $5,000 for the three months ended March 31, 2025. In addition, the Company recognized a gain on settlement of accounts payable of $191,000 for the three months ended March 31, 2025.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are exploring strategic alternatives and generating limited revenue. As of March 31, 2026, our cash and cash equivalents were $2.6 million.
We incurred net loss of approximately $1.8 million for the three months ended March 31, 2026 and net income of $3.0 million for the three months ended March 31, 2025. We expect to incur significant expenses and negative cash flows for the foreseeable future.
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

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
	(unaudited)
Net cash used in operating activities	$ (1,142)	$ (1,598)
Net cash used in investing activities	—	(2,090)
Net cash provided by financing activities	—	1,600
Net (decrease) in cash and cash equivalents	$ (1,142)	$ (2,088)

Operating activities
Net cash used in operating activities was $1.1 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2026 of $0.5 million was due to the Company’s reduced spending and reduced number of employees, to conserve cash during the restructuring and reorganization.
Investing activities
Net cash used in investing activities was $0.0 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. The cash used by investing activities of $2.1 million for the prior year was due to the purchase of GPCR USA. The Company did not have any investing activities for the current year.
Financing activities
Net cash provided by financing activities was $0.0 million and $1.6 million for three months ended March 31, 2026 and 2025, respectively. The $1.6 million provided by financing activities in the prior year is due to the funds received from the common stock purchase agreements during the three months ended March 31, 2025. The Company did not have any financing activities during the three months ended March 31, 2026.
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
Going Concern
In accordance with Accounting Standards Codification 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. In the absence of a significant source of recurring revenue, our continued viability is dependent on our ability to continue to raise additional capital to finance our operations. As discussed above, there are substantial uncertainties about our ability to raise such financing.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 3, 2026, the Company received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million in connection with the sublease of its facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, the Company did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $0.7 million, damages and attorney’s fees. The Company vacated the facility in Redwood City as of April 15, 2026. The Company is continuing to review the complaint and evaluate its next steps.

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

On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company, as well as a claim for unpaid wages under the Illinois Wage Payment and Collection Act (“IWPCA”). The matter remains pending and settlement efforts have proven unsuccessful. The parties completed discovery depositions in December 2025. Based on information discovered in the plaintiff’s deposition, the Company’s legal counsel believes that the Company will not be successful in its breach of contract defense and that it will likely settle for no less than $250,000 to $300,000. As a result, the Company accrued $250,000 for this legal settlement as of December 31, 2025. The court scheduled a settlement conference on February 5, 2026, where the parties could not agree on a settlement amount because plaintiff is now taking the position that the settlement should reflect, not just payment for the breach of contract claim, but also damages under the IWPCA, which includes 5% in monthly interest that continues to accrue without limitation. Factoring in the IWPCA claims, plaintiff contends the damages are significantly higher. The court then scheduled an ex parte conference for February 24, 2026, prior to which the parties were directed to conduct research regarding the applicability of the IWPCA. Since the parties once again could not agree on a settlement amount, the court scheduled the parties for an in-person Final Pretrial Conference on June 3, 2026. Once the Pretrial Order is finalized, the Company intends to move for partial summary judgment on the IWPCA claims. If that motion is successful, the liability will likely remain in the amount referenced above. If that motion is not successful, the liability under the IWPCA could be significantly higher.

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
Date: May 29, 2026

EXICURE, INC.

By:	/s/ Jung Soo Kim
Jung Soo Kim
Chief Executive Officer

By:	/s/ Gyuyeob Lee
Gyuyeob Lee
Chief Financial Officer