Form 10-Q
period 2026-06-30
EXICURE, INC.
filed 2026-08-14
CIK 1698530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39011

EXICURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5333008
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

103 Foulk Road , Suite 202

Wilmington, DE 19803

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

As of August 12, 2026, there were 6,545,995 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law. Forword-looking statemens are subject to numerous risks and uncertainties, many of which are beyond our control, and actual results may differ materially from those expressed or implied by such statements.

Forward-looking statements included in this Quarterly Report on Form 10-Q are subject to inherent risks and uncertainties, including, but not limited to, factors concerning the following:

•
substantial uncertainties regarding our exploration of strategic alternatives to maximize stockholder value, including whether we are able to identify potential partners and consummate transactions, in a timely manner or at all, whether we would be able to obtain sufficient funding to complete this process and whether any such transactions would generate value for stockholders;
•
our ability to raise the additional capital that is needed to fund our operations and our pursuit of strategic alternatives, particularly given our current lack of a revenue source and the substantial doubt about our ability to continue as a going concern;
•
our ability to remain listed on The Nasdaq Capital Market (“Nasdaq”), including the ability to comply with the minimum stockholders’ equity requirement and maintain stock price, and comply with applicable governance requirements, for continued listing on Nasdaq;
•
any strategic plan or alternative that we may identify and pursue may involve unexpected costs, liabilities and/or delays and may not deliver anticipated benefits to our stockholders;
•
our estimates of expenses, use of cash, timing of future cash needs, ongoing losses and capital requirements may prove to be inaccurate;
•
uncertainty about reaction from investors and potential business partners to our recent changes of control and board of directors (the “Board”) and management composition and the future direction of the Company, and the ability of our controlling stockholders and new Board members and management to earn the confidence of investors and potential partners despite limited experience with U.S. public companies, and how these factors may impact our ability to obtain funding and execute any strategic alternatives that we may identify;
•
potential turnover of senior management in the near term, and any inability to attract and retain qualified management and other key personnel, could create significant continuity risk and could impair our ability to raise capital and execute on our exploration of strategic alternatives;
•
our ability to comply with all applicable laws, which may be particularly challenging given the recent turnover in our Board and management, significant reductions in force, limited resources and the potential to enter into new business areas with which we have no past experience;
•
the ability of investors to assess our operations, which are primarily within subsidiaries whose performance are stated on the Company’s financial statements on a condensed consolidated basis;
•
our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

•
the impact of macroeconomic conditions, including global inflation, actions taken by central banks to counter inflation, capital market and bank instability, exchange rate fluctuations, supply chain disruptions and energy and fuel prices and uncertainty and disruption caused by geopolitical events, including the conflicts in Ukraine, Russia, and the Middle East;
•
the impact of government laws and regulations, including but not limited to taxes and tariffs; and
•
risk factors set forth in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by Part II, Item 1A, 'Risk Factors,' of this Quarterly Report on Form 10-Q, and other factors that may impact our financial results and condition and our ongoing strategic efforts.

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

PART I - FINANCIAL INFORMATION

EXICURE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,717	$3,746
Other receivable	8	58
Prepaid expenses and other current assets	597	820
Total current assets	2,322	4,624
Other noncurrent assets	714	928
Property and equipment, net	178	306
Goodwill	4,399	4,399
Intangible asset	3,784	3,784
Total assets	$11,397	$14,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,185	$1,690
Accrued expenses and other current liabilities	1,985	2,198
Total current liabilities	4,170	3,888
Contingent consideration	5,827	5,804
Deferred tax liability	423	423
Total liabilities	10,420	10,115

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized, no shares issued and outstanding, June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 6,373,937 issued and outstanding, June 30, 2026 ; 6,373,893 issued and outstanding, December 31, 2025	1	1
Additional paid-in capital	208,137	208,137
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(207,159)	(204,210)
Total stockholders’ equity	977	3,926
Total liabilities and stockholders’ equity	$11,397	$14,041

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue	$—	$—	$—	$—
Total revenue	—	—	—	—
Operating expenses:
Research and development expense	174	935	486	1,743
General and administrative expense	889	1,514	2,180	3,731
Loss (Gain) on disposal of assets	(9)	60	28	86
Gain on early lease termination	—	—	—	(5,974)
Total operating expenses	1,054	2,509	2,694	(414)
Operating (loss) income	(1,054)	(2,509)	(2,694)	414
Other (expense) income, net:
Dividend income	—	52	—	79
Interest income	11	4	11	9
Gain on settlement of accounts payables	—	0	—	191
Change in fair value of contingent liability	(52)	(159)	(240)	(295)
Other expense, net:	(26)	(9)	(26)	(9)
Total other expense, net	(67)	(112)	(255)	(25)
Net (loss) income before provision for income taxes	(1,121)	(2,621)	(2,949)	389
Provision for income taxes	—	—	—	—
Net (loss) income	$(1,121)	$(2,621)	$(2,949)	$389

Net (loss) income per common share:
Basic	$(0.18)	$(0.41)	$(0.46)	$0.06
Diluted	$(0.18)	$(0.41)	$(0.46)	$0.06
Weighted-average common shares outstanding:
Basic	6,373,928	6,317,744	6,373,915	6,245,408
Diluted	6,373,928	6,317,744	6,373,915	6,255,755

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	$	Capital	Loss	Deficit	Equity
Balance at January 1, 2026	6,373,893	$1	$208,137	$(2)	$(204,210)	$3,926
Vesting of restricted stock units	22	—	—	—	—	—
Net loss	—	—	—	—	(1,828)	(1,828)
Balance at March 31, 2026	6,373,915	$1	$208,137	$(2)	$(206,038)	$2,098
Vesting of restricted stock units	22	—	—	—	—	—
Net loss	—	—	—	—	(1,121)	(1,121)
Balance at June 30, 2026	6,373,937	$1	$208,137	$(2)	$(207,159)	$977

EXICURE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other 'Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	6,026,841	$1	$206,035	$(199,264)	$—	$6,772
Vesting of restricted stock units	22	—	—	—	—	—
Issuance of common stock, net	290,908	—	1,600	—	—	1,600
Net income	—	—	—	3,010	—	3,010
Balance at March 31, 2025	6,317,771	$1	$207,635	$(196,254)	$—	$11,382
Equity-based compensation	—	—	1	—	—	1
Vesting of restricted stock units and related purchases	22	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	101	101
Net loss	—	—	—	(2,621)	—	(2,621)
Balance at June 30, 2025	6,317,793	$1	$207,636	$(198,875)	$101	$8,863

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,949)	$389
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	89	132
Equity-based compensation	—	1
Amortization of right-of-use asset	57	104
Change in fair value of contingent consideration	240	295
Gain on early lease termination	—	(5,974)
Gain on settlement of accounts payables	—	(191)
Loss from sale or disposal of property and equipment	28	86
Changes in operating assets and liabilities:
Other receivable	50	1,434
Prepaid expenses and other current assets	380	169
Other noncurrent assets	—	(734)
Accounts payable	495	303
Accrued expenses	(419)	106
Net cash used in operating activities	(2,029)	(3,880)
Cash flows from investing activities:
Property and equipment	—	(320)
Proceeds from sale of fixed assets	—	40
Acquisition of GPCR Therapeutics USA Inc.	—	(2,090)
Net cash used in investing activities	—	(2,370)
Cash flows from financing activities:
Proceeds from common stock offering	—	1,600
Net cash provided by provided by financing activities	—	1,600

Net decrease in cash and cash equivalents	(2,029)	(4,650)
Cash and cash equivalents - beginning of period	3,746	12,508
Cash and cash equivalents - end of period	$1,717	$7,858

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Non-cash investing activities:
Reclass prepaid expenses from noncurrent to current	$214	$214

See accompanying notes to the unaudited condensed consolidated financial statements.

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern

Description of Business

Exicure, Inc. has historically been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. Following the changed in the Company's ownership, board composition and management team, the Company is evaluating a range of strategic alternatives intended to maximize stockholder value, including potential acquisitions, financings, strategic partnerships and other business combination opportunities.

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

GPCR USA completed its Phase 2 clinical trial in January 2026 that focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. In accordance with the terms of the License and Collaboration Agreement, the Company became obligated to make, or made, a milestone payment of $1,000 to GPCR during the second quarter of 2026

On March 26, 2025, the Company formed KC Creation Co., Ltd. (“KC Creation”), a wholly-owned South Korean subsidiary. It was established based on the growth strategies, such as a collaboration with GPCR USA and Korean bio-platform companies, response to sustainability trends by development of infrastructure based on eco-friendly renewable energy, and diversification of business and utilization of global growth potential of Korean entertainment content. However, the Company completed the sale of KC Creation on November 24, 2025.

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

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the six months ended June 30, 2026 and 2025, have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Exicure and its wholly owned subsidiaries, Exicure Operating Company, GPCR USA, and Excure Canada Incorporated. All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Interim Financial Information

The condensed consolidated financial statements provided herewith are unaudited. Such statements include interim condensed consolidated balance sheet as of June 30, 2026, the interim condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, the interim condensed consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2026 and 2025, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. In the opinion of management, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Exchange Act; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the six months ended June 30, 2026 and 2025, and the results of its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the six months ended June 30, 2026 and 2025 are unaudited. The results for the three months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim periods, or any future year or period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s corresponding Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026 (the “Annual Report”).

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2026, the Company expects to incur significant expenses and negative cash flows for the foreseeable future. As of June 30, 2026, the Company’s cash and cash equivalents were $1,717. Management believes that the Company’s existing cash and cash equivalents will not be sufficient to fund planned operations for at least the

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

twelve-month period following issuance of these financial statements. There can be no assurance that such additional financing will be available and, if available, can be obtained on acceptable terms.

Management believes that, given the Company’s current cash position, operating plans and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Additional financing will be needed to fund ongoing operations, support of GPCR USA’s operations, and exploration of strategic alternatives and pursuing any alternatives that management identifies. Management's plan to alleviate this substantial doubt include pursuing additional equity and/or debt financings, strategic transactions, potential business combination opportunities and other sources of capital. However, there can be no assurance that such plans will be successful.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among others, the valuation of contingent consideration, the assessment of goodwill and identifiable intangible assets, going concern considerations and accrued liabilities. Actual results could differ frommaterially from those estimates.

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company for the fiscal year 2026 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company has not yet adopted ASU 2024-03. The standard will become effective for the Company’s annual reporting period ending December 31, 2026 and interim reporting periods thereafter. The Company is currently evaluating the impact that adoption will have on its consolidated financial statement disclosures.

Codification Improvements

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which includes various clarifications, technical corrections, and enhancements to several areas of the FASB Accounting Standards Codification. The amendments are intended to improve the consistency, usability, and application of existing guidance and do not introduce new accounting models. Key areas addressed by the ASU include clarifications related to diluted earnings per share, lease receivables for sales-type and direct financing leases, and the calculation of reference amounts for certain beneficial interests. The Company adoptedASU 2025-12 on January 1, 2026. Adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

	June 30, 2026	December 31, 2025
Prepaid insurance	$495	$438
Prepaid professional fees	—	20
Prepaid software	42	78
Right of use asset	—	67
Lease security deposit	—	188
Other	60	29
Prepaid expenses and other current assets	$597	$820

Property and equipment, net

	June 30, 2026	December 31, 2025
Scientific equipment	$357	$405
Computers and software	6	5
Furniture and fixtures	2	25
Leasehold Improvements	39	39
Auto	27	27
Property and equipment, gross	431	501
Less: accumulated depreciation and amortization	(253)	(195)
Property and equipment, net	$178	$306

Depreciation and amortization expense was $89 and $132 for the six months ended June 30, 2026 and 2025, respectively. During the period ended June 30, 2026, the Company wrote off the $37 of property and equipment and recognized a loss of $28 in the accompanying statement of operations.

Other noncurrent assets

	June 30, 2026	December 31, 2025
Prepaid insurance	$714	$928

The prepaid insurance balance relates primarily to directors’ and officers’ liability insurance and other insurance policies with coverage periods extending beyond twelve months from the applicable balance sheet date

Accrued expenses and other current liabilities

	June 30, 2026	December 31, 2025
Current lease liability	—	$176
Accrued payroll-related expenses	94	82
Accrued litigation and legal fees	250	250
Accrued registration delay payments	396	396
Accrued contingent consideration, current portion	1,212	995
Accrued other expenses	33	299
Accrued expenses and other current liabilities	$1,985	$2,198

4. Leases

Redwood City Lease

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s lease arrangements at June 30, 2026 consist of a sublease for office space at its headquarters in Redwood City, California that commenced in July 2022 (the “Redwood Sublease”). The Redwood Sublease is classified as an operating lease.

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

Chicago Lease

On February 13, 2025, the Company executed a Lease Termination Agreement with its landlord related to the Chicago, Illinois lease effective as of January 31, 2025 (the “Chicago Lease”). As a result of this early termination for the Chicago Lease that commenced on July 1, 2020 and would have ended on June 30, 2030, the Company vacated the Chicago office and stopped paying any further amounts owed to its landlord. There were no additional fees or costs related to the early termination. The Company recognized a $6,000 gain in the first quarter of 2025 related to this early termination. The gain was recognized upon the extinguishment of substantially all remaining obligations under the Chicago Lease and is not expected to recur in future periods.

5. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and no shares issued and outstanding.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001. As of June 30, 2026 and December 31, 2025, the Company had 6,373,937 and 6,373,893 shares issued and outstanding, respectively.

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

Common Stock Warrants

As of June 30, 2026 and December 31, 2025, warrants to purchase 10,022 shares of common stock at a price of $40.5155 per share that were acquired in the December 2021 registered-direct offering transaction remain outstanding.

6. Equity-Based Compensation

2017 Equity Incentive Plan

On September 22, 2017, the Company’s stockholders approved the Exicure, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which became effective on November 15, 2017. The 2017 Plan provides for the issuance of incentive awards of up to 38,950 shares of Exicure common stock, which includes 14,466 shares of Exicure common stock to be issued to officers, employees, consultants and directors, plus a number of shares not to exceed 25,559 that are subject to issued and outstanding awards under the Exicure OpCo 2015 Equity Incentive Plan (the “2015 Plan”) and were assumed in the merger transaction on September 26, 2017. Awards that may be awarded under the 2017 Plan include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards. The number of shares of common stock reserved for issuance under the 2017 Plan automatically increases on January 1 of each year, beginning on January 1, 2020, by the lesser of (i) 30,667 shares, (ii) 5% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, or (iii) a lesser number of shares determined by the Compensation Committee of the Board (the “Compensation Committee”). No future awards will be made under the 2015 Plan upon the effectiveness of the 2017 Plan. On January 1, 2025, pursuant to the terms of the 2017 Plan, the number of awards that are reserved and may be awarded under the 2017 Plan was automatically increased by 30,667 awards. As of June 30, 2026, the aggregate number of awards available for grant under the 2017 Plan was 154,672.

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

Equity-based compensation expense for the three months ended June 30, 2026 and for the year ended December 31, 2025 is included in the condensed consolidated financial statements and is immaterial.

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

The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 2,000 shares; (ii) 0.3% of the outstanding shares of common stock on the last day of the immediately preceding calendar year; or (iii) a lesser number of shares determined by the Board. As of December 31, 2025, there were 12,394 shares available for issuance under the ESPP. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 10,000 shares. As of June 30, 2026, there were 22,394 shares available for issuance under the ESPP.

7. Segment Reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, Jung Soo Kim. The CODM uses net loss, as reported on its Consolidated Statements of Comprehensive (Loss) Income, in evaluating performance of the Biotechnology segment and determining how to allocate resources of the Company as a whole. Company’s activities during the periods presented primarily consisted of supporting GPCR USA’s clinical development activities, maintaining public company operations and evaluating strategic alternatives. The Company did not generate revenue during the three or six months ended June 30, 2026 or the comparable periods in 2025.

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides the operating financial results of the Biotechnology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$—	$—	$—	$—
Significant segment expenses:
Research and development expense	174	935	486	1,743
General and administrative expense	889	1,514	2,180	3,731
Loss (Gain) on disposal of assets	(9)	60	28	86
Gain on lease termination	—	—	—	(5,974)
Total operating expenses	(1,054)	(2,509)	(2,694)	414
Interest and dividend income	11	56	11	88
Gain on settlement of accounts payable	—	—
Change in fair value of contingent liability	(52)	(159)	(240)	(295)
Other income (expense)	(26)	(9)	(26)	182
Total other income	(67)	(112)	(255)	(25)
Segment net (loss) income	$(1,121)	$(2,621)	$(2,949)	$389

8. Income Taxes

The Company incurred pretax income in the three months ended June 30, 2026, but does not expect to end the fiscal year with pretax income. The Company incurred pretax loss for the three months ended June 30, 2025, which consists entirely of loss in the United States and resulted in no provision for income tax expense during the periods then ended. The effective tax rate is 0% in each of the six months ended June 30, 2026 and 2025 because the Company will and has generated tax losses and has provided a full valuation allowance against its deferred tax assets.

9. (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is calculated using the treasury share method by giving effect to all potentially dilutive securities that were outstanding. Potentially dilutive options, restricted stock units and warrants to purchase common stock that were outstanding for the three months ended June 30, 2025 were included in the diluted income per share calculation. As a result of the net loss for the three months ended June 30, 2026, all potentially dilutive shares in such period were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share.

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is the computation of net (loss) income per common share for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(1,121)	$(2,621)	$(2,949)	$389

Weighted-average basic common shares outstanding	6,373,928	6,317,744	6,373,915	6,245,408
Dilutive effect of options, restricted stock units and warrants	—	—	—	10,347
Weighted-average diluted common shares outstanding	6,373,928	6,317,744	6,373,915	6,255,755

Net (loss) income per share:
Basic	$(0.18)	$(0.41)	$(0.46)	$0.06
Diluted	$(0.18)	$(0.41)	$(0.46)	$0.06

To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share.

	As of June 30,
	2026	2025
Options to purchase common stock	131	131
Restricted stock units	33	164
Warrants to purchase common stock	10,022	10,022

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 are as follows:

	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,827	$—	$—	$5,827
Total financial liabilities	$5,827	$—	$—	$5,827

In connection with the contingent consideration, the Company was not able to pay the first $1,000 Milestone 1 payment within the contractual due date as a result of the Company’s limited cash balance. Management considered the revised payment structure, together with the probability and timing of the remaining milestone obligations, in determining the fair value of the contingent consideration liability as of June 30, 2026

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	As of June 30, 2026
Milestone	Probability Of Success	Payment Date	Discount Rate
1	100.0%	1/16/2026	9.54%
2	11.7%	6/30/2027	9.54%
3	10.8%	12/31/2028	9.54%
4	10.8%	12/31/2028	9.54%
5	10.8%	12/31/2030	14.54%
6	10.8%	12/31/2031	14.54%
7	10.8%	12/31/2032	14.54%

The increase in the fair value of contingent consideration during the six months ended June 30, 2026 was primarily attributable to revisions in management’s estimates regarding the probability and timing of achievement of the applicable milestone events under the License and Collaboration Agreement.The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

	Three Months Ended June 30, 2026	Year Ended December 31, 2025
Contingent consideration
Beginning balance	$6,799	$—
Contingent consideration assumed in the GPCR USA acquisition	—	5,246
Change in fair value of contingent consideration	240	1,553
Ending balance	$7,039	$6,799

At June 30, 2026 and December 31, 2025, current portion of contingent consideration of $1,212 and $995, respectively, was included in accrued expenses and other current liabilities.

Cash and cash equivalents were measured using level 1 inputs as of June 30, 2026. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the period ended June 30, 2026 and the year ended December 31, 2025. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

The Company uses the market approach and Level 1 and Level 2 inputs to value its cash equivalents and Level 2 inputs to value its short-term investments. The Company uses the market approach and Level 3 inputs to value its liabilities. There were no liabilities measured at fair value on a recurring basis as of June 30, 2026.

11. Commitments and Contingencies

The Company is subject to various claims and legal actions that arise in the ordinary course of business. Management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On March 3, 2026, the Company received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million in connection with the sublease of its facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, the Company did

EXICURE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $0.7 million, damages and attorney’s fees. The Company vacated the facility in Redwood City as of April 15, 2026. The Company is evaluating its legal and factual defenses and the potential financial impact of the matter. At this time, management cannot reasonably estimate any additional loss, if any, beyond amounts currently accrued in the Company’s condensed consolidated financial statements.

The Company and certain of its current and former officers and directors were defendants in Colwell v. Exicure, Inc. et al., a securities class action in the United States District Court for the Northern District of Illinois (Case No. 1:21-cv-06637) (the “Securities Class Action”). On May 26, 2023, the plaintiffs filed a second amended complaint generally alleging that the defendants made false statements about the results of experiments concerning the drug XCUR-FXN and asserting claims for violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 thereunder. On October 8, 2024, the court granted preliminary approval of the settlement in the Securities Class Action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025. On January 13, 2025, the court entered final judgment approving a settlement of this litigation, which settlement included a $5.625 million payment. The settlement was funded by the Company’s insurers, subject to certain agreements between the Company and the insurers.

The settlement described above was fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liable for under its self- insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1 million in order to satisfy the remaining balance of its self-insured retention obligation and paid this on August 13, 2025.

Three related stockholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors and against the Company as a nominal defendant between March and April 2022 in the United States District Court for the Northern District of Illinois (Puri v. Giljohann, et al. (Case No. 1:22-cv-01083); Sim v. Giljohann, et al. (Case No. 1:22-cv-01217)), and the United States District Court for the District of Delaware (Stourbridge Investments LLC v. Exicure, Inc. et al. (Case No. 1:22-cv-00526)) (collectively, the “Derivative Complaints”). On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. On March 18, 2026, the parties executed a formal settlement agreement. On June 2, 2026, the United States District Court for the Northern District of Illinois granted final approval of the global settlement and, on the same day, entered an order dismissing with prejudice the derivative litigation pending in that court pursuant to the settlement. On June 15, 2026, the United States District Court for the District of Delaware entered an order dismissing with prejudice the derivative litigation pending in that court pursuant to the settlement.

On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company, as well as a claim for unpaid wages under the Illinois Wage Payment and Collection Act (“IWPCA”). On July 15th 2026, the parties entered into a settlement agreement in the amount of $425,000.

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

Overview

Historically, we have been an early-stage biotechnology company focused on developing nucleic acid therapies targeting ribonucleic acid against validated targets. Following the acquisition of GPCR USA in January 2025 and changes in our ownership, board composition and management team, our activities have primarily focused on supporting GPCR USA’s clinical development programs, evaluating strategic alternatives strategic alternatives and preserving capital.

We continue to evaluate a board range of strategic alternatives intended to maximize stockholder value, including private company acquisitions, additional capital raising transactions, business combination opportunities and other strategic transactions. No assurance can be given that any such evaluation process will result in the consummation of a transaction.

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

GPCR USA completed its Phase 2 clinical trial in January 2026 that focused on blood cancer patients, particularly those eligible for hematopoietic stem cell transplantation, commonly referred to as bone marrow transplant. Its current clinical trial involves the combined administration of GPC-100 (a small molecule antagonist with a high binding affinity to a chemokine receptor) and propranolol (a beta-blocker drug that affects the heart and circulation) for mobilization of stem cells in Multiple Myeloma patients. In accordance with the terms of the License and Collaboration Agreement, the first milestone payment of $1,000,000 became payable the second quarter of 2026. Due to the Company’s limited cash resources, the payment terms were amended and the milestone obligation is expected to be satisfied through the issuance of shares of the Company’s common stock

The Company previously formed KC Creation Co., Ltd. a wholly-owned South Korean subsidiary, which was subsequently disposed of on November 24, 2025 and dose not represent and ongoing operations of the Company.

Operating, financing, and cash flow considerations

Since our inception in 2011, we have primarily funded our operations through sales of our securities, loans and collaborations.

As of June 30, 2026, our cash and cash equivalents were approximately $1.7 million, compared to approximately $3.7 million as of December 31, 2025. The decrease primarily reflects cash utilized to fund operating activities, support GPCR USA’s clinical development activities and satisfy public company compliance obligations. Our current liquidity may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. Additional financing will be needed to fund our ongoing operations and exploration of strategic alternatives and pursue any alternatives that we identify. Management continues to evaluate potential equity financings, strategic transactions, partnering opportunities and other capital-raising alternatives. If we are unable to raise capital, the Company could seek bankruptcy protection and/or cease operations, which may result in our stockholders receiving no or very little value in respect of their shares of our common stock.

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

Recent Developments

Nasdaq Listing Requirements Deficiency Notices

As previously disclosed, we have received numerous deficiency notices with respect to various Nasdaq listing requirements in the past year. Most recently, On May 28, 2026, the Company received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rules as a result of the delayed filing of its Quarterly Report on Form 10-Q for the period March 31, 2026. On May 29, 2026, the Company filed its Form 10-Q for the period ended March 31, 2026, and on June 5, 2026, the Company received a formal notice from Nasdaq confirming that the Company had regained compliance with the applicable listing requirement and that this matter was officially closed.

In addition, on June 5, 2026, the Company received a deficiency notification from Nasdaq stating that the Company’s Stockholders' Equity reported in its Form 10-Q for the period ended March 31, 2026 ($2.098 million) had fallen below Nasdaq's minimum requirement of $2.5 million. On July 30, 2026, the Company submitted a formal Plan of Compliance to Nasdaq to address the equity shortfall. The Company is currently awaiting Nasdaq’s review and approval of its plan. If accepted, Nasdaq may grant an extension period of up to 180 days for the Company to regain compliance.

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

Contingent Consideration

The contingent consideration liability associated with the GPCR USA acquisition is measured at fair value using significant unobservable inputs and is therefore classified as a Level 3 liability under ASC 820. The valuation incorporates management’s estimates regarding the probability and timing of achieving specified clinical, regulatory and commercial milestones, as well as appropriate discount rates. Changes in these assumptions could result in material changes in the fair value of the contingent consideration liability and corresponding gains or losses in future reporting periods.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

We did not generate revenue during the three or six months ended June 30, 2026 or the comparable periods in 2025. Accordingly, period-to-period changes in operating results are primarily attributable to changes in research and development activities, general and administrative expenses and non-cash valuation adjustments.

The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change
Revenue:
Revenue	$—	$—	—	— %
Total Revenue	—	—	—	— %
Operating expenses:
Research and development expense	174	935	(761)	(81)%
General and administrative expense	889	1,514	(625)	(41)%
Loss (gain) on disposal of assets	(9)	60	(69)	(115)%
Total operating expenses	1,054	2,509	(1,455)	(58)%
Operating income (loss)	(1,054)	(2,509)	1,455	(58)%
Other income, net:
Dividend income	—	52	(52)	(100)%
Interest income	11	4	7	175%
Change in fair value of contingent liability	(52)	(159)	107	(67)%
Other (expense)	(26)	(9)	(17)	189%
Total other income, net	(67)	(112)	45	(40)%
Net loss before provision for income taxes	(1,121)	(2,621)	1,500	(57)%
Provision for income taxes	—	—	—	— %
Net income (loss)	$(1,121)	$(2,621)	$1,500	(57)%

Research and development expense

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change
Employee-related expense	$169	$217	$(48)	(22)%
Clinical development programs expense	5	718	(713)	(99)%
Total research and development expense	$174	$935	$(761)	(81)%

Research and development expense was $0.17 million for the three months ended June 30, 2026, reflecting a decrease of $0.76 million, or 81% from research and development expense of $0.93 million for three months ended June 30, 2025. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA; however, the Company temporarily deferred certain operating expenses, including research and development expense, during the three months ended June 30, 2026 pending the Company’s restructuring and reorganization.

General and administrative expense

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change
General and administrative expense	$889	$1,514	(625)	(41)%
Full time employees	2	8	(6)	(75)%

General and administrative expense was $0.09 million for the three months ended June 30, 2026, representing a decrease of $0.63 million or 41%, from $1.51 million for the three months ended June 30, 2025. The decrease for the three months ended June 30, 2026 was primarily attributable to reduced headcount, lower payroll-related costs and reduced expenditures on professional services and corporate administration activities.

Other income and expense

The Company recognized a loss of $52,000 related to the change in the fair value of its contingent liability for the three months ended June 30, 2026, compared to $159,000 in the comparative period in 2025.

For the three months ended June 30, 2026, the Company did not have any dividend and interest income, and had interest income of $11,000, whereas the Company reported dividend income of $52,000 and interest income of $4,000 for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change
Revenue:
Revenue	$—	$—	—	— %
Total Revenue	—	—	—	— %
Operating expenses:
Research and development expense	486	1,743	(1,257)	(72)%
General and administrative expense	2,180	3,731	(1,551)	(42)%
Loss on disposal of assets	28	86	(58)	(67)%
Gain on early lease termination	—	(5,974)	5,974	(100)%
Total operating expenses	2,694	(414)	3,108	(751)%
Operating income (loss)	(2,694)	414	(3,108)	(751)%
Other income, net:
Dividend income	—	79	(79)	(100)%
Interest income	11	9	2	22%
Gain on settlement of accounts payable	—	191	(191)	(100)%
Change in fair value of contingent liability	(240)	(295)	55	(19)%
Other (expense)	(26)	(9)	(17)	189%
Total other income, net	(255)	(25)	(230)	920%
Net loss before provision for income taxes	(2,949)	389	(3,338)	(858)%
Provision for income taxes	—	—	—	— %
Net income (loss)	$(2,949)	$389	$(3,338)	(858)%

Research and development expense

The following table summarizes our research and development expenses incurred during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change
Employee-related expense	$444	$426	$18	4%
Clinical development programs expense	42	1,317	$(1,275)	(97)%
Total research and development expense	$486	$1,743	$(1,257)	(72)%

Research and development expense was $0.49 million for the six months ended June 30, 2026, reflecting a decrease of $1.26 million, or 72% from research and development expense of $1.74 million for six months ended June 30, 2025. The Company incurred research and development expense in 2025 after the acquisition of GPCR USA; however, the Company temporarily deferred certain operating expenses, including research and development expense, during the six months ended June 30, 2026 pending the Company’s restructuring and reorganization.

General and administrative expense

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change
General and administrative expense	$2,180	$3,731	(1,551)	(42)%
Full time employees	1	8	(7)	(88)%

General and administrative expense was $2.2 million for the six months ended June 30, 2026, representing a decrease of $1.56 million or 42%, from $3.7 million for the six months ended June 30, 2025. The decrease for the three months ended June 30, 2026was due to the decreased number of full time employees and professional services compared to the same prior-year quarter.

Gain on early lease termination

Due to the early termination of the Chicago Lease as of January 31, 2025, the Company recognized a $6 milliongain resulting from the reversal of the remaining liability related to this lease for the six months ended June 30, 2025. Accordingly, period-to-period comparisons of operating results are significantly affected by this one-time, non-recurring gain. Excluding the lease termination gain, operating losses improved primarily as a result of reductions in headcount, professional services costs and clinical development expenditures.

Other income and expense

The Company recognized a loss of $240,000 related to the change in the fair value of its contingent liability for the six months ended June 30, 2026, compared to $295,000 in the comparative period in 2025.

For the six months ended June 30, 2026, the Company did not have any dividend income and had interest income of $11,000, whereas the Company reported dividend income of $79,000 and interest income of $9,000 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We generated limited revenue from our collaboration agreements, which have since been terminated. We have funded our operations to date with proceeds received from equity financings and payments received in connection with collaboration agreements, which have since been terminated. Currently we are evaluating strategic alternatives and did not generate revenue during the six months ended June 30, 2026. As of June 30, 2026, our cash and cash equivalents were $1.7 million.

We incurred net loss of approximately $2.9 million for the six months ended June 30, 2026 and net income of $0.4 million for the six months ended June 30, 2025. We expect to incur significant expenses and negative cash flows for the foreseeable future.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
	(unaudited)
Net cash used in operating activities	$(2,029)	$(3,880)
Net cash used in investing activities	—	(2,370)
Net cash provided by financing activities	—	1,600
Net (decrease) in cash and cash equivalents	$(2,029)	$(4,650)

Operating activities

Net cash used in operating activities was $1.1 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash used in operating activities for the six months ended June 30, 2026of $0.5 million was due to the Company’s reduced spending and reduced number of employees, to conserve cash during the restructuring and reorganization.

Investing activities

Net cash used in investing activities was $0.0 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. The cash used by investing activities of $2.1 million for the prior year was due to the purchase of GPCR USA. The Company did not have any investing activities for the current year.

Financing activities

Net cash provided by financing activities was $0.0 million and $1.6 million for six months ended June 30, 2026 and 2025, respectively. The $1.6 million provided by financing activities in the prior year is due to the funds received from the common stock purchase agreements during the six months ended June 30, 2025. The Company did not have any financing activities during the six months ended June 30, 2026.

Funding Requirements

Our existing cash and cash equivalents may not be sufficient to enable us to fund our existing obligations and ongoing operating expenses for the near term. Our future capital requirements are difficult to forecast and will depend on many factors, including, but not limited to:

•
the results of our exploration of strategic alternatives, including any potential transactions;
•
the results of any future or pending litigation against the Company;
•
the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including rising inflation and interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices; and
•
unknown legal, administrative, regulatory, accounting, and information technology costs as well as additional costs associated with operating as a public company.

Based on our current cash position and operating forecasts, we will require additional capital to continue operations, satisfy existing obligations and execute our strategic objectives. There can be no assurance that such financing will be available when needed or on acceptable terms.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Management identified material weaknesses in the Company’s internal control over financial reporting related to the following:

1.
Management’s review of the accounting treatment of non-routine activities.
2.
The Company failed to design and implement controls around all accounting and information technology processes and procedures.

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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various claims and legal actions that arise in the ordinary course of business. Management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On March 3, 2026, the Company received a Three Day Notice to Pay Rent or Quit from Dren Bio demanding payment of unpaid rent payments of approximately $0.7 million in connection with the sublease of its facilities situated in Redwood City or in the alternative quit and deliver up possession of the premises. Following receipt of such notice, the Company did not remit a payment and on March 9, 2026, Dren Bio filed a Complaint for Unlawful Detainer against GPCR USA in the Superior Court of California, County of San Mateo, seeking restitution of possession of the premises and forfeiture of the sublease and the unpaid rent payments of approximately $0.7 million, damages and attorney’s fees. The Company vacated the facility in Redwood City as of April 15, 2026. The Company is evaluating its legal and factual defenses and the potential financial impact of the matter. At this time, management cannot reasonably estimate any additional loss, if any, beyond amounts currently accrued in the Company’s condensed consolidated financial statements.

The Company and certain of its current and former officers and directors were defendants in Colwell v. Exicure, Inc. et al., a securities class action in the United States District Court for the Northern District of Illinois (Case No. 1:21-cv-06637) (the “Securities Class Action”). On May 26, 2023, the plaintiffs filed a second amended complaint generally alleging that the defendants made false statements about the results of experiments concerning the drug XCUR-FXN and asserting claims for violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 thereunder. On October 8, 2024, the court granted preliminary approval of the settlement in the Securities Class Action and set a schedule for final approval proceedings, including a final approval hearing on January 13, 2025. On January 13, 2025, the court entered final judgment approving a settlement of this litigation, which settlement included a $5.625 million payment. The settlement was funded by the Company’s insurers, subject to certain agreements between the Company and the insurers.

The settlement described above was fully covered by insurance. However, the settlement includes a reservation of rights by the insurers against the Company for the unsatisfied portion of its self-insured retainer. As a result, the Company recorded an accrual as of September 30, 2024 for the amount of the unsatisfied retainer of approximately $1.1 million needed to bridge the $2.5 million retainer that the Company is liable for under its self- insured retention. On July 29, 2025, the Company entered into an agreement with the insurer to remit $1 million in order to satisfy the remaining balance of its self-insured retention obligation and paid this on August 13, 2025.

Three related stockholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors and against the Company as a nominal defendant between March and April 2022 in the United States District Court for the Northern District of Illinois (Puri v. Giljohann, et al. (Case No. 1:22-cv-01083); Sim v. Giljohann, et al. (Case No. 1:22-cv-01217)), and the United States District Court for the District of Delaware (Stourbridge Investments LLC v. Exicure, Inc. et al. (Case No. 1:22-cv-00526)) (collectively, the “Derivative Complaints”). On March 18, 2022, James McNabb, through counsel, sent a written demand to the Company (the “Demand Letter”) demanding that the Board investigate certain allegations and commence proceedings on the Company’s behalf against certain of the Company’s officers and directors for alleged breaches of fiduciary duties and corporate waste. On March 18, 2026, the parties executed a formal settlement agreement. On June 2, 2026, the United States District Court for the Northern District of Illinois granted final approval of the global settlement and, on the same day, entered an order dismissing with prejudice the derivative litigation pending in that court pursuant to the settlement. On June 15, 2026, the United States District Court for the District of Delaware entered an order dismissing with prejudice the derivative litigation pending in that court pursuant to the settlement.

On October 3, 2023, a former employee filed a complaint against the Company and various of its former executives in the United States District Court for the District of New Jersey. The complaint is primarily a breach of contract claim relating to the former employee’s separation from the Company, as well as a claim for unpaid wages under the Illinois Wage Payment and Collection Act (“IWPCA”). On July 15th 2026, the parties entered into a settlement agreement in the amount of $425,000.

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

Date: August 14, 2026

EXICURE, INC.

By:	/s/ Jung Soo Kim
Jung Soo Kim
Chief Executive Officer

By:	/s/ Gyuyeob Lee
Gyuyeob Lee
Chief Financial Officer